Form 10QSB
period 2006-09-30
PET EXPRESS SUPPLY INC
filed 2006-11-20
CIK 1357838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 333-137595

PET EXPRESS SUPPLY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3768799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5219 S. Pittsburg St., Spokane, WA	99223
(Address of principal executive offices)	(Zip Code)

(509) 990-2630
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 15, 2006:

5,055,000

PET EXPRESS SUPPLY, INC.

(A Development Stage Company)

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Registration Statement on Form SB-2 previously filed with the Commission on September 26, 2006.

Pet Express Supply, Inc.

(formerly GPP Diversified, Inc.)

(a Development Stage Company)

Balance Sheet

September 30,
2006
Assets

Current assets:
Cash	$537
Total current assets	537

Fixed assets, net	1,410

$1,947

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,206
Accrued interest	34
Note payable, net of discount	1,010
Total current liabilities	3,250

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,055,000 shares issued and outstanding	5,055
Additional paid-in capital	9,856
(Deficit) accumulated during development stage	(16,214)
(1,303)

$1,947

The accompanying notes are an integral part of these financial statements.

Pet Express Supply, Inc.

(formerly GPP Diversified, Inc.)

(a Development Stage Company)

Statements of Operations

	Three Months Ended		Nine Months Ended		September 11, 2003
	September 30,		September 30,		(Inception) to
	2006	2005	2006	2005	September 30, 2006

Revenue	$—	$—	$—	$—	$—

Expenses:
Depreciation expense	141	—	289	—	289
General and administrative expenses	6,053	—	7,009	—	10,669
General and administrative expenses – related party	—	—	—	—	5,000
Total expenses	6,194	—	7,298	—	15,958

Operating Loss	(6,194)	—	(7,289)	—	(15,958)

Other expenses:
Interest expense	256	—	256	—	256
Total other expenses	256	—	256	—	256

Loss from continuing operations before income taxes	(6,450)	—	(7,554)	—	(16,214)

Provision for income taxes	—	—	—	—	—

Net (loss)	$(6,450)	$—	$(7,554)	$—	$(16,214)

Weighted average number of
common shares outstanding – basic and fully diluted	5,055,000	5,000,000	5,044,780	5,000,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Pet Express Supply, Inc.

(formerly GPP Diversified, Inc.)

(a Development Stage Company)

Statements of Cash Flows

	Nine Months Ended		September 11, 2003
	September 30,		(Inception) to
	2006	2005	September 30, 2006
Cash flows from operating activities
Net (loss)	$(7,554)	$—	$(16,214)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services – related party	—	—	5,000
Warrants issued for financing costs	221	—	221
Depreciation	289	—	289
Changes in operating assets and liabilities:
Increase in accounts payable	(1,254)	—	2,206
Increase in accrued interest	34	—	34
Net cash (used) by operating activities	(8,264)	—	(8,464)

Cash flows from investing activities
Purchase of fixed assets	(1,699)	—	(1,699)
Net cash provided by investing activities	(1,699)	—	(1,699)

Cash flows from financing activities
Increase in note payable	5,000	—	5,000
Donated capital	—	—	200
Issuances of common stock	5,500	—	5,500
Net cash provided by financing activities	10,500	—	10,700

Net (decrease) increase in cash	537	—	537
Cash – beginning	—	—	—
Cash – ending	$537	$—	$537

Supplemental disclosures:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Non-cash transactions:
Shares issued for services – related party	$—	$—	$5,000
Number of shares issued for services	—	—	5,000,000
Amortization of warrants issued for financing costs	$221	$—	$221
Number of warrants issued for financing costs	350,000	—	350,000

The accompanying notes are an integral part of these financial statements.

Pet Express Supply, Inc.

(formerly GPP Diversified, Inc.)

(a Development Stage Company)

Notes

Note 1 – Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company’s SB-2 registration statement. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – History and organization of the company

The Company was organized September 11, 2003 (Date of Inception) under the laws of the State of Nevada, as GPP Diversified, Inc. The business of the Company is to sell pet products via the Internet. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company.

The Company was initially authorized to issue 25,000,000 shares of its no par value common stock. On November 9, 2005, the Company amended its articles of incorporation to increase its authorized capital to 100,000,000 shares with a par value of $0.001. Concurrently, the Company changed its name from GPP Diversifed, Inc. to Pet Express Supply, Inc.

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of ($16,214) for the period from September 11, 2003 (inception) to September 30, 2006, and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

The Company is contemplating conducting an offering of its equity securities to obtain operating capital. In the event additional capital is required or if the offering is unsuccessful, the President of the Company has agreed to provide funds as a loan over the next twelve-month period, as may be required. However, the Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Pet Express Supply, Inc.

(formerly GPP Diversified, Inc.)

(a Development Stage Company)

Notes

Note 4 – Fixed assets

Fixed assets consisted of the following:

	September 30,
	2006	2005
Computer equipment	$1,699	$—

Accumulated depreciation	(289)	—
	$1,410	$—

During the nine month periods ended September 30, 2006 and 2005, the Company recorded depreciation expense of $289 and $0, respectively.

Note 5 – Debt and interest expense

On August 23, 2006, the Company conducted a private offering of debt securities, whereby it secured up to $17,500 in bridge loan financing from one non-affiliated entity, whereby the note holder agreed to finance the Company in increments of $2,500, as needed. To date, the note holder has loaned the Company $5,000. The aggregate principal amount and interest accrued thereupon is due December 31, 2007. The note bears an interest rate of 10%, calculated annually, and contains no prepayment penalty. As of September 30, 2006, the Company recorded interest expense of $34 related to the note payable.

In connection with the debt offering, the note-holder was issued warrants to purchase shares of the Company’s par value common stock. Resultantly, a discount of $4,212 was attributed to the value of the note, which amount is being amortized over a period of approximately 16 months. As of September 30, 2006, a total of $222 has been amortized and recorded as interest expense related to the warrants. See note 7 for additional discussion regarding the issuance of warrants.

Interest expense totaled $256 and $0 for the nine months ended September 30, 2006 and 2005, respectively.

Note 6 – Stockholders’ equity

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

On September 11, 2003, the Company issued 5,000,000 shares of its par value common stock as founders’ shares to an officer and director in exchange for services rendered in the amount of $5,000.

On September 11, 2003, the sole officer and director of the Company paid for expenses on our behalf in the amount of $200. The entire amount is considered donated capital and recorded as additional paid-in capital.

On March 3, 2006, the Company conducted a private placement, whereby it issued 75,000 shares of its par value common stock for cash in the amount of $7,500.

On April 3, 2006, the Company rescinded 20,000 shares of common stock issued in the private offering and returned the cash investment of two shareholders, totaling $2,000.

As of September 30, 2006, there have been no other issuances of common stock.

Pet Express Supply, Inc.

(formerly GPP Diversified, Inc.)

(a Development Stage Company)

Notes

Note 7 – Warrants and options

As of January 1, 2006, there were no warrants outstanding.

On August 23, 2006, the Company issued warrants to purchase shares of the Company’s par value common stock to one non-affiliated entity in conjunction with a bridge loan agreement. The warrant holder was granted the right to purchase 350,000 shares of common stock of the Company for an aggregate purchase price of $38,500 or $0.11 a share. The aggregate fair value of such warrants totaled $26,693 based on the Black Schoeles Merton pricing model using the following estimates: 6% risk free rate, 100% volatility and expected life of the warrants of approximately 5 years.

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2006 and 2005 and changes during the nine months ended on those dates:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2004	0	$0.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at September 30, 2005	0	$0.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2005	0	$0.00
Granted	350,000	$0.11
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at September 30, 2006	350,000	$0.11
Options exercisable at September 30, 2005	0	$0.00
Options exercisable at September 30, 2006	350,000	$0.11

The following tables summarize information about stock warrants outstanding and exercisable at September 30, 2006:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.11	350,000	4.9	$0.11
	350,000	4.9	$0.11

	STOCK WARRANTS EXERCISABLE
Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.11	350,000	$0.11
	350,000	$0.11

As of September 30, 2006, there were 350,000 warrants outstanding to acquire additional shares of common stock.

Pet Express Supply, Inc.

(formerly GPP Diversified, Inc.)

(a Development Stage Company)

Notes

Note 8 – Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by an officer and director of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Management’s Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Pet Express Supply, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Alchemy’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as,  ”believes,”  ”expects,” “intends,”  ”plans,”  ”anticipates,”  ”estimates” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion

Pet Express Supply, Inc. was incorporated in Nevada on September 11, 2003, under the name GPP Diversified, Inc. Subsequently, on November 9, 2005, we changed our name to Pet Express Supply, Inc. PES is a startup and has not yet realized any revenues. Our efforts have focused primarily on the development and implementation of our business plan. No development related expenses have been or will be paid to affiliates of PES.

During the nine month period ended September 30, 2006, we did not generate any revenues, and incurred a net loss of $7,554, attributable to $289 in depreciation expense, $7,009 in general and administrative expenses related to the cost of developmental activities and $256 in interest expense. During the nine months ended September 30, 2005, we did not generate any revenues and did not incur any expenses, as we were did not conduct any operations in pursuit of our business plan.

From our inception to September 30, 2006, we generated no revenues, while experiencing an aggregate net loss of $16,214. The cumulative net loss was attributable, in part, to depreciation expense of $289 and $15,669 in general and administrative expenses related to the costs of start-up operations, of which $5,000 was paid to Renea Yamada, a related party, in the form of 5,000,000 shares of common stock issued for services rendered. We also recorded a total of $256 in interest expense since our inception.

We believe that our cash on hand as of September 30, 2006 in the amount of $537 is not sufficient to maintain our current minimal level of operations for the next approximately 12 months. We are seeking to raise a minimum of $35,000 and a maximum of $100,000 in a public offering of our common stock. It is anticipated that we will be able to initiate establishing a base of operations with at least the minimum amount sought in this offering. In the event we are unable to raise at least the minimum amount of $35,000, we may be unable to conduct any operations and may consequently go out of business. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

On August 23, 2006, we secured bridge loan financing in an effort to sustain our operations for the next six months. We are able to borrow in increments of $2,500, up to an aggregate of $17,500. The loan bears an interest rate of 10% per annum. The total amount borrowed, along with any accrued interest, is due December 31, 2007 and may be paid in part or in full at any time prior to that date without penalty. In the event we are able to raise at least the minimum gross proceeds of $35,000 in our public offering, all principal and interest accrued thereupon will be due immediately. As of September 30, 2006, we borrowed a total of $5,000 and have accrued $34 in interest related to this loan. We cannot guarantee that we will be able to repay any amount borrowed. If we fall into default on this loan, we may be unable to extend our repayment date or obtain sufficient funds to satisfy the debenture.

In connection with the debt offering, the note holder was issued warrants to purchase 350,000 shares of our common stock. The aggregate purchase price is $38,500, or $0.11 per share. Assuming the exercise of all of the warrants, we intend to use the gross proceeds of $38,500 for general working capital. However, we cannot assure you that the warrant holder will exercise any of the warrants.

In addition to raising capital through sales of our equity and debt securities, generating sales in the next six to 12 months is important to support our planned ongoing operations. However, we cannot guarantee that we will generate any such sales. If we do not generate sufficient revenues and cash flows to support our operations over the next 12 to 18 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our current officers and directors appear sufficient at this time. Our officers and directors work for us on a part-time basis, and are prepared to devote additional time, as necessary. We do not expect to hire any additional employees over the next 12 months.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our directors. Additionally, we believe that this fact shall not materially change.

Plan of Operation

We seek to establish ourselves as an online retailer of pet supplies. In order to commence our planned principal operations, we must publish our website and identify and contact potential manufacturers and suppliers of pet products. Our management designates the following as our priorities for the next six to 12 months:

1.

Establish our Internet presence: We believe that developing a website is critical to reaching prospective customers and generating awareness of our brand and proposed product offerings. We have reserved the domain name www.petexpresssupply.com and are working to develop content for the web site. Once operational, the site will serve as our base of operations and the sole method through which we will realize sales. Our website is not currently functional. We anticipate having our website operational within three months of attaining the minimum proceeds from this offering.

2.

Identify pet product manufacturers and suppliers: Our business model is to sell pet supplies to consumers. In order to obtain saleable merchandise, we must identify potential manufacturers and suppliers of pet products. Our President, Renea Yamada, intends to identify potential suppliers through Internet searches, recommendations from pet owners and shopping at competitors’ website and stores. We intend to initiate our research efforts within the next one to two months from the date of this registration statement, of which this prospectus is a part. To date, we have not identified or contacted any manufacturers or suppliers.

3.

Develop and implement an Internet marketing strategy: Approximately one month after publishing our website and within six months following this offering, we expect to develop and implement a promotional strategy to generate awareness of our brand and drive traffic to our proposed web site. Our current plan is to develop and implement a marketing plan by utilizing search engine placement and keyword submission optimization services to increase the visibility of our website to our target market. However, we expect to continuously assess new marketing strategies; thus, we cannot predict whether the actual marketing and advertising efforts we implement will remain in its current form or not. To date, we have not developed or implemented any marketing strategy.

4.

Pursue strategic alliances: Our management believes that strategic alliances, in the form of advertising or affiliate programs, could provide us with supplement income and generate brand awareness. It is our goal to enroll in programs that are free to participate. We plan to investigate the feasibility of these programs beginning within two months from the date our website becomes operational. We have not yet identified or contacted any companies with advertising or affiliate programs.

We are seeking to raise a minimum of $35,000 and a maximum of $100,000 in a public offering of our common stock. There are no formal or informal agreements to attain such financing and can not assure you that any financing can be obtained. No alternative sources of funds are available to us in the event we do not raise adequate proceeds from this offering. If we are unable to raise at least the minimum proceeds, we will not be able to implement any of our proposed business activities and may be forced to cease operations.

On August 23, 2006, we secured bridge loan financing in an effort to sustain our operations for the next six months. We are able to borrow in increments of $2,500, up to an aggregate of $17,500. The loan bears an interest rate of 10% per annum. The total amount borrowed, along with any accrued interest, is due December 31, 2007 and may be paid in part or in full at any time prior to that date without penalty. In the event we are able to raise at least the minimum gross proceeds of $35,000 in our public offering, all principal and interest accrued thereupon will be due immediately. As of September 30, 2006, we borrowed a total of $5,000. We cannot guarantee that we will be able to repay any amount borrowed. If we fall into default on this loan, we may be unable to extend our repayment date or obtain sufficient funds to satisfy the debenture. We anticipate using the debt financing as follows:

	$	%
MAXIMUM AMOUNT OF LOAN	17,500	100.00%

Expenses related to the public offering
Transfer agent fees	500	2.86%
Professional fees	3,000	17.14%
SEC registration fees	100	0.57%
Total expenses related to the public offering	3,600	20.57%

Operating expenses
Office equipment	3,000	17.14%
Office supplies	500	2.86%
Website services	4,000	22.86%
Working capital	6,400	36.57%
Total operating expenses	13,900	79.43%

Total use of loan	17,500	100.00%

We plan to use the loan to cover the expenses related to the offering registered in this registration statement, of which this prospectus is a part. We expect these expenses to amount to approximately $3,600, which is comprised of transfer agent, professional and SEC registration fees. The funds from the loan are also expected to support our developmental activities until we are able to raise at least the minimum proceeds in our public offering of common stock being registered hereby. PES believes that using a minimum of $4,000 for web site development will be satisfactory to establish and keep our website, www.petexpresssupply.com, operational over the next 12 months. The site is expected to be fully functional but may have limited graphic appearance and depth. We also plan to spend approximately $3,000 on office equipment such as computers and printers, as well as $500 on basic office supplies. The balance of the loan available to us, $6,400, is anticipated to provide us with general working capital to cover unforeseen expenditures.

In connection with the debt offering, the note holder was issued warrants to purchase 350,000 shares of our common stock. The aggregate purchase price is $38,500, or $0.11 per share. Assuming the exercise of all of the warrants, we intend to use the gross proceeds of $38,500 for general working capital. However, we cannot assure you that the warrant holder will exercise any of the warrants.

We believe that the proceeds of the minimum offering will be sufficient to satisfy the start-up and operating requirements for the next 12 months. The table below illustrates the financing needs and anticipated sources of funds for the elements of our business plan that constitute top priorities. Each material event or milestone listed in the table below will be required until revenues are generated. These milestones are expected to be in place in the first six months after funding.

	Use of Proceeds Line Item	Minimum Offering	Maximum Offering

Establish Internet presence	Website services	$4,000 from bridge loan	$ 6,000
Purchase inventory of pet supplies	Inventory	$4,000	$12,000
Develop Internet marketing strategy	Advertising & marketing	$2,500	$16,000

Depending on the outcome of this offering, PES foresees one of the following basic scenarios:

Plan 1: Minimum Offering.

If PES raises only the minimum of $35,000 in this offering, then PES believes it will be able to execute its business plan adequately and operate as a going concern. PES does not expect to generate revenue in the first six months of operation from the date the first funds are received from escrow. $19,000, or 54%, of the gross offering proceeds, will be used to repay our accounts payable and bridge loan outstanding.

In the event this registration statement goes effective with the SEC, we will be required to file certain periodic and other reports, for which we have budgeted spending $9,500. This amount includes accounting, legal and professional fees related to filing quarterly and annual reports through December 31, 2007. All statements are to be filed in applicable periodic reports with the SEC in accordance with Item 310 of Regulation S-B.

Within the first three to six months of receiving the minimum gross offering proceeds, we expect to begin purchasing saleable inventory of pet supplies in the amount of $4,000. We intend to evaluate the merits of stocking products on an item-by-item basis. All merchandising activities will be undertaken by Renea Yamada, our President.

The minimum of $2,500 allocated for marketing will be focused on online advertising and increasing Internet exposure and traffic and brochures and mailings. PES has identified a handful of online advertising products offered by Microsoft bCentral and Google AdWords that fit our allocated budget and support the business goals and objectives in the event only the minimum is raised in this offering. Although a plan of operations has not been developed dedicating the funds to any specific software/service(s), some of the services the Company is considering are “Guaranteed Traffic Banner Advertising”, “Site Optimization and Search Engine Submissions,” and an “Online Business Listing,” all of these products are offered by Microsoft bCentral.

PES believes that using a minimum of $6,000 for web site development will be satisfactory to establish and keep our website, www.petexpresssupply.com, operational over the next 12 months. The site is expected to be fully functional but may have limited graphic appearance and depth. PES’ working capital as addressed in use of proceeds will be kept at a minimum of $5,000.

Plan 2: 50% of the Maximum Offering.

In the event PES raises $50,000, 50% of the maximum offering, PES does not expect to generate revenue in the first six months of operation from the date the first funds are received from escrow. We have allocated additional funds to inventory and advertising costs with the goal of accelerating the implementation of our business plan. We plan to use $2,000 to increase the functionality of our website and to enhance the graphic appearance of the website. The remaining $9,000 will be kept in reserve for unforeseen expenses and/or opportunities. Growth of the company should not be adversely impacted. In the event sufficient sales are not generated in the first six to eight months, the company’s growth could be slower than anticipated.

Plan 3: 75% of the Maximum Offering.

In the event PES raises $75,000, 75% of the maximum offering, PES does not expect to generate revenue in the first six months of operation from the date the first funds are received from escrow. We expect to purchase significantly more inventory than we would have under a minimum offering, $8,000 as opposed to $4,000. Management will also increase our advertising budget to $8,000 to implement and expand our online advertising efforts. Our management believes the increased advertising budget is required to generate sales to turn over the greater amount of inventory we plan to purchase. We will continue to expand the look and feel of our website, and we have allocated $3,000 to do so. Our management believes the cost of being a reporting company will rise as our business activity increases. As a result, we have allocated $15,000 to cover professional fees related to satisfying our public reporting requirements. We seek to purchase additional office equipment and supplies. The remaining $19,250 will be kept in reserve for unforeseen expenses and/or opportunities. This funding level should be more than sufficient to execute the business plan and growth strategy in full. Our growth should not be adversely impacted at this level of funding.

Plan 4: Maximum Offering.

In the event PES raises the maximum of $100,000, PES does not expect to generate revenue in the first six months of operation from the date the first funds are received from escrow. We expect all aspects of our business to cost more and have budgeted, accordingly. We have allocated $12,000 toward purchasing saleable inventory. We will also spend $6,000 on improving our Internet site, as well as $16,000 on marketing efforts to drive consumers to our site. We have set aside $20,000 to take care of professional fees related to being a public reporting company. We seek to purchase additional office equipment and supplies. The remaining $23,500 will be kept in reserve for unforeseen expenses and/or opportunities. This funding level should be more than sufficient to fully execute our business plan and growth strategy.

All use of proceeds figures represent our management’s best estimates and are not expected to vary significantly. However, in the event we incur or expect to incur expenses materially outside of these estimates, we intend to file an amended registration statement, of which this prospectus is a part of, disclosing the changes and the reasons for any revisions.

Our ability to commence operations is entirely dependent upon the proceeds to be raised in this offering. If we do not raise at least the minimum offering amount, we will be unable to establish a base of operations, without which we will be unable to begin to generate any revenues. The realization of sales revenues in the next 12 months is important for our plan of operations. However, we cannot guarantee that we will generate such growth. If we do not produce sufficient cash flow to support our operations over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to stay in business.

We currently do not have any material contracts and or affiliations with third parties.

Our officers and directors recognize that we are required to continuously file reports with the SEC and any exchange we may be quoted on, and understands the resultant increased costs of being a public reporting company. We believe that investors are more agreeable to invest in a company that intends to become a public company rather than to remain private with no foreseeable exit strategy for shareholders. Thus, we raised capital in a private placement offering completed in March 2006 with the intention of PES becoming a public reporting company. Our private investors held no influence on the decision to become a public company.

In addition, our officers and directors believe that a benefit of being a public company is the access to capital markets. We believe that if additional funds are required to finance our continuing operations, we may be able to obtain more capital by pursuing an offering of equity or debt securities.

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors were advised by Beckstead and Watts, LLP, our independent registered public accounting firm, that during their performance of audit procedures for 2005 Beckstead and Watts, LLP identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II – OTHER INFORMATION

Unregistered Sales of Equity Securities

In September 2003, we issued 5,000,000 shares of our common stock to Renea Yamada, our founding shareholder and an officer and director. This sale of stock did not involve any public offering, general advertising or solicitation. The shares were issued in exchange for services performed by the founding shareholder on our behalf in the amount of $5,000. Mrs. Yamada received compensation in the form of common stock for performing services related to the formation and organization of our Company, including, but not limited to, designing and implementing a business plan and providing administrative office space for use by the Company; thus, these shares are considered to have been provided as founder’s shares. Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital. At the time of the issuance, Mrs. Yamada had fair access to and was in possession of all available material information about our company, as his is the sole officer and director of Pet Express Supply, Inc. The shares bear a restrictive transfer legend. On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

In March 2006, we sold 75,000 shares of our common stock to six shareholders, three of whom are affiliates of PES. The shares were issued at a price of $0.10 per share for total cash in the amount of $7,500. The shares bear a restrictive transfer legend. This March 2006 transaction (a) involved no general solicitation, (b) involved less than thirty-five non-accredited purchasers and (c) relied on a detailed disclosure document to communicate to the investors all material facts about Pet Express Supply, Inc., including an audited balance sheet, statements of income, changes in stockholders’ equity and cash flows. Each purchaser was given the opportunity to ask questions of us. Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act of 1933, as amended.

In April 2006, we returned the investment of two non-affiliated shareholders, aggregating $2,000 (or 20,000 shares of our common stock). The shares were returned to our authorized capital and are not considered issued nor outstanding.

On August 23, 2006, we conducted a private offering of debt securities, whereby we secured up to $17,500 in bridge loan financing from Lynn Cole Capital, a non-affiliated entity, whereby the note holder agreed to finance us in increments of $2,500, as needed. To date, the note holder has loaned us a total of $5,000. The aggregate principal amount and interest accrued thereupon is due December 31, 2007. The note bears an interest rate of 10%, calculated annually, and contains no prepayment penalty. In connection with the debt offering, the note holder was issued warrants to purchase 350,000 shares of our common stock for an aggregate purchase price of $38,500, or $0.11 a share. The securities were issued in reliance upon an exemption from registration contained in Section 4(2) of the Securities Act.

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws *

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Renea Yamada

(b) Diane Egger

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 previously filed with the SEC on September 26, 2006, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PET EXPRESS SUPPLY, INC.
(Registrant)

Signature	Title	Date

/s/ Renea Yamada	President and	November 20, 2006
Renea Yamada	Chief Executive Officer