Form 10KSB
period 2006-12-31
PET EXPRESS SUPPLY INC
filed 2007-03-27
CIK 1357838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 333-137595

PET EXPRESS SUPPLY, INC.
(Name of small business issuer in its charter)

Nevada	20-3768799
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5219 S. Pittsburg St. Spokane, WA	99223
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (509) 990-2630

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [  ]

The issuer's revenue for its most recent fiscal year was $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $4,500 as of March 26, 2007.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 26, 2007 was 5,055,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, PES’ actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

DESCRIPTION OF BUSINESS

Business Development and Summary

Pet Express Supply, Inc. was incorporated in the State of Nevada on September 11, 2003.  We are an on-line retailer of pet supplies.  As of the date of this annual report, we have generated no revenues.  Our operations to date have been devoted to the following:

1.

Formation of the Company,

2.

Obtaining capital through sales of our common stock,

3.

Establishing our presence on the Internet at www.petexpresssupply.com and

4.

Developing an initial contact list of pet supply manufacturers and suppliers.

On September 26, 2006, we filed a Registration Statement on Form SB-2 (SEC File Number 333-137595) to register 55,000 shares of common stock held by selling shareholders, 350,000 shares of common stock underlying warrants and up to 1,000,000 shares of common stock at a price of $0.10 per share.  The Securities and Exchange Commission deemed the Registration Statement effective on October 23, 2006.  As of the date of this Annual Report, we have sold 400,000 shares of common stock, for total gross cash proceeds of $40,000.  This amount is currently held by the escrow agent for the offering with pending the funds being cleared in the escrow account.

Our administrative office is located at 5219 S. Pittsburg St., Spokane, WA 99223.

Our fiscal year end is December 31.

Business of Issuer

Principal Products and Principal Markets

Pet Express Supply is an online retailer of pet supplies.  We have established our presence on the Internet at www.petexpresssupply.com, which serves as our base of operations and the sole method through which we will realize sales.  The site is designed to be our primary store-front, through which we will market, sell and distribute all merchandise.

Our target market consists of discriminating feline and canine owners seeking unique products not typically found in the larger pet “superstores.”  Our management believes that there exists a niche market of individuals who have a fair amount of discretionary disposable income and treat their pets like family.  These individuals tend to purchase toys, clothing and accessories much like a person would for their children.  There are virtually limitless products marketed to consumers in the pet supplies industry.  We believe it is not feasible to attempt to accumulate a large inventory of units across hundreds or even thousands of items.  In contrast, we seek to offer a narrow selection of products from both small, specialty manufacturers, as well as larger, established companies.  Our goal is to offer a variety of unique items alongside well-known popular products.

As we are still in the development stage, we do not have any saleable inventory and have not yet contacted any manufacturers or suppliers.  We intend to evaluate the merits of stocking products on an item-by-item basis.  All merchandising activities will be undertaken by Renea Yamada, our President.

Distribution Methods of the Products

We have no methods of distribution in place, nor do we have any merchandise to distribute.  However, it is anticipated that when we are required to fulfill customer orders, we will use general parcel services such as United Parcel Service, DHL and Federal Express.

Industry Background and Competition

The market for pet products is very competitive, highly fragmented and is characterized by pricing pressures, quality of customer service, breadth and depth of product selection, as well as convenience, reliability and accessibility.  Our competitors can be divided into several groups: (a) online stores that sell pet products such as Pets.com and Petopia.com; (b) superstore retailers of pet products like Petsmart and Petco; (c) specialty pet retailers like Three Dog Bakery and small regional or singular locations; (d) mass market retailers such as Wal-Mart; (e) supermarkets and grocery stores similar to Albertsons; (f) warehouse clubs like Costco; and (g) mail order suppliers of pet products like Dog.com.

We compete generally for the disposable income of pet owners.  Although we plan to focus on the specialty, boutique niche in the pet supply market, there exist significantly similar, and often competitively priced, merchandise sold by numerous competitors of varying sizes.  We are a start-up company without a base of operations and lacking an ability to generate sales.  As such, our competitive position is unfavorable in the general marketplace.  Unless we implement our planned operations and begin to generate revenues, we will not be able to maintain our operations.

Significantly all of our current and potential traditional store-based and online competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do.  Our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.  Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet.  Many of these current and potential competitors can devote substantially more resources to Web site and systems development than we can.  In addition, larger, more well-established and financed entities may acquire, invest in or form joint ventures with online competitors or pet supply retailers as the use of the Internet and other online services increases.

Need for Government Approval of Principal Products

We are not aware of the need to obtain governmental approval for any aspect of our operations.

Effect of Existing or Probable Governmental Regulations

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing or electronic commerce.  We do not currently provide individual personal information regarding our users to third parties and we currently do not identify registered users by age, nor do we expect to do so in the foreseeable future.  The adoption of additional privacy or consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and services or require us to redesign our web site.

In addition to regulations applicable to businesses generally, we are regulated by federal, state or local governmental agencies with respect to the shipment of pet food and pet products.  We expect to rely upon our potential suppliers to meet the various regulatory and other legal requirements applicable to products that will be supplied by them to us.  However, we guarantee that such suppliers have in the past, or will in the future, always do so, or that their actions will be adequate or sufficient to satisfy all governmental requirements that may be applicable to these sales.  We would be fined or exposed to civil or criminal liability, and we could receive potential negative publicity, if these requirements were not to be fully met by suppliers or by us directly.

Number of total employees and number of full time employees

PES is currently in the development stage.  During the development stage, we plan to rely exclusively on the services of Renea Yamada, President and director, and Diane Egger, our Treasurer and director, to set up our business operations.  Both Mrs. Yamada and Mrs. Egger currently work for us on a part-time basis and each expect to devote approximately 10-20 hours per week to our business, or as needed.  There are no other full- or part-time employees.  We believe that our operations are currently on a small scale that is manageable by these individuals.

Reports to Security Holders

(1)

Pet Express Supply will furnish shareholders with annual financial reports certified by its independent accountants.

(2)

Pet Express Supply is a reporting issuer with the Securities and Exchange Commission.  We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as required to maintain the fully reporting status.

(3)

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

Risk Factors

Our officers and directors work for us on a part-time basis.  As a result, we may be unable to develop our business and manage our public reporting requirements.

Our operations depend on the efforts of Renea Yamada, our President and Secretary, and Diane L. Egger, our Treasurer.  Neither Mrs. Yamada nor Mrs. Egger has experience related to public company management, nor as a principal accounting officer.  Because of this, we may be unable to offer and sell the shares in this offering and develop and manage our business.  We cannot guarantee you that we will overcome any such obstacle.

Investors may lose their entire investment if we fail to implement our business plan.

Pet Express Supply, Inc. was formed in September 2003.  We have no demonstrable operations record, on which you can evaluate our business and prospects.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  These risks include, without limitation, competition, the absence of ongoing revenue streams, inexperienced management and lack of brand recognition.  PES cannot guarantee that we will be successful in accomplishing our objectives.  To date, we have not generated any revenues and may incur losses in the foreseeable future.  If we fail to develop a sustainable base of operations for our proposed pet supplies business, we may be forced to cease operations, in which case investors may lose their entire investment.

Investors will have limited control over decision-making because principal stockholders, officers and directors of Pet Express Supply control the majority of our issued and outstanding common stock.

Our executive officers and directors beneficially own approximately 98.9% of the outstanding common stock, or 97.8% on a fully diluted basis.  As a result, these stockholders could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership limits the power to exercise control by minority shareholders.

Pet Express Supply may not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources.  To date, we have not generated cash from our operations.  Unless we begin to generate sufficient revenues from our proposed pet supplies business to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise addition capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

Because of competitive pressures from competitors with more resources, Pet Express Supply may fail to implement its business model profitably.

The market for customers is intensely competitive and such competition is expected to continue to increase.  We expect to compete with many online and physical retailers that either specialize in pet supplies or carry pet products as a complementary offering.  These companies range in size from independently owned and operated boutiques, mass merchandise retailers like Wal-Mart and major specialty retailers like Petsmart.  On-line only competitors include Dog.com and Pets.com.

Generally, our actual and potential competitors have longer operating histories, greater financial and marketing resources, greater name recognition and an entrenched client base.  Therefore, many of these competitors may be able to devote greater resources to attracting a customers and preferred vendor pricing.  There can be no assurance that our current or potential competitors will not stock comparable or superior products to those to we expect to offer.  Increased competition could result in lower than expected operating margins or loss of market share, any of which would materially and adversely affect our business, results of operation and financial condition.

We may be unable to obtain sufficient quantities of quality merchandise on acceptable commercial terms because we do not have long-term distribution and manufacturing agreements.

We rely primarily on product manufacturers and third-party distributors.  Our business would be seriously harmed if we were unable to develop and maintain relationships with suppliers and distributors that allow us to obtain sufficient quantities of quality merchandise on acceptable terms.  Additionally, we may be unable to establish alternative sources of supply for our products to ensure delivery of merchandise in a timely and efficient manner or on terms acceptable to us.  If we cannot obtain and stock our products at acceptable prices and on a timely basis, we may lose sales and our potential customers may take their purchases elsewhere.

Our revenue and gross margin could suffer if we fail to manage our inventory properly.

Our business depends on our ability to anticipate our needs for products and our as yet unidentified supplier’s ability to deliver sufficient quantities of products at reasonable prices on a timely basis.  Given that we are in the development stage we may be unable to accurately anticipate demand and manage inventory levels that could seriously harm us.  If predicted demand is substantially greater than consumer purchases, there will be excess inventory.  In order to secure inventory, we may make advance payments to suppliers, or we may enter into non-cancelable commitments with vendors.  If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete inventory, which could adversely affect our gross margin.

Pet Express Supply may lose its top management without employment agreements.

Our operations depend substantially on the skills and experience of Renea Yamada and Diane L. Egger, our directors and officers.  We have no other full- or part-time employees besides these individuals.  Furthermore, we do not maintain key man life insurance on either of these two individuals.  Without employment contracts, we may lose either or both of our officers and directors to other pursuits without a sufficient warning and, consequently, go out of business.

Both of our officers and directors are involved in other business opportunities and may face a conflict in selecting between our company and their other business interests.  In the future, either Mrs. Yamada or Mrs. Egger may also become involved in other business opportunities.  We have not formulated a policy for the resolution of such conflicts.  If we lose either or both of Mrs. Yamada and Mrs. Egger to other pursuits without a sufficient warning we may, consequently, go out of business.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.  Investors relying upon this misinformation may make an uninformed investment decision.

You may not be able to sell your shares in our company because there is no public market for our stock.

There is no public market for our common stock.  The majority of our issued and outstanding common stock, 98.9%, is currently held by Mrs. Renea Yamada, an officer, director and employee.  Therefore, the current and potential market for our common stock is limited.  In the absence of being listed, no market is available for investors in our common stock to sell their shares.  We cannot guarantee that a meaningful trading market will develop.

If our stock ever becomes tradable, of which we cannot guarantee success, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are beyond our control.  In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to the operating performance, may affect the market price of our stock.

Investors may have difficulty liquidating their investment because our stock will be subject to penny stock regulation.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system).  The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in Company securities may find it difficult to sell their securities, if at all.

DESCRIPTION OF PROPERTY

Pet Express Supply, Inc. uses office space at 5219 S. Pittsburg St., Spokane, WA 99223.  Mrs. Renea Yamada, a director and shareholder, is providing the office space, located at Mrs. Yamada’s primary residence, at no charge to us.  We believe that this arrangement is suitable given that our current operations are primarily administrative.  We also believe that we will not need to lease additional administrative offices for at least the next 12 months.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of Pet Express Supply, Inc. has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of Pet Express Supply, Inc. has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of  business, securities or banking activities.

No Director, officer, significant employee, or consultant of Pet Express Supply, Inc. has been convicted of violating a federal or state securities or commodities law.

Pet Express Supply, Inc. is not a party to any pending legal proceedings.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.  A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resale.  Furthermore,  it  is unlikely  that a lending institution will accept our securities  as pledged  collateral  for  loans unless  a  regular  trading  market develops.  We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Shares Available Under Rule 144

We have 5,055,000 shares of common stock outstanding, of which 5,010,000 shares may be sold at any time under Rule 144.  In general, under Rule 144 as currently in effect, a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least one year previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

1.

1% of the then outstanding shares of our common stock; or

2.

The average weekly trading volume of our common stock during the four calendar weeks preceding the date on which notice of the sale is filed with the Securities and Exchange Commission.

Sales under Rule 144 are also subject to manner of sale provisions, notice requirements and the availability of current public information about us.  Any person who is not deemed to have been our affiliate at any time during the 90 days preceding a sale, and who owns shares within the definition of “restricted securities” under Rule 144 under the Securities Act that were purchased from us, or any affiliate, at least two years previously, is entitled to sell such shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, public information requirements or notice requirements.

Future sales of restricted common stock under Rule 144 or otherwise or of the shares could negatively impact the market price of our common stock.  We are unable to estimate the number of shares that may be sold in the future by our existing stockholders or the effect, if any, that sales of shares by such stockholders will have on the market price of our common stock prevailing from time to time.  Sales of substantial amounts of our common stock by existing stockholders could adversely affect prevailing market prices.

Holders

As of the date of this prospectus, Pet Express Supply, Inc. has approximately 5,055,000 shares of $0.001 par value common stock issued and outstanding held by five shareholders of record.  Our Transfer Agent is Madison Stock Transfer, Inc., 1688 E. 16th Street, Suite 7, Brooklyn, New York 11229, phone (718) 627-4453.

Dividends

Pet Express Supply, Inc. has never declared or paid any cash dividends on its common stock.  For the foreseeable future, Pet Express intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including Pet Express’ financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2006, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.

The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

2.

The weighted-average exercise price of the outstanding options, warrants and rights; and

3.

Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	-

Recent Sales of Unregistered Securities

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

On August 23, 2006, we conducted a private offering of debt securities, whereby we secured up to $17,500 in bridge loan financing from Lynn Cole Capital, a non-affiliated entity, whereby the note holder agreed to finance us in increments of $2,500, as needed.  As of December 31, 2006, the note holder has loaned us a total of $10,000.  The aggregate principal amount and interest accrued thereupon is due December 31, 2007.  The note bears an interest rate of 10%, calculated annually, and contains no prepayment penalty.  In connection with the debt offering, the note holder was issued warrants to purchase 350,000 shares of our common stock for an aggregate purchase price of $38,500, or $0.11 a share.  The securities were issued in reliance upon an exemption from registration contained in Section 4(2) of the Securities Act.

MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS.

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following: the Company's ability to secure necessary financing; plans for opening one or more restaurant units (including the scope, timing, impact and effects thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and  implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Pet Express Supply, Inc.’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the restaurant industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management’s Discussion and Analysis

Pet Express Supply, Inc. was incorporated in Nevada on September 11, 2003, under the name GPP Diversified, Inc.  Subsequently, on November 9, 2005, we changed our name to Pet Express Supply, Inc.  Our efforts have focused primarily on the development and implementation of our business plan.

During the year ended December 31, 2006, we did not generate any revenues, and incurred a net loss of $9,797, attributable to $431 in depreciation expense recognized from our computer equipment, $8,037 in general and administrative expenses related to the cost of developmental activities and $1,329 in interest expense related to the bridge financing arrangements we entered into during the year 2006.  During the year ended December 31, 2005, we did not generate any revenues and expended $3,460 in general and administrative costs, leading to a net loss of $3,460.

From our inception to December 31, 2006, we generated no revenues, while experiencing an aggregate net loss of $18,457.  The cumulative net loss was attributable to depreciation expense of $431 related to our computer equipment.  We also incurred $16,697 in general and administrative expenses related to the costs of start-up operations, of which $5,000 was paid to Renea Yamada, a related party, in the form of 5,000,000 shares of common stock issued for services rendered.  Also contributing to our net loss was $1,329 in interest expense from our bridge loans.

We expect to have negative cash flows for the fiscal year 2007, as we have a limited ability to realize cash flows from sales.  In addition, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash.  There can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

We believe that our cash on hand as of December 31, 2006 in the amount of $4,331 is not sufficient to maintain our current minimal level of operations for the next approximately 12 months.  We are seeking to raise a minimum of $35,000 and a maximum of $100,000 in a public offering of our common stock.  It is anticipated that we will be able to initiate establishing a base of operations with at least the minimum amount sought in this offering.  As of the date of this Annual Report, we have sold 400,000 shares of common stock, for total cash proceeds of $40,000.  This amount is currently held by the escrow agent for the offering with pending the funds being cleared in the escrow account.

On August 23, 2006, we secured bridge loan financing in an effort to sustain our operations for the next six months.  We are able to borrow in increments of $2,500, up to an aggregate of $17,500.  The loan bears an interest rate of 10% per annum.  The total amount borrowed, along with any accrued interest, is due December 31, 2007 and may be paid in part or in full at any time prior to that date without penalty.  In the event we are able to raise at least the minimum gross proceeds of $35,000 in our public offering, all principal and interest accrued thereupon will be due immediately.  As of December 31, 2006, we borrowed a total of $10,000.  We cannot guarantee that we will be able to repay any amount borrowed.  If we fall into default on this loan, we may be unable to extend our repayment date or obtain sufficient funds to satisfy the debenture.

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

We are attempting to establish a base of operations as an online retailer of pet supplies.  We have developed and published a website at www.petexpresssupply.com, which is our sole method of distribution through which we will realize sales.  Our management designates the following as our priorities for the next six to 12 months:

1.

Identify pet product manufacturers and suppliers:  Our business model is to sell pet supplies to consumers.  In order to obtain saleable merchandise, we must identify potential manufacturers and suppliers of pet products.  Our President, Renea Yamada, intends to identify potential suppliers through Internet searches, recommendations from pet owners and shopping at competitors’ website and stores.  As we do not currently have adequate capital resources to purchase inventory, we have not identified or contacted any manufacturers or suppliers.  We do intend to initiate our research efforts within one to two months from the close of our public offering.

2.

Develop and implement an Internet marketing strategy:  Within six months following our public offering of common stock, we expect to develop and implement a promotional strategy to generate awareness of our brand and drive traffic to our web site.  Our current plan is to develop and implement a marketing plan by utilizing search engine placement and keyword submission optimization services to increase the visibility of our website to our target market.  However, we expect to continuously assess new marketing strategies; thus, we cannot predict whether the actual marketing and advertising efforts we implement will remain in its current form or not.  To date, we have not developed or implemented any marketing strategy due to our lack of operating capital.

Our ability to commence operations is entirely dependent upon the proceeds to be raised in our public offering.  We cannot assure you that we will be able to sell any stock in our offering.  If we do not raise at least the minimum offering amount, we will be unable to establish a base of operations, without which we will be unable to begin to generate any revenues.

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

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

Pet Express Supply, Inc.

(A Development Stage Company)

Balance Sheets

as of

December 31, 2006 and 2005

and

Statements of Operations,

Stockholders’ Equity, and

Cash Flows

For the years ended

December 31, 2006 and 2005,

and

for the period

September 11, 2003 (Date of Inception)

through

December 31, 2006

WEAVER & MARTIN

To the Board of Directors and Stockholders

Pet Express Supply, Inc.

(Formerly GPP Diversified, Inc.)

Spokane, WA

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Pet Express Supply, Inc. (formerly GPP Diversified, Inc.) (the “Company”), as of December 31, 2006 and the related statements of operations, stockholder’s equity, and cash flows for the year then ended.  Pet Express Supply, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pet Express Supply, Inc. (formerly GPP Diversified, Inc.) as of December 31, 2006, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities for obtaining debt financing for funds to meet its cash requirements.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver & Martin, LLC

Weaver & Martin, LLC

Kansas City, Missouri

March 16, 2007

F1

Beckstead and Watts, LLP

Certified Public Accountants

2425 W Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984 (tel)

702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Pet Express Supply, Inc. (formerly GPP Diversified, Inc.) (the “Company”) (A Development Stage Company), as of December 31, 2005 and 2004, and the related statements of operations, stockholder’s equity, and cash flows for the years then ended and from September 11, 2003 (Inception) to December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pet Express Supply, Inc. (formerly GPP Diversified, Inc.) (A Development Stage Company) as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended and from September 11, 2003 (Inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead & Watts, LLP

September 12, 2006

F2

Pet Express Supply, Inc.

(Formerly GPP Diversified, Inc.)

(a Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2006	2005
Assets

Current assets:
Cash	$4,331	$-
Total current assets	4,331	-

Fixed assets, net	1,268	-

	$5,599	$-

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,028	$3,460
Accrued interest	278	-
Note payable, net of discount	6,839	-
Total current liabilities	9,145	3,460

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,055,000 and 5,000,000 shares issued
and outstanding as of 12/31/06 and 12/31/05, respectively	5,055	5,000
Additional paid-in capital	9,856	200
(Deficit) accumulated during development stage	(18,457)	(8,660)
	(3,546)	(3,460)

	$5,599	$-

The accompanying notes are an integral part of these financial statements.

F3

Pet Express Supply, Inc.

(Formerly GPP Diversified, Inc.)

(a Development Stage Company)

Statements of Operations

		For the years ended		September 11, 2003
		December 31,		(Inception) to
		2006	2005	December 31, 2006

Revenue		$-	$-	$-

Expenses:
General and administrative expenses		8,037	3,460	11,697
General and administrative expense-related party		-	-	5,000
Depreciation		431	-	431
Total expenses		8,468	3,460	17,128

Operating loss		(8,468)	(3,460)	(17,128)

Other expenses:
Interest expense		1,329	-	1,329
Total other expenses		1,329	-	1,329

(Loss) before provision for taxes		(9,797)	(3,460)	(18,457)

Provision for income taxes		-	-	-

Net (loss)		$(9,797)	$(3,460)	$(18,457)

Weighted average number of
common shares outstanding - basic and fully diluted		5,047,227	5,000,000

Net (loss) per share-basic and fully diluted	$	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F4

Pet Express Supply, Inc.

(Formerly GPP Diversified, Inc.)

(a Development Stage Company)

Statement of Stockholders’ Equity

				(Deficit)
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

September 2003
Founders shares
issued for services	5,000,000	$ 5,000	$ -	$ -	$ 5,000

September 2003
Donated capital			200		200

Net (loss)
For the period September 11, 2003
(inception) to December 31, 2003				(5,000)	(5,200)

Balance, December 31, 2003	5,000,000	5,000	200	(5,200)	-

Net (loss)
For the year ended
December 31, 2004				-	-

Balance, December 31, 2004	5,000,000	5,000	200	(5,200)	-

Net (loss)
For the year ended
December 31, 2005				(3,460)	(3,460)

Balance, December 31, 2005	5,000,000	5,000	200	(8,660)	(3,460)

April 2006
Issued for cash	55,000	55	5,445		5,500

September 2006
Warrants issued with note payable			4,211		4,211

Net (loss)
For the year ended
December 31, 2006				(9,797)	(9,797)

Balance, December 31, 2006	5,055,000	$ 5,055	$ 9,856	$ (18,457)	$ (3,546)

The accompanying notes are an integral part of these financial statements.

F5

Pet Express Supply, Inc.

(Formerly GPP Diversified, Inc.)

(a Development Stage Company)

Statements of Cash Flows

	For the years ended		September 11, 2003
	December 31,		(Inception) to
	2006	2005	December 31, 2006

Cash flows from operating activities
Net (loss)	$(9,797)	$(3,460)	$(18,457)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services – related party	-	-	5,000
Warrants issued for financing costs	1,050	-	1,050
Depreciation	431	-	431
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(1,432)	3,460	2,028
Increase in accrued interest	278	-	278
Net cash (used) by operating activities	(9,470)	-	(9,670)

Cash flows from investing activities
Purchase of fixed assets	(1,699)	-	(1,699)
Net cash (used) by investing activities	(1,699)	-	(1,699)

Cash flows from financing activities
Increase in note payable	10,000	-	10,000
Donated capital	-	-	200
Issuances of common stock	5,500	-	5,500
Net cash provided by financing activities	15,500	-	15,700

Net increase in cash	4,331	-	4,331
Cash – beginning	-	-	-
Cash – ending	$4,331	$-	$4,331

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services	$-	$-	$5,000
Number of shares issued for services – related party	-	-	5,000,000
Amortization of warrants issued for financing costs	$1,050	$-	$1,050
Number of warrants issued for financing costs	350,000	-	350,000

The accompanying notes are an integral part of these financial statements.

F6

Pet Express Supply, Inc.

(Formerly GPP Diversified, Inc.)

(a Development Stage Company)

Notes

Note 1 – History and organization of the company

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

Note 2 – Accounting policies and procedures

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2006 and 2005.

Revenue recognition

The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses for the years ended December 31, 2006 and 2005.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2006 and 2005.

Property and Equipment

Property and equipment are recorded at historical cost.  Minor additions and renewals are expensed in the year incurred.  Major additions and renewals are capitalized and depreciated over their estimated useful lives.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation expense is recorded within selling, general and administrative expense.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Computer Equipment	3 years

F7

Pet Express Supply, Inc.

(Formerly GPP Diversified, Inc.)

(a Development Stage Company)

Notes

Note 2 – Accounting policies and procedures (continued)

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock warrants were exercised into common stock.  For the years ended December 31, 2006 and 2005, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants on the Company’s net loss.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.  SOP 98-5 is effective for fiscal years beginning after December 15, 1998.  The adoption of SOP 98-5 has had little or no effect on the Company’s financial statements.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006 and 2005.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

General and administrative expenses

The significant components of general and administrative expenses consists of meals and entertainment expenses, legal and professional fees, outside services, office supplies, postage, and travel expenses.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Year end

The Company has adopted December 31 as its fiscal year end.

F8

Pet Express Supply, Inc.

(Formerly GPP Diversified, Inc.)

(a Development Stage Company)

Notes

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($18,457) for the period from September 11, 2003 (inception) to December 31, 2006, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

The Company is currently conducting an offering of its equity securities to obtain operating capital.  In the event additional capital is required or if the offering is unsuccessful, a third-party has agreed to provide funds as a loan over the next twelve-month period, as may be required.  However, the Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 4 – Income taxes

For the years ended December 31, 2006 and 2005, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2006, the Company had approximately $18,457 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2023.

The components of the Company’s deferred tax asset are as follows:

	December 31
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	6,275	2,944
Total deferred tax assets	6,275	2,944

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2006 and 2005.

Note 5 – Fixed assets

Fixed assets consisted of the following:

	December 31,
	2006	2005
Computer equipment	$ 1,699	$ -
Accumulated depreciation	(431)	-
	$ 1,268	$ -

During the years ended December 31, 2006 and 2005, the Company recorded depreciation expense of $431 and $0, respectively.

F9

Pet Express Supply, Inc.

(Formerly GPP Diversified, Inc.)

(a Development Stage Company)

Notes

Note 6 – Debt and interest expense

On August 23, 2006, the Company conducted a private offering of debt securities, whereby it secured up to $17,500 in bridge loan financing from one non-affiliated entity, whereby the note holder agreed to finance the Company in increments of $2,500, as needed.  To date, the note holder has loaned the Company $10,000.  The aggregate principal amount and interest accrued thereupon is due December 31, 2007.  The note bears an interest rate of 10%, calculated annually, and contains no prepayment penalty.  During the year ended December 31, 2006, the Company recorded interest expense of $279 related to the note payable.

In connection with the debt offering, the note-holder was issued warrants to purchase shares of the Company’s par value common stock.  Resultantly, a discount of $4,211 was attributed to the value of the note, which amount is being amortized over a period of approximately 16 months.  As of December 31, 2006, a total of $1,050 has been amortized and recorded as interest expense related to the warrants.  See note 7 for additional discussion regarding the issuance of warrants.

Interest expense totaled $1,329 and $0 for the year ended December 31, 2006 and 2005, respectively.

Note 7 – Stockholders’ equity

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

As of December 31, 2006, there have been no other issuances of common stock.

F10

Pet Express Supply, Inc.

(Formerly GPP Diversified, Inc.)

(a Development Stage Company)

Notes

Note 8 – Warrants and options

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

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2006 and 2005 and changes during the nine months ended on those dates:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	0	$ 0.00
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2006	0	$ 0.00
Granted	350,000	$ 0.11
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Options exercisable at December 31, 2005	0	$ 0.00
Options exercisable at December 31, 2006	350,000	$ 0.11

The following tables summarize information about stock warrants outstanding and exercisable at December 31, 2006:

	STOCK WARRANTS OUTSTANDING
Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.11	350,000	4.6	$ 0.11
	350,000	4.6	$ 0.11

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.11	350,000	$ 0.11
	350,000	$ 0.11

As of December 31, 2006, there were no other warrants or options outstanding to acquire any additional shares of common stock.

F11

Pet Express Supply, Inc.

(Formerly GPP Diversified, Inc.)

(a Development Stage Company)

Notes

Note 9 – Related party transactions

The Company issued 5,000,000 shares of its no par value common stock as founders’ shares to an officer and director in exchange for services rendered in the amount of $5,000.

A shareholder, officer and director of the Company paid for expenses of the Company totaling $200.  This amount has been donated to the Company, is not expected to be repaid and is considered additional paid-in capital.

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

Note 10 - Subsequent Events

On September 26, 2006, the Company filed a Registration Statement on Form SB-2 (SEC File Number 333-137595) to register up to 1,000,000 shares of common stock at a price of $0.10 per share.  The Securities and Exchange Commission deemed the Registration Statement effective on October 23, 2006.  As of March 22, 2007, the Company sold 400,000 shares of common stock, for total cash proceeds of $40,000.  This amount is currently held by the escrow agent for the offering with pending the funds being cleared in the escrow account.

F12

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On January 25, 2007, our Audit Committee approved the dismissal of Beckstead and Watts, LLP as our principal certifying accountants.  None of the reports of Beckstead and Watts, LLP on our financial statements contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: Beckstead and Watts, LLP’s report on our financial statements as of and for the years ended December 31, 2005 and 2004.

During our two most recent fiscal years and during any subsequent interim periods preceding the date of termination, there were no disagreements with Beckstead and Watts, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to Beckstead and Watts, LLP's satisfaction, would have caused them to refer to the subject matter of the disagreement(s) in connection with their report; and there were no "reportable events" as defined in Item 304 (a)(1)(v) of the Securities and Exchange Commission's Regulation S-K.

As of January 25, 2007, we have engaged Weaver & Martin, CPAs, 411 Valentine, Suite 300, Kansas City, Missouri 64111, as our independent registered public accounting firm commencing January 25, 2007, for the fiscal year ended December 31, 2006.  During the most recent two fiscal years through January 25, 2007, neither we nor anyone engaged on our behalf consulted with Weaver & Martin, CPAs regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v) of Regulation S-K).

A Form 8-K has been filed with the Commission regarding this matter.

CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised by Weaver & Martin, CPAs, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2006 Weaver & Martin, CPAs identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

OTHER INFORMATION

None.

PART III

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Pet Express Supply, Inc.'s Director is elected by the stockholders to a term of one (1) year and serves until his successor is elected and qualified.  The officer is appointed by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position
Renea Yamada	43	President, CEO and Director
Diane L. Egger	42	Treasurer and Director

Renea Yamada, President: Mrs. Yamada has been involved in retail management for 28 years.  From 1977-1984 and from 1997 to the present, she is the retail manager for Eggers Better Meat, in Spokane, Washington, where she is in charge of customer relations, donations and advertising, as well as managed personnel, scheduling and payroll.  In addition, she cut, prepared and packaged meat products and delivered items to customers.  From 1992-1994, Mrs. Yamada was a sales associate and retail manager for Robinson May Company in Phoenix, Arizona, where she managed inventory control and stocking, as well as resetting product displays.  Between 1994 and 1996, she was an administrative assistant with Concord Confections in Phoenix, Arizona, ordering product and handling all office functions.  From 1996 to 1997, Mrs. Yamada started and operated Eggers Produce in Spokane, Washington.  Mrs. Yamada ran significantly all operations from inventory management to selling produce to customers.

Diane L. Egger, Treasurer:  Mrs. Egger has been involved in retail sales management for 23 years.  From 1999 to the present, she is a department manager for Pumpkin Patch Grocery and Liquor, in Spokane, Washington, where she is in charge of setting sales goals, establishing new accounts, merchandizing, purchasing, inventory control, and employee training.  From 1993 to 1999, Mrs. Eggers was a supply clerk at Sacred Heart Medical Center in Spokane, Washington, where she was in charge of purchasing, and inventory control.  Between 1990 and 1993, she was a Quality Control Inspector at Miles Lavatories Holistersteer in Spokane, Washington, tracking sales and maintaining detailed product quality records and reports.  From 1990-1989, Mrs. Egger was a Department Manager overseeing and responsible for the management of three departments and the employees assigned to each department at Portland Food 4 Less in Portland Oregon.

Family Relationships

Renea Yamada and Diane Egger are sisters-in-law.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions.  Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2006 beneficial owners did comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2007.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended December 31, 2006 and 2005, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Renea Yamada	2006	0	0	0	0	0	0	0
President	2005	0	0	0	0	0	0	0

Diane Egger	2006	0	0	0	0	0	0	0
Treasurer

Directors' Compensation

During the year ended December 31, 2006, we had no formal or informal arrangements or agreements to compensate our director for services he provides as director of our company.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not paid any compensation to our sole officer, director and employee.  We do not have employment agreements.  Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement will be executed.  We do not currently have plans to pay any compensation until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of February 22, 2006 certain information regarding the beneficial ownership of our common stock by:

1.   Each person who is known us to be the beneficial owner of more than 5% of the common stock,

2.   Each of our directors and executive officers and

3.  All of our directors and executive officers as a group.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.  No change in control is currently being contemplated.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class
Common	Renea Yamada, President, Secretary and CEO	5,000,000	92.51%
Common	Diane Egger, Treasurer	10,000	0.18%
	All Directors and Officers as a group (2 persons)	5,010,000	92.69%

Notes:

1.

The address for Renea Yamada and Diane Egger is c/o Pet Express Supply, Inc., 5219 S. Pittsburg St., Spokane, WA 99223.

2.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 2003, we issued 5,000,000 shares of $0.001 par value common stock to Renea Yamada, an officer and director, in exchange for services performed valued at $5,000, related specifically to the formation and organization of our corporation, as well as setting forth a business plan and operational objectives.

Additionally, we use office space and services provided without charge by Mrs. Yamada.

In March 2006, we conducted a private placement offering of our common stock at a price of $0.10 per share to four individuals.  Three of these four purchasers are related parties and are delineated in the table below:

Name	Relationship	Shares Purchased	Cash Paid
Diane Egger	Treasurer and director of the Company	10,000	$1,000
Steve Egger	Husband of Diane Egger, Treasurer and director of PES and brother of Renea Yamada, President and director of PES.	10,000	$1,000
Dawn Yamada	Sister-in-law of Renea Yamada, President and director of PES	10,000	$1,000

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)

10.	Material Contracts
a) Bridge Loan Agreement (1)
b) Warrant Agreement (1)

16	Letter on change in certifying accountant (2)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Notes:

1.

Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on September 26, 2006.

2.

Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 30, 2006.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended 2006 and 2005 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2006	2005

Audit fees	$3,850	$1,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$3,850	$1,500

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PET EXPRESS SUPPLY, INC.
(Registrant)

By: /s/ Renea Yamada, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Renea Yamada	President, CEO and Director	March 26, 2007
Renea Yamada

/s/ Diane L. Egger	Chief Financial Officer	March 26, 2007
Diane L. Egger

/s/ Diane L. Egger	Chief Accounting Officer	March 26, 2007
Diane L. Egger