Form 10QSB
period 2007-03-31
PET EXPRESS SUPPLY INC
filed 2007-05-14
CIK 1357838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

Or

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

(509) 990-2630
(Registrant's telephone number, including area code)

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

Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]   No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ]   No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2007:

5,455,000

PET EXPRESS SUPPLY, INC.

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB, previously filed with the Commission on March 27, 2007.

Pet Express Supply, Inc.

(a Development Stage Company)

Balance Sheet

March 31,
2007
Assets

Current assets:
Cash	$ 207
Total current assets	207

Fixed assets, net	1,126

$ 1,333

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$ 1,760
Accrued interest	490
Note payable, net of discount	7,668
Total current liabilities	9,918

Stockholders’ deficit
Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,055,000 shares issued and outstanding	5,055
Additional paid-in capital	9,856
(Deficit) accumulated during development stage	(23,496)
(8,585)

$ 1,333

The accompanying notes are an integral part of these financial statements.

Pet Express Supply, Inc.

(a Development Stage Company)

Statements of Operations

	Three Months Ended		September 11, 2003
	March 31,		(Inception) to
	2007	2006	March 31, 2007

Revenue	$ -	$ -	$ -

Expenses:
General and administrative expenses	3,856	721	15,553
General and administrative expenses – related party	-	-	5,000
Depreciation expense	142	6	573
Total expenses	3,998	727	21,126

Operating Loss	(3,998)	(727)	(21,126)

Other expenses:
Interest expense	1,041	-	2,370
Total other expenses	1,041	-	2,370

Loss from continuing operations before income taxes	(5,039)	(727)	(23,496)

Provision for income taxes	-	-	-

Net (loss)	$ (5,039)	$ (727)	$ (23,496)

Weighted average number of
common shares outstanding – basic and fully diluted	5,055,000	5,023,077

Net (loss) per share – basic and fully diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

Pet Express Supply, Inc.

(a Development Stage Company)

Statements of Cash Flows

	Three Months Ended		September 11, 2003
	March 31,		(Inception) to
	2007	2006	March 31, 2007
Cash flows from operating activities
Net (loss)	$(5,039)	$(727)	$(23,496)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services – related party	-	-	5,000
Amortization of warrants issued for financing costs	829	-	1,879
Depreciation	142	6	573
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(268)	(2,000)	1,760
Increase in accrued interest	212	-	490
Net cash (used) by operating activities	(4,124)	(2,721)	(13,794)

Cash flows from investing activities
Purchase of fixed assets	-	(1,699)	(1,699)
Net cash provided by investing activities	-	(1,699)	(1,699)

Cash flows from financing activities
Increase in note payable	-	-	10,000
Donated capital	-	-	200
Issuances of common stock	-	7,500	5,500
Net cash provided by financing activities	-	7,500	15,700

Net (decrease) increase in cash	(4,124)	3,080	207
Cash – beginning	4,331	-	-
Cash – ending	$207	$3,080	$207

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services – related party	$-	$-	$5,000
Number of shares issued for services	-	-	5,000,000
Amortization of warrants issued for financing costs	$829	$-	$1,879
Number of warrants issued for financing costs	-	-	350,000

The accompanying notes are an integral part of these financial statements.

Pet Express Supply, Inc.

(a Development Stage Company)

Notes

Note 1 - Basis of presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto included in the Company's annual report on Form 10-KSB.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - History and organization of the company

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($23,496) for the period from September 11, 2003 (inception) to March 31, 2007, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Pet Express Supply, Inc.

(a Development Stage Company)

Notes

Note 4 – Fixed assets

Fixed assets consisted of the following:

	March 31,
	2007	2006
Computer equipment	$ 1,699	$ 1,699

Accumulated depreciation	(573)	(6)
	$ 1,126	$ 1,693

During the three month periods ended March 31, 2007 and 2006, the Company recorded depreciation expense of $142 and $6, respectively.

Note 5 – Debt and interest expense

On August 23, 2006, the Company conducted a private offering of debt securities, whereby it secured up to $17,500 in bridge loan financing from one non-affiliated entity, whereby the note holder agreed to finance the Company in increments of $2,500, as needed.  To date, the note holder has loaned the Company $10,000.  The aggregate principal amount and interest accrued thereupon is due December 31, 2007.  The note bears an interest rate of 10%, calculated annually, and contains no prepayment penalty.  As of March 31, 2007, the Company had accrued interest of $768 related to the note payable.

In connection with the debt offering, the note-holder was issued warrants to purchase shares of the Company’s par value common stock.  Resultantly, a discount of $4,145 was attributed to the value of the note, which amount is being amortized over a period of approximately 16 months.  As of March 31, 2007, a total of $1,879 has been amortized and recorded as interest expense related to the warrants.  See note 7 for additional discussion regarding the issuance of warrants.

Interest expense totaled $1,041 and $0 for the three months ended March 31, 2007 and 2006, respectively.

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

As of March 31, 2007, there have been no other issuances of common stock.

Pet Express Supply, Inc.

(a Development Stage Company)

Notes

Note 7 – Warrants and options

As of January 1, 2006, there were no warrants outstanding.

On August 23, 2006, the Company issued warrants to purchase shares of the Company’s par value common stock to one non-affiliated entity in conjunction with a bridge loan agreement.  The warrant holder was granted the right to purchase 350,000 shares of common stock of the Company for an aggregate purchase price of $38,500 or $0.11 a share.  The aggregate fair value of such warrants totaled $35,000 based on the Black Schoeles Merton pricing model using the following estimates: 6% risk free rate, 100% volatility and expected life of the warrants of approximately 5 years.

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2007 and 2006 and changes during the three months ended on those dates:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	0	$ 0.00
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at March 31, 2006	0	$ 0.00
Granted	350,000	$ 0.11
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2006	350,000	$ 0.11
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at March 31, 2007	350,000	$ 0.11
Options exercisable at March 31, 2006	0	$ 0.00
Options exercisable at March 31, 2007	350,000	$ 0.11

The following tables summarize information about stock warrants outstanding and exercisable at March 31, 2007:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.11	350,000	1.3	$ 0.11
	350,000	1.3	$ 0.11

	STOCK WARRANTS EXERCISABLE
Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.11	350,000	$ 0.11
	350,000	$ 0.11

Pet Express Supply, Inc.

(a Development Stage Company)

Notes

Note 8 - Related party transactions

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

Note 9 - Subsequent Events

On September 26, 2006, the Company filed a Registration Statement on Form SB-2 (SEC File Number 333-137595) to register up to 1,000,000 shares of common stock at a price of $0.10 per share.  The Securities and Exchange Commission deemed the Registration Statement effective on October 23, 2006.  On May 8, 2007, the Company sold 400,000 shares of common stock, for total cash proceeds of $40,000.

Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Pet Express Supply, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Pet Express Supply’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Overview

Pet Express Supply, Inc. was incorporated in Nevada on September 11, 2003, under the name GPP Diversified, Inc.  Subsequently, on November 9, 2005, we changed our name to Pet Express Supply, Inc.  Our efforts have focused primarily on the implementation of our plan to sell pet supplies via the Internet to discriminating feline and canine owners seeking unique products not typically found in the larger pet “superstores.”  We seek to offer a narrow selection of products from both small, specialty manufacturers, as well as larger, established companies.  Our goal is to offer a variety of unique items alongside well-known popular products.

We have established our presence on the Internet at www.petexpresssupply.com, which serves as our base of operations and the sole method through which we will realize sales.  The site is designed to be our primary store-front, through which we will market, sell and distribute all merchandise.  During the quarter ended March 31, 2007, we did not have any saleable inventory.  Subsequently, we purchased inventory of $879, which we expect to sell to generate revenues during the second quarter of 2007, which includes the following items:

Microsuede Bolster Beds
Peabody Premium Dog Pillows
Indoor/Outdoor Dog Beds
Midwest Bay Isle Crates
Midwest Ultima Crates
Blue Dog Bakery Assorted Biscuits
Solid Gold Tiny Tots Dog Treats
Flavored Cow Ears
Greenies
Stuff ‘N Paste
Groomaster Brushes
Allercaine Sprays
Lipiderm Liquid Supplements
Arthramine Advanced Supplements
Nature’s Miracle Stain & Odor Remover
Flavored Tennis Balls
Vinyl Hedgehog Balls
Dental-Flex Bones
Bouncing Kong Balls
Hexagon Collars
Step-in Harness

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

Management’s Discussion and Plan of Operation

From the period since our inception on September 11, 2003 to March 31, 2007, we did not generate any revenues.  Our singular goal is currently to execute our business plan and establish a base of operations.  To that end, we spent a total of $3,998 during the three month period ended March 31, 2007, consisting of $142 in depreciation expense on our computer equipment and $3,856 in general and administrative expenses.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  In the year ago period ended March 31, 2006, our total operating expenses were $727, consisting on $6 in depreciation expense and $721 in general and administrative expenses.  Our management believes the 450% increase in total operating expenses year-over-year can be attributed to the initialization of our business objectives during the quarter just ended.  Aggregate operating expenses from our inception through March 31, 2007 were $23,496, of which $573 is attributable to depreciation expense, $5,000 in general and administrative expense paid to an officer and director for services rendered and $15,553 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

On August 23, 2006, we secured bridge loan financing, through which we are able to borrow up to $17,500, in increments of $2,500.  The loan bears an interest rate of 10% per annum.  In the three months ended March 31, 2007, we recognized interest expense of $1,319, related specifically to the bridge loan.  We did not recognize any interest expense during the first quarter ended March 31, 2006, as the bridge loan was issued third quarter of 2006.  Since our inception, we recorded interest expense totaling $2,370.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 11, 2003.  In the three month period ended March 31, 2007, our net loss totaled $5,039, compared to a net loss of $727 in the prior period ended March 31, 2006.  Since our inception, we have accumulated net losses in the amount of $23,496.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable for nine consecutive years from our inception in 2003 through present 2007.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must begin generating a minimum of $16,000 sales in the next 12 months.  However, we cannot guarantee that we will generate any such sales.  In an effort to establish a base of operations on which to begin generating revenues, our management designates the following as our priorities for the next six to 12 months:

1.

Identify pet product manufacturers and suppliers:  Our business model is to sell pet supplies to consumers.  In order to obtain saleable merchandise, we must identify potential manufacturers and suppliers of pet products.  During the three months ended March 31, 2007, our President, Renea Yamada, identified suppliers through Internet searches.  However, during that period, we did not have adequate capital resources to purchase inventory and did not contact any manufacturers or suppliers.  We have budgeted a total of $4,000 toward building an inventory of saleable pet supplies.  Subsequent to March 31, 2007, we closed our offering of our equity securities and have used the net proceeds to purchase an inventory of pet products in the amount of $879.  We expect to continuously evaluate other potential suppliers and add new products to inventory during the second and third quarters of 2007.

2.

Update our website:  We have established a website at www.petexpresssupply.com to serve as our sole method of distribution through which we will market, sell and distribute all merchandise.  Due to the purchase of inventory subsequent to the three months ended March 31, 2007, we plan to update our website to post pictures and information about the products we have stocked.  We expect to have budgeted $2,000 for the website updates, which we plan to conduct intermittently, as products are added to inventory.

3.

Implement an Internet marketing strategy:  We plan to develop and implement a promotional strategy to generate awareness of our brand and drive traffic to our web site by the second or third quarters of 2007.  Our current plan is to develop and implement a marketing plan by utilizing search engine placement and keyword submission optimization services to increase the visibility of our website to our target market.  As of March 31, 2007, we did not develop or implement any marketing strategy due to our lack of operating capital.  Subsequent to that date, we collected the net proceeds of our common stock offering and have begun to advertise via Google.  During May 2007, we spent approximately $300 to optimize our placement for pet supply searches through the Google search engine.

Our management expects that we will experience net cash out-flows for the fiscal year 2007, given developmental nature of our business.  We have only recently begun to accumulate an inventory of pet supplies for sale and initiated our advertising and marketing efforts.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

We believe that our cash on hand as of March 31, 2007, in the amount of $207, is not sufficient to execute our planned operations for the next approximately 12 months.  To date, we have received financing from third parties through sales of our equity and debt securities.

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

Subsequent to the three months ended March 31, 2007, we closed our offering of common stock, whereby we sold an aggregate of 400,000 shares at a price per share of $0.10, for gross proceeds of $40,000.  We have initiated establishing a base of operations during in May 2007, and expect to expand the scope of our operations by December 31, 2007, of which there can be no assurance.

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

Our board of directors were advised by Weaver & Martin, CPAs, our independent registered public accounting firm, that during their performance of audit procedures for 2006 Weaver & Martin, CPAs identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

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

PET EXPRESS SUPPLY, INC.
(Registrant)

Signature	Title	Date

/s/ Renea Yamada	President and	May 11, 2007
Renea Yamada	Chief Executive Officer