Form 10QSB/A
period 2006-09-30
PET EXPRESS SUPPLY INC
filed 2007-07-09
CIK 1357838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 AMENDMENT NO. 2 TO FORM 10-QSB/A

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

PET EXPRESS SUPPLY, INC.
(Registrant)

Signature	Title	Date

/s/ Renea Yamada	President and	July 9, 2007
Renea Yamada	Chief Executive Officer