Form 10KSB/A
period 2006-12-31
PET EXPRESS SUPPLY INC
filed 2007-07-09
CIK 1357838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment Number 3 to

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

PET EXPRESS SUPPLY, INC.
(Registrant)

By: /s/ Renea Yamada, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Renea Yamada	President, CEO and Director	July 9, 2007
Renea Yamada

/s/ Diane L. Egger	Chief Financial Officer	July 9, 2007
Diane L. Egger

/s/ Diane L. Egger	Chief Accounting Officer	July 9, 2007
Diane L. Egger