Form 10QSB
period 2007-06-30
PET EXPRESS SUPPLY INC
filed 2007-08-09
CIK 1357838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

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

Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 2007:

5,455,000

PET EXPRESS SUPPLY, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annaul Report on Form 10KSB previously filed with the Commission on March 27, 2007.

Pet Express Supply, Inc.

(a Development Stage Company)

Condensed Balance Sheet

(unaudited)

June 30,
2007
Assets

Current assets:
Cash	$ 33,224
Accounts receivable	84
Inventory	875
Prepaid expenses and current deposits	250
Total current assets	34,433

Fixed assets, net	985

$ 35,418

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$ 1,760
Accrued interest	740
Note payable, net of discount of $1,503	8,497
Total current liabilities	10,997

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,455,000 shares issued and outstanding	5,455
Additional paid-in capital	48,283
(Deficit) accumulated during development stage	(29,317)
24,421

$ 35,418

The accompanying notes are an integral part of these financial statements.

Pet Express Supply, Inc.

(a Development Stage Company)

Condensed Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended		September 11, 2003
	June 30,		June 30,		(Inception) to
	2007	2006	2007	2006	June 30, 2007

Revenue	$ 413	$ -	$ 413	$ -	$ 413
Cost of goods sold	356	-	356	-	356

Gross profit	57	-	57	-	57

Expenses:
General and administrative expenses	4,658	234	8,514	956	20,212
General and administrative expenses - related party	-	-	-	-	5,000
Depreciation expense	142	142	283	148	714
Total expenses	4,800	376	8,797	1,104	25,926

Operating Loss	(4,743)	(376)	(8,740)	(1,104)	(25,869)

Other expenses:
Interest expense	1,078	-	2,120	-	3,448
Total other expenses	1,078	-	2,120	-	3,448

Loss from continuing operations before income taxes	(5,821)	(376)	(10,860)	(1,104)	(29,317)

Provision for income taxes	-	-	-	-	-

Net (loss)	$ (5,821)	$ (376)	$ (10,860)	$ (1,104)	$ (29,317)

Weighted average number of
common shares outstanding - basic and fully diluted	5,309,945	5,055,659	5,183,177	5,039,369

Net (loss) per share - basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

Pet Express Supply, Inc.

(a Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended		September 11, 2003
	June 30,		(Inception) to
	2007	2006	June 30, 2007
Cash flows from operating activities
Net (loss)	$(10,860)	$(1,104)	$(29,317)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services - related party	-	-	5,000
Warrants issued for financing costs	1,659	-	2,709
Depreciation	283	148	714
Changes in operating assets and liabilities:
(Decrease) in accounts receivable	(84)	-	(84)
(Increase) in inventory	(875)	-	(875)
(Increase) in prepaid expenses	(250)	-	(250)
Increase (decrease) in accounts payable	(268)	(2,000)	1,760
Increase in accrued interest	462	-	740
Net cash (used) by operating activities	(9,933)	(2,956)	(19,603)

Cash flows from investing activities
Purchase of fixed assets	-	(1,699)	(1,699)
Net cash provided by investing activities	-	(1,699)	(1,699)

Cash flows from financing activities
Increase in note payable	-	-	10,000
Donated capital	-	-	200
Issuances of common stock, net	38,826	5,500	44,326
Net cash provided by financing activities	38,826	5,500	54,526

Net (decrease) increase in cash	28,893	845	33,224
Cash - beginning	4,331	-	-
Cash - ending	$ 33,224	$ 845	$ 33,224

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Shares issued for services - related party	$ -	$ -	$ 5,000
Number of shares issued for services	-	-	5,000,000
Amortization of warrants issued for financing costs	$ -	$ -	$ 2,708
Number of warrants issued for financing costs	-	-	350,000

The accompanying notes are an integral part of these financial statements.

Pet Express Supply, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company's SB-2 registration statement.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($29,317) for the period from September 11, 2003 (inception) to June 30, 2007, and had minimal sales of $413.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

The Company recently completed an offering of its equity securities to obtain operating capital.  In the event additional capital is required, the President of the Company has agreed to provide funds as a loan over the next twelve-month period, as may be required.  However, the Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Pet Express Supply, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 4 - Fixed assets

Fixed assets consisted of the following:

	June 30,
	2007	2006
Computer equipment	$ 1,699	$ 1,699

Accumulated depreciation	(714)	(148)
	$ 985	$ 1,551

During the three month periods ended June 30, 2007 and 2006, the Company recorded depreciation expense of $714 and $148, respectively.

Note 5 - Debt and interest expense

On September 5, 2006, the Company conducted a private offering of debt securities, whereby it secured up to $17,500 in bridge loan financing from one non-affiliated entity, whereby the note holder agreed to finance the Company in increments of $2,500, as needed.  To date, the note holder has loaned the Company $10,000.  The aggregate principal amount and interest accrued thereupon is due December 31, 2007.  The note bears an interest rate of 10%, calculated annually, and contains no prepayment penalty.  As of June 30, 2007, the Company recorded interest expense of $740 related to the note payable.

In connection with the debt offering, the note-holder was issued warrants to purchase shares of the Company’s par value common stock.  Resultantly, a discount of $4,145 was attributed to the value of the note, which amount is being amortized over a period of approximately 16 months.  As of June 30, 2007, a total of $2,708 has been amortized and recorded as interest expense related to the warrants.  See note 7 for additional discussion regarding the issuance of warrants.

Interest expense totaled $1,078 and $0 for the three months ended June 30, 2007 and 2006, respectively.

Note 6 - Stockholders’ equity

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

On May 3, 2007, the Company completed a public offering, whereby it sold 400,000 shares of its par value common stock for total gross cash proceeds in the amount of $40,000.  Total offering costs related to this issuance was $1,174.

As of June 30, 2007, there have been no other issuances of common stock.

Pet Express Supply, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 7 - Warrants and options

As of January 1, 2006, there were no warrants outstanding.

On September 5, 2006, the Company issued warrants to purchase shares of the Company’s par value common stock to one non-affiliated entity in conjunction with a bridge loan agreement.  The warrant holder was granted the right to purchase 350,000 shares of common stock of the Company for an aggregate purchase price of $38,500 or $0.11 a share.  The aggregate fair value of such warrants totaled $35,000 based on the Black Schoeles Merton pricing model using the following estimates: 6% risk free rate, 1,000% volatility and expected life of the warrants of approximately 16 months.

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2007 and 2006 and changes during the six months ended on those dates:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	0	$ 0.00
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at June 30, 2006	0	$ 0.00
Granted	350,000	$ 0.11
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2006	350,000	$ 0.11
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at June 30, 2007	350,000	$ 0.11
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Options exercisable at June 30, 2006	350,000	$ 0.11
Options exercisable at June 30, 2007	350,000	$ 0.11

The following tables summarize information about stock warrants outstanding and exercisable at June 30, 2007:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.11	350,000	1.05	$ 0.11
	350,000	1.05	$ 0.11

	STOCK WARRANTS EXERCISABLE
Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.11	350,000	$ 0.11
	350,000	$ 0.11

As of June 30, 2007, there were no warrants or options outstanding to acquire any additional shares of common stock.

Pet Express Supply, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 8 - Related party transactions

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

We published a website at www.petexpresssupply.com, which serves as our base of operations and the sole method through which we generate sales.  The site is our singular store-front, through which we will market, sell and distribute all merchandise.  Through the six months ended June 30, 2007, we purchased a total of $1,231 of inventory and had approximately $875 of saleable inventory remaining as of June 30, 2007.  We have over 50 products, encompassing the following categories:

Beds
Dog Pillows
Training Crates
Biscuits and Treats
Raw Hides
Chew Products
Grooming Products
Vitamin and Health Supplements
Cleaning Supplies
Toys
Collars
Harnesses

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

Management’s Discussion and Plan of Operation

Since our inception, we have worked with the singular goal of executing our business plan and establishing a base of operations.  During the three months ended June 30, 2007, we began to generate revenues in the amount of $413 from sales of pet supplies.  Prior to the second quarter ended June 30, 2007, we did not generate any revenues because we did not have any products in inventory to sell.  Therefore, since our inception on September 11, 2003 through June 30, 2007, we generated a total of $413 in sales.

In association with sales of pet products, we incurred cost of goods sold in the amount of $356 during the three and six month periods ended June 30, 2007.  This amount represents a gross margin of approximately 13% on sales of our products.  After factoring in cost of goods sold, our gross profit was $57 for the three and six month periods ended June 30, 2007.  In the year ago periods ended June 30, 2006, we did not incur any cost of goods sold, as we did not sell any items.  Since our inception to June 30, 2007, total cost of goods sold amounted to $356, resulting in a gross profit of $57.

In the execution of our business, we incur depreciation expense and various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the three months ended June 30, 2007, we spent $4,800, consisting of $142 in depreciation expense on our computer equipment and $4,658 in general and administrative expenses.  In the comparable three month period ended June 30, 2006, we incurred $376 in total expenses, made up of $142 in depreciation expense and $234 in general and administrative expenses.  The substantial 1,177% (or $4,424) increase in total operating expenses from the three months ended June 30, 2006 to the three months ended June 30, 2007 is attributable primarily to the recognition of  $1,078 in interest expense related to our notes payable and $1,912 in professional fees paid to third party consultants.

In the six months ended June 30, 2007, total operating expenses were $8,797, of which $8,514 was general and administrative and $283 was depreciation expense.  In contrast, total operating expenses during the year ago six month period ended June 30, 2006 were $1,104, of which general and administrative expense was $956 and depreciation amounted to $148.  This 791% (or $7,558) increase in total operating expenses year over year can be attributed to our increased activity and engaged pursuit of our business plan.

Aggregate operating expenses from our inception through June 30, 2007 were $25,869, of which $714 is attributable to depreciation expense, $5,000 in general and administrative expense paid to an officer and director for services rendered and $20,212 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

On September 5, 2006, we secured bridge loan financing, through which we are able to borrow up to $17,500, in increments of $2,500.  The loan bears an interest rate of 10% per annum.  In the three months ended June 30, 2007, we recognized interest expense of $1,078, related specifically to the bridge loan.  Through the six months ended June 30, 2007, interest expense related to this loan totaled $2,120.  We did not recognize any interest expense during the three and six months ended June 30, 2006, as the bridge loan was issued third quarter of 2006.  Since our inception, we recorded interest expense totaling $3,448.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 11, 2003.  In the three month period ended June 30, 2007, our net loss totaled $5,821, compared to a net loss of $376 in the prior period ended June 30, 2006.  During the six months ended June 30, 2007, our net loss was $10,860, compared to a net loss of $1,104 in the year ago six month period ended June 30, 2006.  Since our inception, we have accumulated net losses in the amount of $29,317.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable for four consecutive years from our inception in 2003 through present 2007.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must begin generating a minimum of $16,000 sales in the next 12 months.  However, we cannot guarantee that we will generate additional sales, let alone achieve that target.  Our management has identified increasing exposure of our website as our top priority for the next six months to assist us in reaching our goal of $16,000 in sales.  During the second quarter of 2007, we attempted to optimize our placement for pet supply searches through the Google search engine.  Unfortunately, we did not realize any sales as a result of “click-throughs” from Google users.  As a result, our management is revisiting its marketing and advertising strategy to devise another method through which we can generate greater brand awareness and exposure for our website.  As of the date of this report, we have not yet formulated a new marketing plan and have no current marketing or advertising efforts in place.

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

We believe that our cash on hand as of June 30, 2007, in the amount of $33,224, is sufficient to execute our planned operations for the next approximately 12 months.  To date, we have received financing from third parties through sales of our equity and debt securities.

On September 5, 2006, we secured bridge loan financing in an effort to sustain our operations for the next six months.  We are able to borrow in increments of $2,500, up to an aggregate of $17,500.  The loan bears an interest rate of 10% per annum.  The total amount borrowed, along with any accrued interest, is due December 31, 2007 and may be paid in part or in full at any time prior to that date without penalty.  In the event we are able to raise at least the minimum gross proceeds of $35,000 in our public offering, all principal and interest accrued thereupon will be due immediately.  As of December 31, 2006, we borrowed a total of $10,000.  We cannot guarantee that we will be able to repay any amount borrowed.  If we fall into default on this loan, we may be unable to extend our repayment date or obtain sufficient funds to satisfy the debenture.

In connection with the debt offering, the note holder was issued warrants to purchase 350,000 shares of our common stock.  The aggregate purchase price is $38,500, or $0.11 per share.  Assuming the exercise of all of the warrants, we intend to use the gross proceeds of $38,500 for general working capital.  However, we cannot assure you that the warrant holder will exercise any of the warrants.

Subsequent to the three months ended March 31, 2007, we closed our offering of common stock, whereby we sold an aggregate of 400,000 shares at a price per share of $0.10, for gross proceeds of $40,000.  After taking into account offering costs in the amount of $1,174, net proceeds from this offering was $38,826.  We have initiated establishing a base of operations during in May 2007, and expect to expand the scope of our operations by December 31, 2007, of which there can be no assurance.

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

PART II - OTHER INFORMATION

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

PET EXPRESS SUPPLY, INC.
(Registrant)

Signature	Title	Date

/s/ Renea Yamada	President and	August 8, 2007
Renea Yamada	Chief Executive Officer

/s/ Diane Egger	Secretary-Treasurer	August 8, 2007
Diane Egger	Chief Financial Officer