Form 10QSB
period 2007-09-30
PET EXPRESS SUPPLY INC
filed 2007-11-05
CIK 1357838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 15, 2006:

5,455,000

PET EXPRESS SUPPLY, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on March 27, 2007.

Pet Express Supply, Inc.

(a Development Stage Company)

Condensed Balance Sheet

(unaudited)

September 30,
2007
Assets

Current assets:
Cash	$26,374
Accounts receivable	42
Inventory	806
Prepaid expenses and current deposits	250
Total current assets	27,472

Fixed assets, net	843

$28,315

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$300
Accrued interest	992
Note payable, net of discount of $674	9,326
Total current liabilities	10,618

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,455,000 shares issued and outstanding	5,455
Additional paid-in capital	48,283
(Deficit) accumulated during development stage	(36,041)
17,697

$28,315

The accompanying notes are an integral part of these financial statements.

Pet Express Supply, Inc.

(a Development Stage Company)

Condensed Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended		September 11, 2003
	September 30,		September 30,		(Inception) to
	2007	2006	2007	2006	September 30, 2007

Revenue	$379	$-	$793	$-	$793
Cost of goods sold	314	-	671	-	671

Gross profit	65	-	122	-	122

Expenses:
General and administrative expenses	5,566	6,053	14,080	7,009	25,778
General and administrative expenses - related party	-	-	-	-	5,000
Depreciation expense	142	142	425	289	856
Total expenses	5,708	6,195	14,505	7,298	31,634

Operating Loss	(5,643)	(6,195)	(14,383)	(7,298)	(31,512)

Other expenses:
Interest expense	1,081	256	3,200	256	4,529
Total other expenses	1,081	256	3,200	256	4,529

Loss from continuing operations before income taxes	(6,724)	(6,451)	(17,583)	(7,554)	(36,041)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(6,724)	$(6,451)	$(17,583)	$(7,554)	$(36,041)

Weighted average number of
common shares outstanding - basic and fully diluted	5,455,000	5,055,000	5,274,780	5,044,317

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Pet Express Supply, Inc.

(a Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended		September 11, 2003
	September 30,		(Inception) to
	2007	2006	September 30, 2007
Cash flows from operating activities
Net (loss)	$(17,583)	$(7,554)	$(36,041)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services - related party	-	-	5,000
Warrants issued for financing costs	2,487	221	3,538
Depreciation	425	289	856
Changes in operating assets and liabilities:
(Decrease) in accounts receivable	(42)	-	(42)
(Increase) in inventory	(806)	-	(806)
(Increase) in prepaid expenses	(250)	-	(250)
Increase (decrease) in accounts payable	(1,728)	(1,254)	300
Increase in accrued interest	714	34	992
Net cash (used) by operating activities	(16,783)	(8,264)	(26,453)

Cash flows from investing activities
Purchase of fixed assets	-	(1,699)	(1,699)
Net cash provided by investing activities	-	(1,699)	(1,699)

Cash flows from financing activities
Increase in note payable	-	5,000	10,000
Donated capital	-	-	200
Issuances of common stock	38,826	5,500	44,326
Net cash provided by financing activities	38,826	10,500	54,526

Net (decrease) increase in cash	22,043	537	26,374
Cash - beginning	4,331	-	-
Cash - ending	$26,374	$537	$26,374

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services - related party	$-	$-	$5,000
Number of shares issued for services	-	-	5,000,000
Amortization of warrants issued for financing costs	$2,487	$221	$3,538
Number of warrants issued for financing costs	-	350,000	350,000

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($36,041) for the period from September 11, 2003 (inception) to September 30, 2007, and had minimal sales of $793.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Pet Express Supply, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 4 - Fixed assets

Fixed assets consisted of the following:

	September 30,
	2007	2006
Computer equipment	$ 1,699	$ 1,699

Accumulated depreciation	(856)	(289)
	$ 843	$ 1,410

During the three month periods ended September 30, 2007 and 2006, the Company recorded depreciation expense of $142 and $142, respectively.

Note 5 - Debt and interest expense

On September 5, 2006, the Company conducted a private offering of debt securities, whereby it secured up to $17,500 in bridge loan financing from one non-affiliated entity, whereby the note holder agreed to finance the Company in increments of $2,500, as needed.  To date, the note holder has loaned the Company $10,000.  The aggregate principal amount and interest accrued thereupon is due December 31, 2007.  The note bears an interest rate of 10%, calculated annually, and contains no prepayment penalty.  As of September 30, 2007, the Company recorded interest expense of $4,529 related to the note payable.

In connection with the debt offering, the note-holder was issued warrants to purchase shares of the Company’s par value common stock.  Resultantly, a discount of $4,145 was attributed to the value of the note, which amount is being amortized over a period of approximately 16 months.  As of September 30, 2007, a total of $3,538 has been amortized and recorded as interest expense related to the warrants.  See note 7 for additional discussion regarding the issuance of warrants.

Interest expense totaled $1,081 and $256 for the three months ended September 30, 2007 and 2006, respectively.

Note 6 - Stockholders’ equity

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

As of September 30, 2007, there have been no other issuances of common stock.

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

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2007 and 2006 and changes during the nine months ended on those dates:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	0	$ 0.00
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at September 30, 2006	0	$ 0.00
Granted	350,000	$ 0.11
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2006	350,000	$ 0.11
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at September 30, 2007	350,000	$ 0.11
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Options exercisable at September 30, 2006	350,000	$ 0.11
Options exercisable at September 30, 2007	350,000	$ 0.11

The following tables summarize information about stock warrants outstanding and exercisable at September 30, 2007:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.11	350,000	0.8	$ 0.11
	350,000	0.8	$ 0.11

	STOCK WARRANTS EXERCISABLE
Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.11	350,000	$ 0.11
	350,000	$ 0.11

As of September 30, 2007, there were 350,000 warrants outstanding to acquire additional shares of common stock.

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

Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Pet Express Supply, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, PXPS actual results may differ materially from those indicated by the forward-looking statements.

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

Management’s Discussion

Overview

Pet Express Supply, Inc. was incorporated in Nevada on September 11, 2003, under the name GPP Diversified, Inc.  Subsequently, on November 9, 2005, we changed our name to Pet Express Supply, Inc.  Our efforts have focused primarily on the implementation of our plan to sell pet supplies via the Internet to discriminating feline and canine owners seeking unique products not typically found in the larger pet “superstores.”  We seek to offer a narrow selection of products from small, specialty manufacturers, as well as larger, established companies.  Our goal is to offer a variety of unique items alongside well-known popular products.

We published a website at www.petexpresssupply.com, which serves as our base of operations and the sole method through which we generate sales.  The site is our singular store-front, through which we will market, sell and distribute all merchandise.  Through the nine months ended September 30, 2007, we purchased a total of $1,477 of inventory and had approximately $806 of saleable inventory remaining as of September 30, 2007.  We have over 50 products, encompassing the following categories:

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

Management’s Discussion and Analysis

Since our inception, we have worked with the singular goal of executing our business plan and establishing a base of operations in the pet supply industry.  During the three months ended September 30, 2007, we generated revenues in the amount of $379 from sales of pet supplies.  In the comparable year ago three month period ended September 30, 2006, we had no saleable inventory, and thus did not recognize any sales in that period.  In the nine month period ended September 30, 2007, we generated $793 in revenues compared to $0 in the nine months ended September 30, 2006.  The reason for our lack of revenues in 2006 was that we had no salable inventory until the second quarter of 2007.  Since our inception on September 11, 2003 through September 30, 2007, we generated a total of $793 in sales.  We do not have any long-term agreements to supply our candles to any one customer.  We have no recurring customers and have no ongoing revenue sources.

In association with sales of pet products, we incurred cost of goods sold in the amount of $314 during the three month period ended September 30, 2007.  This amount represents a gross margin of approximately 17% on sales of our products.  After factoring in cost of goods sold, our gross profit was $65 for the three months ended September 30, 2007.  In the year ago three month period ended September 30, 2006, we did not incur any cost of goods sold, as we did not sell any items.  During the nine months ended September 30, 2007, we recognized $671 in cost of goods sold, leading to a gross profit of $122.  Since our inception to September 30, 2007, total cost of goods sold amounted to $671, resulting in a gross profit of $122, for a gross margin of 15%.

In the execution of our business, we incur depreciation expense and various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the three months ended September 30, 2007, we spent $5,708, consisting of $142 in depreciation expense on our computer equipment and $5,566 in general and administrative expenses.  In the comparable three month period ended September 30, 2006, we incurred $6,195 in total expenses, made up of $142 in depreciation expense and $6,053 in general and administrative expenses.

In the nine months ended September 30, 2007, total operating expenses were $14,505, of which $14,080 was general and administrative and $425 was depreciation expense.  In contrast, total operating expenses during the year ago nine month period ended September 30, 2006 were $7,298, of which general and administrative expense was $7,009 and depreciation amounted to $289.  This 99% (or $7,207) increase in total operating expenses year over year can be attributed to our increased activity and engaged pursuit of our business plan.

Aggregate operating expenses from our inception through September 30, 2007 were $31,512, of which $856 is attributable to depreciation expense, $5,000 in general and administrative expense paid to an officer and director for services rendered and $25,778 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

On September 5, 2006, we secured bridge loan financing, through which we are able to borrow up to $17,500, in increments of $2,500.  The loan bears an interest rate of 10% per annum.  In the three months ended September 30, 2007, we recognized interest expense of $1,081, related specifically to the bridge loan.  Through the nine months ended September 30, 2007, interest expense related to this loan totaled $3,200.  Since our inception, we recorded interest expense totaling $4,529.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 11, 2003.  In the three month period ended September 30, 2007, our net loss totaled $6,724, compared to a net loss of $6,451 in the prior period ended September 30, 2006.  During the nine months ended September 30, 2007, our net loss was $17,583, compared to a net loss of $7,554 in the year ago nine month period ended September 30, 2006.  Since our inception, we have accumulated net losses in the amount of $36,041.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable for four consecutive years from our inception in 2003 through present 2007.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must generate a minimum of $16,000 sales per year.  However, we cannot guarantee that we will generate additional sales, let alone achieve that target.  Our management has identified increasing exposure of our website as our top priority for the next six months to assist us in reaching our goal of $16,000 in sales.  During the second quarter of 2007, we attempted to optimize our placement for pet supply searches through the Google search engine.  Unfortunately, we did not realize any sales as a result of “click-throughs” from Google users.  As a result, our management is revisiting its marketing and advertising strategy to devise another method through which we can generate greater brand awareness and exposure for our website.  As of the date of this report, we have not yet formulated a new marketing plan and have no current marketing or advertising efforts in place.

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

We believe that our cash on hand as of September 30, 2007, in the amount of $26,374, is sufficient to execute our planned operations for the next approximately 12 months.  To date, we have received financing from third parties through sales of our equity and debt securities.

On September 5, 2006, we secured bridge loan financing in an effort to sustain our operations for the next six months.  We are able to borrow in increments of $2,500, up to an aggregate of $17,500.  The loan bears an interest rate of 10% per annum.  The total amount borrowed, along with any accrued interest, is due December 31, 2007 and may be paid in part or in full at any time prior to that date without penalty.  As of September 30, 2007, we have borrowed a total of $10,000.  We cannot guarantee that we will be able to repay any amount borrowed.  If we fall into default on this loan, we may be unable to extend our repayment date or obtain sufficient funds to satisfy the debenture.

In connection with the debt offering, the note holder was issued warrants to purchase 350,000 shares of our common stock.  The aggregate purchase price is $38,500, or $0.11 per share.  Assuming the exercise of all of the warrants, we intend to use the gross proceeds of $38,500 for general working capital.  However, we cannot assure you that the warrant holder will exercise any of the warrants.

Subsequent to the nine months ended September 30, 2007, we closed our offering of common stock on March 31, 2007, whereby we sold an aggregate of 400,000 shares at a price per share of $0.10, for gross proceeds of $40,000.  After taking into account offering costs in the amount of $1,174, net proceeds from this offering was $38,826.

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

Our board of directors was advised by Weaver and Martin, LLC, our independent registered public accounting firm, that during their performance of audit procedures for 2006 Weaver and Martin, LLC identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

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

PET EXPRESS SUPPLY, INC.
(Registrant)

Signature	Title	Date

/s/ Renea Yamada	President and	November 5, 2007
Renea Yamada	Chief Executive Officer

/s/Diane Egger	Secretary-Treasurer and	November 5, 2007
Diane Egger	Chief Financial Officer