Form 10KSB
period 2007-12-31
PET EXPRESS SUPPLY INC
filed 2008-02-22
CIK 1357838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to ___________

Commission File Number: 333-137595

PET EXPRESS SUPPLY, INC.
(Name of small business issuer in its charter)

Nevada	20-3768799
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5219 S. Pittsburg St. Spokane, WA	99223
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (509) 990-2630

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

The issuer's revenue for its most recent fiscal year was $951.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $44,327 as of December 31, 2007.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2007 was 5,455,000.

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

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, PES' actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

DESCRIPTION OF BUSINESS

Business Development and Summary

Pet Express Supply, Inc. was incorporated in the State of Nevada on September 11, 2003.  We sell pet supplies via the Internet to discriminating feline and canine owners seeking unique products not typically found in the larger pet "superstores."  We seek to offer a narrow selection of products from small, specialty manufacturers, as well as larger, established companies.  Our goal is to offer a variety of unique items alongside well-known popular brands and products.

We published a website at www.petexpresssupply.com, which serves as our base of operations and the sole method through which we generate sales.  The site is our singular storefront, through which we market, sell and distribute all merchandise.  Through December 31, 2007, we purchased a total of $1,578 of inventory and had approximately $777 of saleable inventory remaining as of December 31, 2007.  We have carried over 50 stock keeping units, encompassing the following categories:

Beds
Dog Pillows
Training Crates
Biscuits and Treats
Raw Hides
Chew Products
Grooming Products
Vitamin and Health Supplements
Cleaning Supplies
Toys
Collars
Harnesses

Our administrative office is located at 5219 S. Pittsburg St., Spokane, WA 99223.

Our fiscal year end is December 31.

Business of Issuer

Principal Products and Principal Markets

Pet Express Supply is an online retailer of pet supplies.  We have established our presence on the Internet at www.petexpresssupply.com, which serves as our base of operations and the sole method through which we will realize sales.  The site is our primary storefront, through which we market, sell and distribute all merchandise.

Our target market consists of discriminating feline and canine owners seeking unique products not typically found in the larger pet "superstores."  Our management believes that there exists a niche market of individuals who have a fair amount of discretionary disposable income and treat their pets like family.  These individuals tend to purchase toys, clothing and accessories much like a person would for their children.  There are virtually limitless products marketed to consumers in the pet supplies industry.  We believe it is not feasible to attempt to accumulate a large inventory of units across hundreds or even thousands of items.  In contrast, we seek to offer a narrow selection of products from small, specialty manufacturers, as well as larger, established companies.  Our goal is to offer a variety of unique items alongside well-known popular products.

Distribution Methods of the Products

When we are required to fulfill customer orders, we use general parcel services such as United Parcel Service, DHL and Federal Express.

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

We compete generally for the disposable income of pet owners.  Although we focus on the specialty, boutique niche in the pet supply market, there exist significantly similar, and often competitively priced, merchandise sold by numerous competitors of varying sizes.  We are a start-up company without a base of operations and lacking material sales.  As such, our competitive position is unfavorable in the general marketplace.  Unless we implement new, cost-effective marketing tactics to increase sales revenues, we will not be able to maintain our operations.

Significantly, all of our current and potential traditional store-based and online competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do.  Our competitors may be able to secure products from vendors on terms that are more favorable, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.  Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet.  Many of these current and potential competitors can devote substantially more resources to Web site and systems development than we can.  In addition, larger, more well-established and financed entities may acquire, invest in or form joint ventures with online competitors or pet supply retailers as the use of the Internet and other online services increases.

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

In addition to regulations applicable to businesses generally, we are regulated by federal, state or local governmental agencies with respect to the shipment of pet food and pet products.  We rely upon our suppliers to meet the various regulatory and other legal requirements applicable to products supplied by them to us.  However, we cannot guarantee that such suppliers have in the past, or will in the future, always do so, or that their actions will be adequate or sufficient to satisfy all governmental requirements that may be applicable to these sales.  We would be fined or exposed to civil or criminal liability, and we could receive potential negative publicity, if these requirements were not to be fully met by suppliers or by us directly.

Number of total employees and number of full time employees

We rely exclusively on the services of Renea Yamada, President and director, and Diane Egger, our Treasurer and director, to satisfy our business operations.  Both Mrs. Yamada and Mrs. Egger currently work for us on a part-time basis and each expects to devote approximately 10-20 hours per week to our business, or as needed.  There are no other full- or part-time employees and do not expect to hire additional personnel in the next approximately 12 months.

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

Pet Express Supply, Inc. was formed in September 2003.  We have no demonstrable operations record, on which you can evaluate our business and prospects.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  These risks include, without limitation, competition, the absence of ongoing revenue streams, inexperienced management and lack of brand recognition.  PES cannot guarantee that we will be successful in accomplishing our objectives.  To date, we have not generated minimal revenues and may incur losses in the foreseeable future.  If we fail to develop a sustainable base of operations for our proposed pet supplies business, we may be forced to cease operations, in which case investors may lose their entire investment.

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

We have limited capital resources.  We have operated with negative net cash outflows since our inception.  Unless we begin to generate sufficient revenues from our proposed pet supplies business to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise addition capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

Because of competitive pressures from competitors with more resources, Pet Express Supply may fail to implement its business model profitably.

The market for customers is intensely competitive and such competition is expected to continue to increase.  We compete with many online and physical retailers that either specialize in pet supplies or carry pet products as a complementary offering.  These companies range in size from independently owned and operated boutiques, mass merchandise retailers like Wal-Mart and major specialty retailers like Petsmart.  On-line only competitors include Dog.com and Pets.com.

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

We rely primarily on product manufacturers and third-party distributors.  Our business would be seriously harmed if we were unable to maintain relationships with our current suppliers and distributors or if we were unable to obtain sufficient quantities of quality merchandise on acceptable terms.  Additionally, we may be unable to establish alternative sources of supply for our products to ensure delivery of merchandise in a timely and efficient manner or on terms acceptable to us.  If we cannot obtain and stock our products at acceptable prices and on a timely basis, we may lose sales and our potential customers may take their purchases elsewhere.

Our revenue and gross margin could suffer if we fail to manage our inventory properly.

Our business depends on our ability to anticipate our needs for products and our sole supplier's, J-B Wholesale Pet Supplies, Inc., ability to deliver sufficient quantities of products at reasonable prices on a timely basis.  Given that we are in the development stage we may be unable to accurately anticipate demand and manage inventory levels that could seriously harm us. If predicted demand is substantially greater than consumer purchases, there will be excess inventory.  In order to secure inventory, we may make advance payments to suppliers, or we may enter into non-cancelable commitments with vendors.  If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete inventory, which could adversely affect our gross margin.

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

Both of our officers and directors are involved in other business opportunities and may face a conflict in selecting between our company and their other business interests.  In the future, either Mrs. Yamada or Mrs. Egger may also become involved in other business opportunities.  We have not formulated a policy for the resolution of such conflicts.  If we lose either or both of Mrs. Yamada and of Mrs. Egger to other pursuits without a sufficient warning we may, consequently, go out of business.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.  Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.  Investors relying upon this misinformation may make an uninformed investment decision.

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

DESCRIPTION OF PROPERTY

Pet Express Supply, Inc. uses office space at 5219 S. Pittsburg St., Spokane, WA 99223.  Mrs. Renea Yamada, a director and shareholder, is providing the office space, located at Mrs. Yamada's primary residence, at no charge to us.  We believe that this arrangement is suitable given that our current operations are primarily administrative.  We also believe that we will not need to lease additional administrative offices for at least the next 12 months.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

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

No director, officer, significant employee or consultant of Pet Express Supply, Inc. has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Effective August 29, 2007, we have been approved for listing on the OTCBB under the symbol "PXPS".  As of December 31, 2007, no public market in Pet Express Supply, Inc.'s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  Pet Express Supply, Inc. makes no representation about the value of its common stock.

Shares Available Under Rule 144

We have 5,455,000 shares of common stock outstanding, of which 5,010,000 shares may be sold at any time under Rule 144.  In general, under Rule 144 as currently in effect, a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least one year previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

1.

1% of the then outstanding shares of our common stock; or

2.

The average weekly trading volume of our common stock during the four calendar weeks preceding the date on which notice of the sale is filed with the Securities and Exchange Commission.

Sales under Rule 144 are also subject to manner of sale provisions, notice requirements and the availability of current public information about us.  Any person who is not deemed to have been our affiliate at any time during the 90 days preceding a sale, and who owns shares within the definition of "restricted securities" under Rule 144 under the Securities Act that were purchased from us, or any affiliate, at least two years previously, is entitled to sell such shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, public information requirements or notice requirements.

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

Holders

As of the date of this prospectus, Pet Express Supply, Inc. has approximately 5,455,000 shares of $0.001 par value common stock issued and outstanding held by 33 shareholders of record.  Our Transfer Agent is Madison Stock Transfer, Inc., 1688 E. 16th Street, Suite 7, Brooklyn, New York 11229, phone (718) 627-4453.

Dividends

Pet Express Supply, Inc. has never declared or paid any cash dividends on its common stock.  For the foreseeable future, Pet Express intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including Pet Express' financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2007, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

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

Recent Sales of Unregistered Securities

In September 2003, we issued 5,000,000 shares of our common stock to Renea Yamada, our founding shareholder and an officer and director.  This sale of stock did not involve any public offering, general advertising or solicitation.  The shares were issued in exchange for services performed by the founding shareholder on our behalf in the amount of $5,000.  Mrs. Yamada received compensation in the form of common stock for performing services related to the formation and organization of our Company, including, but not limited to, designing and implementing a business plan and providing administrative office space for use by the Company; thus, these shares are considered to have been provided as founder's shares.  Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital.  At the time of the issuance, Mrs. Yamada had fair access to and was in possession of all available material information about our company, as his is the sole officer and director of Pet Express Supply, Inc.  The shares bear a restrictive transfer legend.  Based on these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

In March 2006, we sold 75,000 shares of our common stock to six shareholders, three of whom are affiliates of PES.  The shares were issued at a price of $0.10 per share for total cash in the amount of $7,500.  The shares bear a restrictive transfer legend.  This March 2006 transaction (a) involved no general solicitation, (b) involved less than thirty-five non-accredited purchasers and (c) relied on a detailed disclosure document to communicate to the investors all material facts about Pet Express Supply, Inc., including an audited balance sheet, statements of income, changes in stockholders' equity and cash flows.  Each purchaser was given the opportunity to ask questions of us.  Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act of 1933, as amended.

In April 2006, we returned the investment of two non-affiliated shareholders, aggregating $2,000 (or 20,000 shares of our common stock).  The shares were returned to our authorized capital and are not considered issued or outstanding.

On August 23, 2006, we conducted a private offering of debt securities, whereby we secured up to $17,500 in bridge loan financing from Lynn Cole Capital, a non-affiliated entity, whereby the note holder agreed to finance us in increments of $2,500, as needed.  As of December 31, 2007, the note holder has loaned us a total of $10,000.  The aggregate principal amount and interest accrued thereupon was due December 31, 2007 and is currently past due.  The note bears an interest rate of 10%, calculated annually, and contains no prepayment penalty.  In connection with the debt offering, the note holder was issued warrants to purchase 350,000 shares of our common stock for an aggregate purchase price of $38,500, or $0.11 a share.  The securities were issued in reliance upon an exemption from registration contained in Section 4(2) of the Securities Act.

MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS

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

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Pet Express Supply, Inc.'s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the restaurant industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management's Discussion and Analysis

Since our inception, we have worked with the singular goal of executing our business plan and establishing a base of operations in the pet supply industry.  During the year ended December 31, 2007, we generated revenues in the amount of $951 from sales of pet supplies.  In the comparable year ago period ended December 31, 2006, we had no saleable inventory, and thus did not recognize any sales in that period.  Since our inception on September 11, 2003 through December 31, 2007, we generated a total of $951 in sales.  We do not have any long-term agreements to supply our pet supplies to any one customer.  We have no recurring customers and have no ongoing revenue sources.

In association with sales of pet products, we incurred cost of goods sold in the amount of $802 during the year ended December 31, 2007.  This amount represents a gross margin of approximately 16% on sales of our products.  After factoring in cost of goods sold, our gross profit was $149 for the year ended December 31, 2007.  In the year ago period ended December 31, 2006, we did not incur any cost of goods sold, as we did not sell any items.  Since our inception to December 31, 2007, total cost of goods sold amounted to $802, resulting in a gross profit of $149, for a 16% gross margin.

In the execution of our business, we incur depreciation expense and various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the year ended December 31, 2007, we spent a total of $20,982, consisting of $566 in depreciation expense on our computer equipment and $20,416 in general and administrative expenses.  In the comparable period ended December 31, 2006, we incurred $8,468 in total expenses, made up of $431 in depreciation expense and $8,037 in general and administrative expenses.  This 146% (or $12,365) increase in total operating expenses year over year can be attributed to our increased activity, costs associated with maintaining our public reporting requirements and engaged pursuit of our business plan.

Aggregate operating expenses from our inception through December 31, 2007 were $37,962, of which $997 is attributable to depreciation expense, $5,000 in general and administrative expense paid to an officer and director for services rendered and $32,114 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

On September 5, 2006, we secured bridge loan financing, through which we are able to borrow up to $17,500, in increments of $2,500.  The loan bears an interest rate of 10% per annum.  For the year ended December 31, 2007, we recognized interest expense of $4,127, related specifically to the bridge loan.  Through the year ended December 31, 2006, interest expense related to this loan totaled $1,329.  Since our inception, we recorded interest expense totaling $5,456.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 11, 2003.  In the year ended December 31, 2007, our net loss totaled $24,960, compared to a net loss of $9,797 in the prior period ended December 31, 2006.  Since our inception, we have accumulated net losses in the amount of $43,418.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable for four consecutive years from our inception in 2003 through the fiscal year ended 2007.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must generate a minimum of $25,000 sales per year.  However, we cannot guarantee that we will generate additional sales, let alone achieve that target.  Our management has identified increasing exposure of our website as our top priority for the next six months to assist us in reaching our goal of $25,000 in sales.  During 2007, we attempted to optimize our placement for pet supply searches through the Google search engine.  Unfortunately, we did not realize any sales as a result of "click-throughs" from Google users.  As a result, our management is revisiting its marketing and advertising strategy to devise another method through which we can generate greater brand awareness and exposure for our website.  As of the date of this report, we have not yet formulated a new marketing plan and have no current marketing or advertising efforts in place.

Our management expects that we will continue to experience net cash out-flows for the foreseeable future, given developmental nature of our business.  We have only recently begun to accumulate an inventory of pet supplies for sale and initiated our advertising and marketing efforts.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

We believe that our cash on hand as of December 31, 2007, in the amount of $20,386, is sufficient to execute our planned operations for the next approximately 12 months.  To date, we have received financing from third parties through sales of our equity and debt securities.

On September 5, 2006, we secured bridge loan financing in an effort to sustain our operations for the next six months.  We are able to borrow in increments of $2,500, up to an aggregate of $17,500.  The loan bears an interest rate of 10% per annum.  The total amount borrowed, along with any accrued interest, was due December 31, 2007, and is currently past due.  As of December 31, 2007, we have borrowed a total of $10,000.  We cannot guarantee that we will be able to repay any amount borrowed.  If we fall into default on this loan, we may be unable to extend our repayment date or obtain sufficient funds to satisfy the debenture.

In connection with the debt offering, the note holder was issued warrants to purchase 350,000 shares of our common stock.  The aggregate purchase price is $38,500, or $0.11 per share.  Assuming the exercise of all of the warrants, we intend to use the gross proceeds of $38,500 for general working capital.  However, we cannot assure you that the warrant holder will exercise any of the warrants.

Additionally, we closed an offering of common stock on March 31, 2007, whereby we sold an aggregate of 400,000 shares at a price per share of $0.10, for gross proceeds of $40,000.  After taking into account offering costs in the amount of $1,174, net proceeds from this offering was $38,826.

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

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

Pet Express Supply, Inc.

(A Development Stage Company)

Balance Sheet

as of

December 31, 2007

Statements of Operations,

Stockholders' Equity, and

Cash Flows

For the years ended

December 31, 2007 and 2006,

and

for the period

September 11, 2003 (Date of Inception)

through

December 31, 2007

WEAVER & MARTIN

To the Board of Directors and Stockholders

Pet Express Supply, Inc.

Spokane, WA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Pet Express Supply, Inc. as of December 31, 2007 and the related statements of operations, stockholders' equity, and cash flows for the two years then ended.  Pet Express Supply, Inc.'s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pet Express Supply, Inc. as of December 31, 2007, and the results of its operations, stockholders' equity, and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver & Martin, LLC

Weaver & Martin, LLC

Kansas City, Missouri

Februrary 22, 2008

Certified Public Accountants & Consultants

411 Valentine, Suite 300

Kansas City, Missouri 64111

Phone: (816) 756-5525

Fax: (816) 756-2252

F1

Pet Express Supply, Inc.

(a Development Stage Company)

Balance Sheet

December 31,
2007
Assets

Current assets:
Cash	$20,386
Inventory	777
Total current assets	21,163

Fixed assets, net of accumulated depreciation of $997	702

$21,865

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$300
Accrued interest	1,244
Note payable	10,000
Total current liabilities	11,544

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,455,000 shares issued and outstanding	5,455
Additional paid-in capital	48,284
(Deficit) accumulated during development stage	(43,418)
10,321

$21,865

The accompanying notes are an integral part of these financial statements.

F2

Pet Express Supply, Inc.

(a Development Stage Company)

Statements of Operations

	For the years ended		September 11, 2003
	December 31,		(Inception) to
	2007	2006	December 31, 2007

Revenue	$ 951	$ -	$ 951
Cost of goods sold	802	-	802

Gross profit	149	-	149

Expenses:
General and administrative expenses	20,416	8,037	32,114
General and administrative expense-related party	-	-	5,000
Depreciation expense	566	431	997
Total expenses	20,982	8,468	38,111

Operating loss	(20,833)	(8,468)	(37,962)

Other expenses:
Interest expense	4,127	1,329	5,456
Total other expenses	4,127	1,329	5,456

(Loss) before provision for taxes	(24,960)	(9,797)	(43,418)

Provision for income taxes		-	-

Net (loss)	$ (24,960)	$ (9,797)	$ (43,418)

Weighted average number of
common shares outstanding - basic and fully diluted	5,320,205	5,047,356

Net (loss) per share-basic and fully diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

F3

Pet Express Supply, Inc.

(a Development Stage Company)

Statement of Stockholders' Equity

				(Deficit)
				Accumulated	Total
			Additional	During	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage
September 2003
Founders shares
issued for services	5,000,000	$5,000	$-	$-	$5,000

September 2003
Donated capital	-	-	200	-	200

Net (loss)
For the period September 11, 2003
(inception) to December 31, 2003	-	-	-	(5,200)	(5,200)
Balance, December 31, 2003	5,000,000	5,000	200	(5,200)	-

Net (loss)
For the year ended
December 31, 2004	-	-	-	-	-
Balance, December 31, 2004	5,000,000	5,000	200	(5,200)	-

Net (loss)
For the year ended
December 31, 2005	-	-	-	(3,461)	(3,461)
Balance, December 31, 2005	5,000,000	5,000	200	(8,661)	(3,461)

April 2006
Issued for cash	55,000	55	5,445	-	5,500

September 2006
Warrants issued with note payable	-	-	4,212	-	4,212

Net (loss)
For the year ended
December 31, 2006	-	-	-	(9,797)	(9,797)
Balance, December 31, 2006	5,055,000	5,055	9,857	(18,458)	(3,546)

May 2007
Issued for cash	400,000	40,000	38,427	-	38,827

Net (loss)
For year ended
December 31, 2007	-	-	-	(24,960)	(24,960)
Balance, December 31, 2007	5,455,000	$5,455	$48,284	$(43,418)	$10,321

The accompanying notes are an integral part of these financial statements.

F4

Pet Express Supply, Inc.

(a Development Stage Company)

Statements of Cash Flows

	For the years ended		September 11, 2003
	December 31,		(Inception) to
	2007	2006	December 31, 2007

Cash flows from operating activities
Net (loss)	$ (24,960)	$ (9,797)	$ (43,418)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services - related party	-	-	5,000
Amortization of warrants issued for financing costs	3,162	1,050	4,212
Depreciation	566	431	997
Changes in operating assets and liabilities:
(Increase) in inventory	(777)	-	(777)
Increase (decrease) in accounts payable	(1,728)	(1,433)	300
Increase in accrued interest	966	278	1,244
Net cash (used) by operating activities	(22,771)	(9,471)	(32,442)

Cash flows from investing activities
Purchase of fixed assets	-	(1,699)	(1,699)
Net cash (used) by investing activities	-	(1,699)	(1,699)

Cash flows from financing activities
Increase in note payable	-	10,000	10,000
Donated capital	-	-	200
Issuances of common stock	38,827	5,500	44,327
Net cash provided by financing activities	38,827	15,500	54,527

Net increase in cash	16,056	4,330	20,386
Cash - beginning	4,330	-	-
Cash - ending	$ 20,386	$ 4,330	$ 20,386

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Shares issued for services	$ -	$ -	$ 5,000
Number of shares issued for services - related party	-	-	5,000,000
Amortization of warrants issued for financing costs	$ 3,161	$ 1,050	$ 4,212
Number of warrants issued for financing costs	-	350,000	350,000

The accompanying notes are an integral part of these financial statements.

F5

Pet Express Supply, Inc.

(a Development Stage Company)

Notes

Note 1 - History and organization of the company

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

Note 2 - Accounting policies and procedures

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2007 and 2006.

Revenue recognition

The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses for the years ended December 31, 2007 and 2006.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2007 and 2006.

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

F6

Pet Express Supply, Inc.

(a Development Stage Company)

Notes

Note 2 - Accounting policies and procedures (continued)

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share".  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock warrants were exercised into common stock.  For the years ended December 31, 2006 and 2005, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants on the Company's net loss.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.  SOP 98-5 is effective for fiscal years beginning after December 15, 1998.  The adoption of SOP 98-5 has had little or no effect on the Company's financial statements.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007 and 2006.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

F7

Pet Express Supply, Inc.

(a Development Stage Company)

Notes

Note 2 - Accounting policies and procedures (continued)

Recent pronouncements

In June 2006, the Financial Accounting Standards Board (:FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48").  FIN 48 clarified the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on our balance sheet or statement of operations.

In September 2006, the Securities and Exchange Commission staff ("SEC") issued SAB 108.  SAB 108 was issued to provide consistency to how companies quantify financial statement misstatements.  SAB 108 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures.  Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial.  We adopted SAB 108 in connection with the preparation of our annual financial statements for the year ended December 31, 2007 and found no adjustments necessary.

Year end

The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($43,418) for the period from September 11, 2003 (inception) to December 31, 2007, and had sales of $951.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Note 4 - Income taxes

For the years ended December 31, 2007 and 2006, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2007 and 2006, the Company had approximately $25,109 and $18,457 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2023.

F8

Pet Express Supply, Inc.

(a Development Stage Company)

Notes

Note 4 - Income taxes (continued)

The components of the Company's deferred tax asset are as follows:

	December 31
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$ 8,537	$ 6,275
Valuation allowance	(8,537)	(6,275)
Total deferred tax assets	$ -	$ -

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2007 and 2006.

Note 5 - Fixed assets

Fixed assets consisted of the following:

	December 31,
	2007	2006
Computer equipment	$ 1,699	$ 1,699
Accumulated depreciation	(997)	(431)
	$ 702	$ 1,268

During the years ended December 31, 2007 and 2006, the Company recorded depreciation expense of $566 and $431, respectively.

Note 6 - Debt and interest expense

On August 23, 2006, the Company conducted a private offering of debt securities, whereby it secured up to $17,500 in bridge loan financing from one non-affiliated entity, whereby the note holder agreed to finance the Company in increments of $2,500, as needed.  To date, the note holder has loaned the Company $10,000.  The aggregate principal amount and interest accrued thereupon was due December 31, 2007, as is currently past due.  The note bears an interest rate of 10%, calculated annually, and contains no prepayment penalty.  During the years ended December 31, 2007 and 2006, the Company recorded interest expense of $4,127 and $1,329, respectively, related to the note payable.

In connection with the debt offering, the note-holder was issued warrants to purchase shares of the Company's par value common stock.  Resultantly, a discount of $4,212 was attributed to the value of the note, which amount was amortized over a period of approximately 16 months.  As of December 31, 2007, a total of $4,212 has been amortized and recorded as interest expense related to the warrants.  See note 8 for additional discussion regarding the issuance of warrants.

Note 7 - Stockholders' equity

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

On September 11, 2003, the Company issued 5,000,000 shares of its par value common stock as founders' shares to an officer and director in exchange for services rendered in the amount of $5,000.

On September 11, 2003, the sole officer and director of the Company paid for expenses on our behalf in the amount of $200.  The entire amount is considered donated capital and recorded as additional paid-in capital.

F9

Pet Express Supply, Inc.

(a Development Stage Company)

Notes

Note 7 - Stockholders' equity (continued)

On March 3, 2006, the Company conducted a private placement, whereby it issued 75,000 shares of its par value common stock for cash in the amount of $7,500.

On April 3, 2006, the Company rescinded 20,000 shares of common stock issued in the private offering and returned the cash investment of two shareholders, totaling $2,000.

On May 3, 2007, the Company issued 400,000 shares of its par value common stock in a public offering for total gross cash proceeds in the amount of $40,000.  Total offering costs related to this issuance was $1,174.

As of December 31, 2007, there have been no other issuances of common stock.

Note 8 - Warrants and options

On August 23, 2006, the Company issued warrants to purchase shares of the Company's par value common stock to one non-affiliated entity in conjunction with a bridge loan agreement.  The warrant holder was granted the right to purchase 350,000 shares of common stock of the Company for an aggregate purchase price of $38,500 or $0.11 a share.  The aggregate fair value of such warrants totaled $26,693 based on the Black Schoeles Merton pricing model using the following estimates: 6% risk free rate, 100% volatility and expected life of the warrants of approximately 5 years.

The following is a summary of the status of all of the Company's stock warrants as of December 31, 2007 and changes during the year ended on those dates:

Outstanding at December 31, 2005	0	$ 0.00
Granted	350,000	$ 0.11
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2006	350,000	$ 0.11
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2007	350,000	$ 0.11
Options exercisable at December 31, 2007	350,000	$ 0.11
Options exercisable at December 31, 2007	350,000	$ 0.11

The following tables summarize information about stock warrants outstanding and exercisable at December 31, 2007:

	STOCK WARRANTS OUTSTANDING
Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.11	350,000	3.7	$ 0.11
	350,000	3.7	$ 0.11

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.11	350,000	$ 0.11
	350,000	$ 0.11

F10

Pet Express Supply, Inc.

(a Development Stage Company)

Notes

Note 8 - Warrants and options (continued)

As of December 31, 2006, there were no other warrants or options outstanding to acquire any additional shares of common stock.

Note 9 - Related party transactions

The Company issued 5,000,000 shares of its no par value common stock as founders' shares to an officer and director in exchange for services rendered in the amount of $5,000.

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

F11

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On January 25, 2007, our Audit Committee approved the dismissal of Beckstead and Watts, LLP as our principal certifying accountants.  None of the reports of Beckstead and Watts, LLP on our financial statements contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: Beckstead and Watts, LLP's report on our financial statements as of and for the years ended December 31, 2005 and 2004.

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

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation requirements by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position
Renea Yamada	44	President, CEO and Director
Diane L. Egger	43	Treasurer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2007 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they did not file any of the forms required under Section 16(a).

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended December 31, 2007 and 2006, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen -sation ($)	Non- qualified Deferred Compen -sation Earnings ($)	All Other Compen -sation ($)	Total ($)

Renea Yamada	2007	0	0	0	0	0	0	0	0
President	2006	0	0	0	0	0	0	0	0

Diane Egger	2007	0	0	0	0	0	0	0	0
Treasurer	2006	0	0	0	0	0	0	0	0

Directors' Compensation

During the year ended December 31, 2007, we had no formal or informal arrangements or agreements to compensate our director for services he provides as director of our company.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2007 certain information regarding the beneficial ownership of our common stock by:

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

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	Renea Yamada, President, Secretary and CEO	5,000,000	91.66%

Common	Diane Egger, Treasurer	10,000	0.18%

	All Directors and Officers as a group (2 persons)	5,010,000	91.84%

Notes:

1.

The address for Renea Yamada and Diane Egger is c/o Pet Express Supply, Inc., 5219 S. Pittsburg St., Spokane, WA 99223.

2.

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

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

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended 2007 and 2006 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2007	2006

Audit fees	$4,300	$3,850
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$4,300	$3,850

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

PET EXPRESS SUPPLY, INC.
(Registrant)

By: /s/ Renea Yamada, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Renea Yamada	President, CEO and Director	February 22, 2008
Renea Yamada

/s/ Diane L. Egger	Chief Financial Officer	February 22, 2008
Diane L. Egger

/s/ Diane L. Egger	Chief Accounting Officer	February 22, 2008
Diane L. Egger