Form 10QSB
period 2008-03-31
PET EXPRESS SUPPLY INC
filed 2008-05-02
CIK 1357838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-52654

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

Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 25, 2008:

5,455,000

PET EXPRESS SUPPLY, INC.

(A Development Stage Company)

PART I FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on February 22, 2008.

Pet Express Supply, Inc.

(a Development Stage Company)

Condensed Balance Sheet

March 31,
2008
Assets

Current assets:
Cash	$15,634
Inventory	728
Total current assets	16,362

Fixed assets, net of accumulated depreciation of $1,139	560

$16,922

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$900
Accrued interest	1,493
Note payable	10,000
Total current liabilities	12,393

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,455,000 shares issued and outstanding	5,455
Additional paid-in capital	48,284
(Deficit) accumulated during development stage	(49,210)
4,529

$16,922

The accompanying notes are an integral part of these financial statements.

Pet Express Supply, Inc.

(a Development Stage Company)

Condensed Statements of Operations

	For the three months ended		September 11, 2003
	March 31,		(Inception) to
	2008	2007	March 31, 2008

Revenue	$56	$-	$1,007
Cost of goods sold	49	-	851

Gross profit	7	-	156

Expenses:
General and administrative expenses	5,408	3,856	37,522
General and administrative expense-related party	-	-	5,000
Depreciation expense	142	142	1,139
Total expenses	5,550	3,998	43,661

Operating loss	(5,543)	(3,997)	(43,505)

Other expenses:
Interest expense	249	1,041	5,705
Total other expenses	249	1,041	5,705

(Loss) before provision for taxes	(5,792)	(5,039)	(49,210)

Provision for income taxes		-	-

Net (loss)	$(5,792)	$(5,039)	$(49,210)

Weighted average number of
common shares outstanding - basic and fully diluted	5,455,000	5,055,000

Net (loss) per share-basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Pet Express Supply, Inc.

(a Development Stage Company)

Condensed Statements of Cash Flows

	For the three months ended		September 11, 2003
	March 31,		(Inception) to
	2008	2007	March 31, 2008

Cash flows from operating activities
Net (loss)	$(5,792)	$(5,039)	$(49,210)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services related party	-	-	5,000
Amortization of warrants issued for financing costs	-	829	4,212
Depreciation	142	142	1,139
Changes in operating assets and liabilities:
(Increase) in inventory	49	-	(728)
Increase (decrease) in accounts payable	600	(268)	900
Increase in accrued interest	249	212	1,493
Net cash (used) by operating activities	(4,752)	(4,124)	(37,194)

Cash flows from investing activities
Purchase of fixed assets	-	-	(1,699)
Net cash (used) by investing activities	-	-	(1,699)

Cash flows from financing activities
Increase in note payable	-	-	10,000
Donated capital	-	-	200
Issuances of common stock	-	-	44,327
Net cash provided by financing activities	-	-	54,527

Net increase in cash	(4,752)	(4,124)	15,634
Cash beginning	20,386	4,331	-
Cash ending	$15,634	$207	$15,634

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services	$-	$-	$5,000
Number of shares issued for services related party	-	-	5,000,000
Amortization of warrants issued for financing costs	$-	$829	$4,212
Number of warrants issued for financing costs	-	-	350,000

The accompanying notes are an integral part of these financial statements.

Pet Express Supply, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 1 Basis of presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto included in the Company's annual report on Form 10-KSB.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 History and organization of the company

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

Note 3 Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($49,210) for the period from September 11, 2003 (inception) to March 31, 2008, and had minimal sales of $1,007.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Pet Express Supply, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 4 Fixed assets

Fixed assets consisted of the following:

	March 31,
	2008	2007
Computer equipment	$ 1,699	$ 1,699

Accumulated depreciation	(1,139)	(573)
	$ 560	$ 1,126

During the three month periods ended March 31, 2008 and 2007, the Company recorded depreciation expense of $142 and $142, respectively.

Note 5 Debt and interest expense

On August 23, 2006, the Company conducted a private offering of debt securities, whereby it secured up to $17,500 in bridge loan financing from one non-affiliated entity, whereby the note holder agreed to finance the Company in increments of $2,500, as needed.  To date, the note holder has loaned the Company $10,000.  The aggregate principal amount and interest accrued thereupon was due December 31, 2007, and is currently past due.  The note bears an interest rate of 10%, calculated annually, and contains no prepayment penalty.  During the three months ended March 31, 2008, the Company recorded interest expense of $249 related to the note payable.

In connection with the debt offering, the note-holder was issued warrants to purchase shares of the Company's par value common stock.  Resultantly, a discount of $4,212 was attributed to the value of the note, which amount was amortized over a period of approximately 16 months.  As of December 31, 2007, the full amount of $4,212 has been amortized and recorded as interest expense related to the warrants.  See note 7 for additional discussion regarding the issuance of warrants.

Interest expense totaled $249 and $1,041 for the three months ended March 31, 2008 and 2007, respectively.

Note 6 Stockholders' equity

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

As of March 31, 2008, there have been no other issuances of common stock.

Pet Express Supply, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 7 Warrants and options

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

The following is a summary of the status of all of the Company's stock warrants as of March 31, 2008 and 2007 and changes during the three months ended on those dates:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2006	350,000	$ 0.11
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at March 31, 2007	350,000	$ 0.11
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2007	350,000	$ 0.11
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at March 31, 2008	350,000	$ 0.11
Options exercisable at March 31, 2007	350,000	$ 0.11
Options exercisable at March 31, 2008	350,000	$ 0.11

The following tables summarize information about stock warrants outstanding and exercisable at March 31, 2008:

	STOCK WARRANTS OUTSTANDING
Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.11	350,000	3.45	$ 0.11
	350,000	3.45	$ 0.11

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.11	350,000	$ 0.11
	350,000	$ 0.11

As of March 31, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

Pet Express Supply, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 8 Related party transactions

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

Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Pet Express Supply, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, PXPS actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management's Discussion and Analysis

Since our inception, we have worked with the singular goal of executing our business plan and establishing a base of operations in the pet supply industry.  During the three months ended March 31, 2008, we generated revenues in the amount of $56 from sales of pet supplies.  During the year ago period ended March 31, 2007, no revenues were realized.  The reason for our lack of revenues in 2007 was that we had no salable inventory until the second quarter of 2007.  Since our inception on September 11, 2003 through March 31, 2008, we generated a total of $1,007 in sales.  We do not have any long-term agreements to supply our pet supplies to any one customer.  We have no recurring customers and have no ongoing revenue sources.

In association with sales of pet products, we incurred cost of goods sold in the amount of $49 during the three month period ended March 31, 2008.  This amount represents a gross margin of approximately 14% on sales of our products.  After factoring in cost of goods sold, our gross profit was $7 for the three months ended March 31, 2008.  In the year ago three month period ended March 31, 2007; we did not incur any cost of goods sold, as we did not sell any items.  Since our inception to March 31, 2008, total cost of goods sold amounted to $851, resulting in a gross profit of $156, for a gross margin of 18%.

In the execution of our business, we incur depreciation expense and various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the three months ended March 31, 2008, we spent $5,550, consisting of $142 in depreciation expense on our computer equipment and $5,408 in general and administrative expenses.  In the comparable three month period ended March 31, 2007, we incurred $3,998 in total expenses, made up of $142 in depreciation expense and $3,856 in general and administrative expenses.

Aggregate operating expenses from our inception through March 31, 2008 were $43,661, of which $1,139 is attributable to depreciation expense, $5,000 in general and administrative expense paid to an officer and director for services rendered and $37,522 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

On August 23, 2006, we secured bridge loan financing, through which we are able to borrow up to $17,500, in increments of $2,500.  The loan bears an interest rate of 10% per annum.  Through the period ended March 31, 2008, we borrowed a total of $10,000, which balance was due as of December 31, 2007, and is currently past due.  In the three months ended March 31, 2008 and 2007, we recognized interest expense of $249 and $1,041, respectively, related specifically to the bridge loan. Since our inception, we recorded interest expense totaling $5,705.

As a result of our minimal revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 11, 2003.  In the three month period ended March 31, 2008, our net loss totaled $5,792, compared to a net loss of $5,039 in the prior period ended March 31, 2007.  Since our inception, we have accumulated net losses in the amount of $49,210.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable for five consecutive years from our inception in 2003 through present 2008.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must generate a minimum of $16,000 sales per year.  However, we cannot guarantee that we will generate additional sales, let alone achieve that target.  Our management has identified increasing exposure of our website as our top priority for the next six months to assist us in reaching our goal of $16,000 in sales.  We had attempted to optimize our placement for pet supply searches through the Google search engine.  Unfortunately, we did not realize any sales and subsequently discontinued the program.  Our management is currently contemplating a new marketing and advertising strategy through which we can generate greater brand awareness and exposure for our website.  As of the date of this report, we have not yet formulated a new marketing plan and have no current marketing or advertising efforts in place.

Our management expects that we will experience net cash out-flows for the fiscal year 2008, given developmental nature of our business.  We have only recently begun to accumulate an inventory of pet supplies for sale and initiated our advertising and marketing efforts.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

We believe that our cash on hand as of March 31, 2008, in the amount of $15,634, is not sufficient to execute our planned operations for the next approximately 12 months, as expenses are likely to exceed working capital.  To date, we have received financing from third parties through sales of our equity and debt securities and expect we may need to pursue additional financing options in the next 6 to 9 months to continue operating as a going concern.

On September 5, 2006, we secured bridge loan financing in an effort to sustain our start up operations.  We are able to borrow in increments of $2,500, up to an aggregate of $17,500.  The loan bears an interest rate of 10% per annum.  The total amount borrowed, along with any accrued interest, was due December 31, 2007, and is currently past due.  As of March 31, 2008, we have borrowed a total of $10,000.  We cannot guarantee that we will be able to repay any amount borrowed.  If we fall into default on this loan, we may be unable to extend our repayment date or obtain sufficient funds to satisfy the debenture.

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

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors was advised by Weaver and Martin, LLC, our independent registered public accounting firm, that during their performance of audit procedures for 2007 Weaver and Martin, LLC identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

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

PART II OTHER INFORMATION

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

* Incorporated by reference herein filed as exhibits to the Company's Registration Statement on Form SB-2 previously filed with the SEC on September 26, 2006, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PET EXPRESS SUPPLY, INC.
(Registrant)

Signature	Title	Date

/s/ Renea Yamada	President and	May 1, 2008
Renea Yamada	Chief Executive Officer

/s/Diane Egger	Secretary-Treasurer and	May 1, 2008
Diane Egger	Chief Financial Officer