Form 10-Q
period 2008-06-30
PET EXPRESS SUPPLY INC
filed 2008-07-17
CIK 1357838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008
Or
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	5,455,000 shares
(Class)	(Outstanding as at July 15, 2008)

PET EXPRESS SUPPLY, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10KSB previously filed with the Commission on February 22, 2008.

Pet Express Supply, Inc.

(a Development Stage Company)

Condensed Balance Sheet

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$8,379	$20,386
Inventory	696	777
Total current assets	9,075	21,163

Fixed assets, net of accumulated depreciation of $1,281 and
$997 as of 6/30/08 and 12/31/07, respectively	418	702

	$9,493	$21,865

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$300	$300
Accrued interest	1,742	1,244
Note payable	10,000	10,000
Total current liabilities	12,042	11,544

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,455,000 shares issued and outstanding
as of 6/30/08 and 12/31/07, respectively	5,455	5,455
Additional paid-in capital	48,284	48,284
(Deficit) accumulated during development stage	(56,288)	(43,418)
	(2,549)	10,321

	$9,493	$21,865

The accompanying notes are an integral part of these financial statements.

Pet Express Supply, Inc.

(a Development Stage Company)

Condensed Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended		September 11, 2003
	June 30,		June 30,		(Inception) to
	2008	2007	2008	2007	June 30, 2008

Revenue	$56	$413	$112	$413	$1,063
Cost of goods sold	32	356	81	356	883

Gross profit	24	57	31	57	180

Expenses:
General and administrative expenses	6,711	4,658	12,119	8,514	44,233
General and administrative expenses - related party	-	-	-	-	5,000
Depreciation expense	142	142	283	283	1,281
Total expenses	6,853	4,800	12,402	8,797	50,514

Operating Loss	(6,829)	(4,743)	(12,371)	(8,740)	(50,334)

Other expenses:
Interest expense	249	1,078	499	2,120	5,954
Total other expenses	249	1,078	499	2,120	5,954

Loss from continuing operations before income taxes	(7,078)	(5,821)	(12,870)	(10,860)	(56,288)

Provision for income taxes	-	-		-	-

Net (loss)	$(7,078)	$(5,821)	$(12,870)	$(10,860)	$(56,288)

Weighted average number of
common shares outstanding - basic and fully diluted	5,455,000	5,309,945	5,455,000	5,183,177

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Pet Express Supply, Inc.

(a Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended		September 11, 2003
	June 30,		(Inception) to
	2008	2007	June 30, 2008
Cash flows from operating activities
Net (loss)	$(12,870)	$(10,860)	$(56,288)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services - related party	-	-	5,000
Warrants issued for financing costs	-	1,659	4,212
Depreciation	283	283	1,280
Changes in operating assets and liabilities:
(Decrease) in accounts receivable	-	(84)	-
(Increase) in inventory	81	(875)	(696)
(Increase) in prepaid expenses	-	(250)	-
Increase (decrease) in accounts payable	-	(268)	300
Increase in accrued interest	499	462	1,743
Net cash (used) by operating activities	(12,007)	(9,933)	(44,449)

Cash flows from investing activities
Purchase of fixed assets	-	-	(1,699)
Net cash provided by investing activities	-	-	(1,699)

Cash flows from financing activities
Increase in note payable	-	-	10,000
Donated capital	-	-	200
Issuances of common stock, net	-	38,826	44,327
Net cash provided by financing activities	-	38,826	54,527

Net (decrease) increase in cash	(12,007)	28,893	8,379
Cash - beginning	20,386	4,331	-
Cash - ending	8,379	$33,224	$8,379

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services - related party	$-	$-	$5,000
Number of shares issued for services	-	-	5,000,000
Amortization of warrants issued for financing costs	$-	$-	$4,212
Number of warrants issued for financing costs	-	-	350,000

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

The Company was initially authorized to issue 25,000,000 shares of its no par value common stock.  On November 9, 2005, the Company amended its articles of incorporation to increase its authorized capital to 100,000,000 shares with a par value of $0.001.  Concurrently, the Company changed its name from GPP Diversifed, Inc. to Pet Express Supplies, Inc.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($56,288) for the period from September 11, 2003 (inception) to June 30, 2008, and had minimal sales of $1,063.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Pet Express Supply, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 4 - Fixed assets

Fixed assets consisted of the following:

	June 30,
	2008	2007
Computer equipment	$ 1,699	$ 1,699

Accumulated depreciation	(1,281)	(714)
	$ 418	$ 985

During the three month periods ended June 30, 2008 and 2007, the Company recorded depreciation expense of $142 and $142, respectively.

Note 5 - Debt and interest expense

On August 23, 2006, the Company conducted a private offering of debt securities, whereby it secured up to $17,500 in bridge loan financing from one non-affiliated entity, whereby the note holder agreed to finance the Company in increments of $2,500, as needed.  To date, the note holder has loaned the Company $10,000.  The aggregate principal amount and interest accrued thereupon was due December 31, 2007, and is currently past due.  The note bears an interest rate of 10%, calculated annually, and contains no prepayment penalty.  During the three months ended June 30, 2008, the Company recorded interest expense of $249 related to the note payable.

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

Interest expense totaled $249 and $1,078 for the three months ended June 30, 2008 and 2007, respectively.

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

As of June 30, 2008, there have been no other issuances of common stock.

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

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2008 and 2007 and changes during the six months ended on those dates:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2006	350,000	$ 0.11
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at June 30, 2007	350,000	$ 0.11
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2007	350,000	$ 0.11
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at June 30, 2008	350,000	$ 0.11
Options exercisable at June 30, 2007	350,000	$ 0.11
Options exercisable at June 30, 2008	350,000	$ 0.11

The following tables summarize information about stock warrants outstanding and exercisable at June 30, 2008:

	STOCK WARRANTS OUTSTANDING
Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.11	350,000	3.20	$ 0.11
	350,000	3.20	$ 0.11

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.11	350,000	$ 0.11
	350,000	$ 0.11

As of June 30, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s Discussion and Plan of Operation

We sell pet supplies via the Internet to discriminating feline and canine owners seeking unique products.  During the three months ended June 30, 2008, we generated revenues in the amount of $56 from sales of pet supplies.  During the year ago period ended June 30, 2007, $413 in revenues was realized.  Our management attributes the decrease in sales year-over-year to a general weakening of consumer discretionary spending and the failure of our attempts to generate brand awareness with our marketing and sales strategies.  Since our inception on September 11, 2003 through June 30, 2008, we generated a total of $1,063 in sales.  We do not have any long-term agreements to supply our pet supplies to any one customer.  We have no recurring customers and have no ongoing revenue sources.

In association with sales of pet products, we incurred cost of goods sold in the amount of $32 during the three month period ended June 30, 2008.  This amount represents a gross margin of approximately 43% on sales of our products.  During the three months ended June 30, 2007, cost of goods sold totaled $356, resulting in a gross margin of 14%.  After factoring in cost of goods sold, our gross profit was $24 for the three month period ended June 30, 2008, compared to $57 for the year ago period ended June 30, 2007.  Since our inception to June 30, 2008, total cost of goods sold amounted to $883, resulting in a gross profit of $180 for a historical gross margin of 17%.

In the execution of our business, we incur depreciation expense and various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the three months ended June 30, 2008, we spent $6,853, consisting of $142 in depreciation expense on our computer equipment and $6,711 in general and administrative expenses.  In the comparable three month period ended June 30, 2007, we incurred $4,800 in total expenses, made up of $142 in depreciation expense and $4,658 in general and administrative expenses.

In the six months ended June 30, 2008, total operating expenses were $12,402, of which $12,119 was general and administrative and $283 was depreciation expense.  In contrast, total operating expenses during the year ago six month period ended June 30, 2007 were $8,797, of which general and administrative expense was $8,514 and depreciation amounted to $283.

Aggregate operating expenses from our inception through June 30, 2008 were $50,514, of which $1,281 is attributable to depreciation expense, $5,000 in general and administrative expense paid to an officer and director for services rendered and $44,233 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

On September 5, 2006, we secured bridge loan financing, through which we are able to borrow up to $17,500, in increments of $2,500.  The loan bears an interest rate of 10% per annum.  The loan was due in December 2007, and is currently in default.  In the three months ended June 30, 2008, we recognized interest expense of $249, related specifically to the bridge loan, compared to $1,078 recognized in the three months ended June 30, 2008.  Through the six months ended June 30, 2008, interest expense related to this loan totaled $499, compared to $2,120 in the year ago six month period ended June 30, 2007.  Since our inception, we recorded interest expense totaling $5,954.

As a result of our lack of substantial revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 11, 2003.  In the three month period ended June 30, 2008, our net loss totaled $7,078, compared to a net loss of $5,821 in the prior period ended June 30, 2007.  During the six months ended June 30, 2008, our net loss was $12,870, compared to a net loss of $10,860 in the year ago six month period ended June 30, 2007.  Since our inception, we have accumulated net losses in the amount of $56,288.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable for five consecutive years from our inception in 2003 through present 2008.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

In order for us to achieve profitability, satisfy our debt obligations and support our planned ongoing operations, we estimate that we must begin generating a minimum of $16,000 sales in the next six months.  However, we cannot guarantee that we will generate additional sales, let alone achieve that target.  We have previously attempted to implement a marketing and sales campaign, without success.  We did not realize any sales as a result of our paid search and advertising attempts through Google.  As of the date of this report, we have not yet formulated a new marketing plan and have no additional marketing or advertising efforts in place.

Our management expects that we will continue to experience net cash out-flows for the foreseeable future given developmental nature of our business.  As of June 30, 2008, we had cash on hand in the amount of $8,379.  If we do not generate sufficient revenues and cash flows to support our operations over the next six months, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash.  Since our inception, we have received cash primarily from the receipt of funds from offerings of our equity and debt securities.  On September 5, 2006, we secured bridge loan financing to borrow up to an aggregate of $17,500, bearing an interest rate of 10% per annum.  To date, we have borrowed a total of $10,000, on which we are currently in default.  Also, in May 2007, we sold an aggregate of 400,000 shares of our common stock for gross cash proceeds of $40,000.  After taking into account offering costs in the amount of $1,174, net proceeds from this offering was $38,826.  We can not assure you that additional financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

Based on an evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

Defaults Upon Senior Securities

On September 5, 2006, we secured bridge loan financing, through which we are able to borrow up to $17,500, in increments of $2,500.  We have borrowed a total of $10,000 at a rate of 10% per annum.  The loan was due in December 2007, and is currently in default.  We recorded total interest expense in the amount of $5,954.  We cannot predict when, if ever, we will be able to remedy this debt obligation in full.

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

PET EXPRESS SUPPLY, INC.
(Registrant)

Signature	Title	Date

/s/ Renea Yamada	President and	July 17, 2008
Renea Yamada	Chief Executive Officer

/s/ Diane Egger	Secretary-Treasurer	July 17, 2008
Diane Egger	Chief Financial Officer