Form 10-Q
period 2008-09-30
Woozyfly Inc.
filed 2008-11-18
CIK 1357838

 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number: 000-51430

WOOZYFLY INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3768799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

59 West 19th Street, 6th Floor, New York, NY 10011 (Address of principal executive offices)

(646) 461-2400
(Registrant’s Telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of October 1, 2008 was 17,610,672.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

WOOZYFLY INC. (Formerly Pet Express Supply, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEET

	Sep 30, 08	Dec 31, 07
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash & Cash Equivalents	$111,240	$288,903
Prepaid expenses	3,028	8,218
Total Current Assets	114,268	297,121

Fixed Assets, net of accumulated depreciation of $66,070 and $27,801 as of
September 30, 2008 and December 31, 2007, respectively	322,457	344,286

TOTAL ASSETS	$436,725	$641,407

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts Payable & Accrued Expenses	47,540	39,774
Current portion of notes payable	$297,504	$-
Total Current Liabilities	345,044	39,774

Long Term Liabilities
Accrued Interest	22,978	-
Notes Payable	1,250,000	-
Total Long Term Liabilities	1,272,978	-
Total Liabilities	1,618,022	39,774

Stockholders' Equity
Common Stock, $.001 par value, 100,000,000 shares authorized,
17,610,672 and 5,455,000 (Pet Express Supply, Inc.) shares issued and
outsstanding as of September 30, 2008 and December 31, 2007, respectively	17,611	11,880
Paid-in-Capital	2,270,063	1,511,918
Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares and 72 shares issued and outstanding as of September 30,
2008 and December 31, 2007, respectively	-	216,000
Accumulated deficit	(3,468,971)	(1,138,165)
Total Stockholders' Equity (Deficit)	(1,181,297)	601,633
TOTAL LIABILITIES & EQUITY	$436,725	$641,407

The accompanying notes are an integral part of these condensed consolidated financial statements

WOOZYFLY INC. (formerly Pet Express Supply, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	(unaudited)

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept 30, 2008	Sept 20, 2007	Sept 30, 2008	Sept 20, 2007
Revenue
Advertising Revenue	$2,562	$-	$5,684	$-
Total Revenue	2,562	-	5,684	-

Depreciation	-	-	38,269	-
General and administrative	742,082	432,590	2,276,392	450,044
Total Expense	742,082	432,590	2,314,661	450,044
Loss from Operations	(739,520)	(432,590)	(2,308,977)	(450,044)
Other Income/Expense
Other Income
Interest Income	566	14,352	1,146	17,429
Total Other Income	566	14,352	1,146	17,429
Other Expense
Interest Expense	22,975	-	22,975	-
Total Other Expense	22,975		22,975
Net Other Income	(22,409)	14,352	(21,829)	17,429
Net Loss	$(761,929)	$(418,238)	$(2,330,806)	$(432,615)

Basic and diluted loss per share	$(0.05)	$(0.04)	$(0.18)	$(0.04)

Weighted average shares
outstanding	15,910,363	11,880,000	13,223,454	11,880,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Woozyfly Inc. (Formerly Pet Express Supply, Inc.)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net (loss)	$(2,330,806)	$(432,615)
Depreciation	38,269	-
Common stock issued for services	200,000	-
Adjustments to reconcile net (loss) to cash
used in operating activities:
Prepaid and other assets	5,190	-
Accounts payable and Accrued expenses	7,766	16,780
Accrued interest	22,975	-
Net cash used in operating activities	(2,056,606)	(415,835)

Cash flows from investing activities
Purchase of fixed assets	(16,440)	(50,658)
Costs of website design	-	(235,602)
Net cash used in investing activities	(16,440)	(286,260)

Cash flows from financing activities
Proceeds from notes payable	1,547,507	-
Proceeds from sale of common stock	347,876	1,504,000
Proceeds from sale of preferred stock	-	216,000
Net cash provided from financing activities	1,895,383	1,720,000

Net increase (decrease) in cash	(177,663)	1,017,905
Cash - beginning	288,903	-
Cash - ending	$111,240	$1,017,905

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Common stock issued for services	$200,000	$-
Number of common stock shares issued for services	360,360	-

The accompanying notes are an integral part of these condensed consolidated financial statements

WOOZYFLY INC. (Formerly Pet Express Supply, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR 10-Q AS OF 9/30/08

NOTE 1: NATURE OF OPERATIONS

CJ Vision Enterprises, Inc. was formed on June 1, 2007 to conduct a business as a web commerce merchant through "WOOZYFLY.com" which is an internet music site and a social networking service that allows members to create unique personal profiles online in order to find and communicate with old and new friends, and to listen to and play music.

On July 28, 2008, Pet Express Supply, Inc. (the "Company") entered into an Exchange Agreement with each of the shareholders of CJ Vision Enterprises, Inc., a Delaware corporation doing business as Woozyfly.com, pursuant to which (i) the Company's shareholder contributed back to the Company's treasury all but 700,000 issued and outstanding shares of the Company's common stocks, and (ii) Pet Express Supply, Inc. purchased from the shareholders of CJ Vision Enterprises, Inc. all issued and outstanding shares of CJ Vision Enterprises, Inc.’s, common stock, preferred stock and warrants to purchase CJ Vision Enterprises, Inc. stock, in consideration for the issuance of 13,410,672 shares of common stock of Pet Express Supply, Inc. and, to one of the shareholders of CJ Vision Enterprises, Inc., warrants to purchase 3,776,544 shares of common stock of Pet Express. The Share Exchange resulted in a change in control of Pet Express Supply, Inc. with the shareholders of CJ Vision Enterprises, Inc. owning 13,410,672 shares of common stock of Pet Express Supply, Inc. out of a total of 17,610,672 issued and outstanding shares after giving effect to the Share Exchange.  Also, the shareholders of CJ Vision Enterprises, Inc. were elected directors of Pet Express Supply, Inc. and appointed as its executive officers.  As a result of the Exchange Agreement, (i) CJ Vision Enterprises, Inc. became a wholly-owned subsidiary of Pet Express Supply, Inc. and (ii) Pet Express Supply, Inc. succeeded to the business of CJVE as its sole business.  Following the closing of the above transactions, Pet Express Supply, Inc. changed its corporate name to WoozyFly Inc. effectuated a 6:1 stock split.

The accompanying financials reflect the stock split and as such the authorized and outstanding common stock has been retroactively restated.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Woozyfly Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with Woozyfly Inc.’s audited consolidated financial statements for the year ended December 31, 2007, and notes thereto. This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity.

b) Accounting Pronouncements

Income Taxes
The Company accounts for income taxes according to the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires recognition of deferred tax assets and liabilities to reflect the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some or all of the deferred tax asset will not be realized. Based upon continued assessment of the realization of the net deferred tax asset and the initial year operating loss, the Company concluded that it was appropriate to establish a full valuation allowance for the net deferred tax asset in 2008. In future periods, the Company's earnings or losses will not be tax-effected until such time as the certainty of future tax benefits can be reasonably assured.

At September 30, 2008, the Company had a net operating loss of approximately $3,468,971 which is available to reduce taxable income if any in subsequent years and expires in 20 years.

Stock Based Compensation
The Company accounts for stock options and warrants using the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share based compensation awards including shares issued under employment stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123(R), share based payment awards will be measured at fair value on the awards grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements.

Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 157 (‘‘SFAS 157’’), ‘‘Fair Value Measurements.’’ Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure asset and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) ‘‘The Fair Value Opinion for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115’’ which permits entities to choose to measure many financial instruments and certain other items at fair value.

The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 159. The Company is currently evaluating the expected effect of SFAS 159 on its financial statements and is currently not yet in a position to determine such effects.

In December 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (‘‘SFAS 141(R)’’). SFAS 141(R) changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. In addition, under SFAS 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet determined the impact this standard will have on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (‘‘SFAS 160’’). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 160 on its financial statements. In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of that method for option grants prior to December 31, 2007. SAB 110 allows public companies which do not have sufficient historical experience to provide a reasonable estimate to continue the use of this method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The adoption of this pronouncement by the Company has not had an effect on its financial statements.

In February 2008, the FASB issued Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This accounting guidance presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing shall be evaluated separately under SFAS No. 140. Staff Position No. FAS 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Early adoption is prohibited. Management is evaluating the potential effect this guidance may have on its financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133,” (“SFAS 161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3: COMMITMENTS AND CONTINGENCIES

The Company subleases its office facilities from a related party for a twelve month period commencing December 1, 2007 and expiring November 30, 2008 at a minimum rental of $13,000 per month. Rent expense charged to operations through September 30, 2008 was $ 75,821. Minimum future rentals are as follows:

Year	Amount
2008	$ 26,000

Commencing December 1, 2008 the Company will be month to month with its’ current landlord. The rent is expected to be in the range of $3,000-$4,000 due to the Company’s reduced need for space. The Company plans on remaining month to month in the near term until a more permanent rental arrangement is made with the current landlord or the Company decides to relocate its offices.

The Company assumed its president's employment contract, that provides for a base annual salary and bonuses based on the Company's discretion. At September 30, 2007, the total commitment through June 15, 2010, excluding bonus was $256,250. The Company has also granted stock options to its President of 720,000 shares (post stock split) at $0.17 per share and stock options of 1,020,000 (post stock split) at $0.25 per share. The employment agreement can be terminated on notice, with 3 months base salary as severance.

The Company entered into an agreement with a company owned by a Board member whereby that company would allow WoozyFly Inc. use of their recording studio and engineers at agreed upon times in exchange for reimbursement of out of pocket costs, promotion rights, and a future split on revenue, if any. The agreement was amended, on January 10, 2008, to provide the Company with 100 recording sessions at a rate of $2,000 per session through December 31, 2008.  The Company issued 360,360 shares of Common Stock (post stock split) in lieu of payment.

Additional options were granted to other original employees of CJ Vision Enterprises, Inc. of 540,000 shares (post stock split) at $0.17 per share and director options of 1,440,000 shares (post stock split) at $0.38 per share.

Convertible Notes

On July 25, 2008, Woozyfly Inc. entered into a Loan and Security Agreement (the "Loan Agreement") providing for the issuance to several accredited investors by Woozyfly Inc. of its 6% Convertible Notes due June 30, 2011 ("Convertible Notes"). Pursuant to the Loan Agreement an aggregate principal amount of $1,350,000 of Convertible Notes have been issued; all but $100,000 in aggregate principal amount of such Convertible Notes were issued in the third quarter. An aggregate principal amount of $350,000 of such Convertible Notes were issued pursuant to the Exchange Agreement dated July 25, 2008 to Corporation Communication Network, Inc., Lynn Cole Capital, and MKM Opportunity Master Fund, LP in exchange for convertible notes issued in the same principal amount to such investors by C J Vision Enterprises, Inc. The entire principal amount under the Convertible Notes plus all accrued and unpaid interest is due on June 30, 2011. Interest is payable on the last day of each calendar quarter, commencing September 30, 2008. Woozyfly Inc. may make interest payments in cash, or at its option through the reduction of the conversion price discussed below.

The Convertible Notes may be converted at a time, at the option of the holder, into shares of common stock of Woozyfly Inc. at $0.67 per share. The conversion price is subject to adjustment in event Woozyfly Inc. issues shares (or securities convertible into shares) at a price that is lower than the then applicable conversion price.

Woozyfly Inc. has the right to force conversion of the entire outstanding principal amount (or a portion thereof), provided, generally that there is then an effective registration statement in effect with the respect to the shares issuable upon conversion of the Convertible Notes, the trading price of Woozyfly Inc.'s common stock is greater than $1.17 and the average daily trading volume for the preceding 15 trading days exceeds 50,000.

The Convertible Notes are subject to mandatory prepayment by Woozyfly Inc. in the event of a financing, and the proceeds of such financing exceed $4,000,000, in which case all of the proceeds of such financing(s) in excess of $4,000,000 must be used to prepay the Convertible Notes, with the holders of Convertible Notes receiving a proportionate share of such proceeds.

In connection with the issuance of the Convertible Notes, Woozyfly Inc. granted to the investors five-year warrants to purchase an aggregate of 1,518,750 shares of common stock of Woozyfly Inc. at $0.75 per share. The warrants contain cashless exercise provisions that enable the holder to exercise the warrants without paying additional consideration and to receive a reduced number of shares in accordance with a formula set forth in the warrant.

Exchange Notes

Pursuant to the Exchange Agreement, Woozyfly Inc. issued to two accredited investors (assignees of Peter Newman) an aggregate principal amount of $297,504.00 of 6% Promissory Notes due June 30, 2009 ("Exchange Notes") in exchange for a convertible note issued to Peter Newman in the same principal amount by C J Vision Enterprises, Inc. The principal and accrued interest are payable on the maturity date, June 30, 2009.

One of the Exchange Notes, in an aggregate principal amount of $36,000, is subject to mandatory prepayment by Woozyfly Inc. when at least. $800,000 has been raised by Woozyfly Inc. in connection with the issuance of Convertible Notes pursuant to the Loan Agreement (the "Funding"). That condition has been met, and consequently, such Exchange Note is immediately prepayable.

The other Exchange Note, in an aggregate principal amount of $261,504, is subject to mandatory prepayment by Woozyfly Inc. as follows: (i) if more than $2,000,000 is raised in the Funding, 50% of the aggregate amount of the Funding that was not introduced by MKM Capital, any present or former affiliate of MKM or its principals, or any officer or director of Woozyfly Inc., shall be applied to prepayment of such Exchange Note, up to a maximum prepayment amount equal to the excess of the total amount raised in the Funding over $2,000,000; and (ii) the balance of unpaid principal and interest is mandatorily prepayable from the first amounts in excess of $3,000,000 raised in the Funding or in any subsequent financing by Woozyfly Inc.

The Convertible Notes and the Exchange Notes rank senior to all current and future indebtedness of Woozyfly Inc. and are secured by substantially all of the assets of Woozyfly Inc.

Equity

On July 28, 2008, Pet Express Supply, Inc. entered into an Exchange Agreement (the “Exchange Agreement”) with each of the shareholders of CJ Vision Enterprises, Inc., a Delaware corporation doing business as Woozyfly.com ("CJVE"), pursuant to which (i) the stockholders of Pet Express Supply, Inc. contributed back to the Company’s Treasury all but 4,200,000 of the issued and outstanding shares of common stock of Pet Express Supply, Inc., and (ii) Pet Express Supply, Inc. purchased from the shareholders of CJ Vision Enterprises, Inc. all issued and outstanding shares of CJ Vision Enterprises, Inc.’s, common stock, preferred stock and warrants to purchase CJ Vision Enterprises, Inc. stock, in consideration for the issuance of 13,410,672 shares of common stock of Pet Express Supply, Inc. and, to one of the shareholders of CJ Vision Enterprises, Inc., warrants to purchase 3,776,544 shares of common stock of Pet Express (the "Share Exchange").

The Share Exchange resulted in a change in control of Pet Express Supply, Inc. with the shareholders of CJ Vision Enterprises, Inc. owning 13,410,672 shares of common stock of Pet Express Supply, Inc. out of a total of 17,610,672 issued and outstanding shares after giving effect to the Share Exchange.  Also, the directors of CJ Vision Enterprises, Inc. were elected directors of Pet Express Supply, Inc. and the officers of CJVE appointed as the Company's executive officers.  As a result of the Exchange Agreement, (i) CJ Vision Enterprises, Inc. became a wholly-owned subsidiary of Pet Express Supply, Inc. and (ii) Pet Express Supply, Inc. succeeded to the business of CJVE as its sole business.

Pursuant to the Exchange Agreement, the Shareholders transferred all of their CJVE shares and warrants to purchase shares to Pet Express in consideration of the issuance of 13,410,672 shares of common stock Pet express to the Shareholders. One of the Shareholders also exchanged its warrants to purchase CJVE stock for warrants to purchase 3,776,544 shares of Pet Express common stock at $0.01 per share. The common stock was issued as follows:

Name	Number of Shares
Vision Opportunity Master Fund Ltd.	1,743,456

DigitalFX International, Inc.	5,520,000

WF Holdings, LLC	2,430,000

Bleecker Holdings, Inc.	2,430,000

Others	1,287,216

Total	13,410,672

NOTE 4: Subsequent Events

On 10/21/08 Vision Opportunity Master Fund, Ltd entered into a promissory note for $100,000 under the Woozyfly Inc., 6% Convertible Notes due on June 30, 2011. This loan can convert to 150,000 share of Common Stock at $0.67 a share as well as the grant of warrants to purchase 112,500 shares of Common Stock.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	our ability to attract and retain management;

•	our growth strategies;

•	anticipated trends in our business;

•	our future results of operations;

•	our ability to raise capital when needed and on acceptable terms and conditions;
•	the impact of government regulation;

•	the ability of our management team to execute its plans to meet its goals;

•	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we are doing business, that may be less favorable than expected; and

•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

History

On July 28, 2008, Pet Express Supply, Inc. entered into an Exchange Agreement (the “Exchange Agreement”) with each of the shareholders of CJ Vision Enterprises, Inc., a Delaware corporation doing business as Woozyfly.com, pursuant to which Pet Express Supply, Inc. purchased from the shareholders of CJ Vision Enterprises, Inc. all issued and outstanding shares of CJ Vision Enterprises, Inc.’s, common stock, preferred stock and warrants to purchase CJ Vision Enterprises, Inc. stock, in consideration for the issuance of 2,235,112 shares of common stock of Pet Express Supply, Inc. and, to one of the shareholders of CJ Vision Enterprises, Inc., warrants to purchase 629,424 shares of common stock of Pet Express (the "Share Exchange").

The Share Exchange resulted in a change in control of Pet Express Supply, Inc. with the shareholders of CJ Vision Enterprises, Inc. owning 13,410,672 shares of common stock of Pet Express Supply, Inc. out of a total of 17,610,672 issued and outstanding shares after giving effect to the Share Exchange.  Also, the shareholders of CJ Vision Enterprises, Inc. were elected directors of Pet Express Supply, Inc. and appointed as its executive officers.  As a result of the Exchange Agreement, (i) CJ Vision Enterprises, Inc. became a wholly-owned subsidiary of Pet Express Supply, Inc. and (ii) Pet Express Supply, Inc. succeeded to the business of CJVE as its sole business.  Following the closing of the above transactions, Pet Express Supply, Inc. changed its corporate name to WoozyFly Inc.

For a more detailed explanation of the above transactions please see the Company’s Form 8-K filed with the SEC on August 1, 2008.

Overview

Music industry veterans and experts in internet marketing, social networks and technology founded WOOZYFLY.com and WOOZY Productions. The goal was to create the first truly complete music and entertainment resource for broadcasting, promotion, marketing, distribution, licensing, communication, and user generated content online. To this end, the Company has created a platform for bands and solo artists, fans and internet DJs and VJs to connect with each other while discovering new music and entertainment; and for record labels and other companies to market and promote their artists and products.

 The WOOZYFLY.com website offers many services to its members and visitors. Anyone can be a visitor simply by going to the website ( www.woozyfly.com ). Such services include:

•	To all users, including both members and visitors, free music video programming, including thousands of licensed videos and original videos and audio-only recordings produced by WOOZY Productions.
•	To members, the ability to creating a profile page and then to post user-generated content.
•	To members who become “EJs”, the ability to broadcast their own internet shows using content they upload to their page, or WOOZYFLY.com licensed and original content.
•
To members, social networking, communication and marketing/promotion tools—including   streaming, live and archived video, video-messaging, video e-mail, video chat, video blogs, video classifieds, mobile delivery, podcasts.

Revenue Sources

WOOZYFLY.com and WOOZY Productions have multiple sources of revenue. Of these sources, only the first mentioned below, advertising sales, has yet produced revenue for the Company.

Advertising Sales. One of these sources is advertising sales. Advertising vehicles offered by WOOZYFLY.com include:

o
Display and Video Advertising on the Website. WOOZYFLY.com offers for sale display ads, video ads, pop-ups and banner ads that are available in standard internet advertising formats. Video within display ads can be auto- or user-initiated with either a click or mouseover. Banners are available in all types, including Leaderboard, Skyscraper, and Menu placements.

o	WOOZYFLY.com is also selling the right to sponsor EJ shows, live and archived concerts, and other events on the WOOZYFLY.com website.

o
WOOZYFLY.com is also offering to corporate advertisers the right to set up a sponsored channel on the woozyfly.com website, with original, customized content to be provided by WOOZYFLY.com and Woozy Productions .

At present WOOZYFLY.com sells advertising through third party servers that place ads on the web site, as well as through its internal sales force.

“White Label” Technology Solutions

WOOZYFLY.com creates marketing and promotional platforms with a music and entertainment backbone for corporations and strategic partners, record labels and management companies to help promote their products, services and artists. By providing this platform WOOZYFLY.com enables and helps these corporations to create their own 24 hours a day, online television network to enable a unique marketing and promotional vehicle. These affiliates can create original programming (with the help of WOOZYFLY.com ’s internal resources), stream commercials, and broadcast live interviews with spokespersons, press conferences, tradeshows, concerts, events, etc.

Sales and Licensing of Owned Content

The Company has a catalogue of over 1,400 original music videos and 1,400 audio-only master recordings corresponding to such videos. In addition, the Company has hundreds of videos of interviews with bands, interviews with fans and other programming around music events, and other music-related programming. Over 90% of these recordings, both video and audio, are owned by the Company. The Company is developing a plan to package and sell or license video products and audio products embodying the owned content. Such products could include single-artist CDs, compilation CDs, concert DVD’s, compilation DVD’s of music videos, downloads of music videos and audio-only sound recordings, licenses of audio-only master recordings for use in soundtracks of motion pictures, television shows and video games, and sales of subscriptions to listen to certain video products and/or audio-only recordings. Under most of the agreements with the artists pursuant to which these recordings were produced, the artist must approve any commercial exploitation and may receive a royalty or share of profits from such exploitation.

The video and audio recordings that are not owned by the Company are licensed to the Company by the artists and/or record labels for streaming for various license periods. In most cases, the production and license agreements for such content require the owner to pay to the Company a royalty or percentage of profits resulting from the commercial exploitation of such content (see “Sales of Production Services” below).

Sales of Production Services

The Company can sell the services of Woozy Productions’ experienced and gifted video production team to record labels and artists who would like to have music videos or a concert video created on a work-for-hire basis. The Company has entered into several of such work-for-hire agreements, receiving streaming rights to the videos as compensation, as well as contingent income in the form of profit share in the event that the owner of the recordings exploits the recordings commercially. Such arrangements have been entered into with the well-known bands Lordi and Less Than Jake for concert videos. The Company anticipates that it may receive significant revenue from commercial exploitation of home video products embodying such videos in the future. In the future Woozy Productions may also be able to charge more substantial fees for its production services, including up-front payments that cover expenses, overhead and guaranteed profit.

Affiliate Networks

The Company can make money by becoming affiliates of other websites that sell products and share revenue from such sales with the affiliate directing customers to their site. The Company has commenced discussion with several of such websites.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

	2008	2007	Increase (Decrease)
Total revenues (1)	$2,562	$0	$2,562
Total operating expenses	742,081	432,590	309,491
Income (loss) from operations	(739,519)	(432,590)	306,929
Total other income (expenses)	(22,409)	14,352	(36,761)
Net loss	$(761,928)	$(418,239)	$343,690
(1) Comparisons are to revenue and expense, income and loss items of CJ Vision Enterprises, Inc., for the period ended as of the stated dates.

Revenues:  Total revenues for the quarter ended September 30, 2008 totaled $2,562, compared to $0 for the quarter ended September 30, 2007.  This revenue increase was due to a few small advertising sales.

 Expenses:  Total operating expenses for the third quarter of 2008 were $742,081, compared to $432,590 in the third quarter of 2007.  This change is comprised of increases in general and administrative expenses and costs related to the increased production of content for the website.

General and Administrative Expense:  The $309,491 increase in general and administrative expense to $742,081 for the three months ended September 30, 2008 from $432,590 for the three months ended September 30, 2007 is primarily due to professional fees and payroll expenses.  Increased legal, accounting and regulatory filing expenses have been incurred as a result of the Company’s merger.

Operating Loss:   As a result of the above described revenues and expenses, we incurred a net operating loss of $761,928 in the second quarter of 2008 as compared to an operating loss of $418,239 in the second quarter of 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

	2008	2007	Increase (Decrease)
Total revenues (1)	$5,684	$0	$5,684
Total operating expenses	2,314,661	432,590	1,864,617
Income (loss) from operations	(2,308,977)	(450,044)	1,859,933
Total other income (expenses)	(21,829)	17,429	(39,258)
Net loss	$(2,330,806)	$(432,615)	$1,898,191
(1) Comparisons are to revenue and expense, income and loss items of CJ Vision Enterprises, Inc., for the period ended as of the stated dates.

Revenues:  Total revenues for the nine months ended September 30, 2008 totaled $5,684, compared to $0 for the nine months ended September 30, 2007.  This revenue increase was due to a few small advertising sales.

 Expenses:  Total operating expenses for the first nine months of 2008 were $2,314,661, compared to $450,044 in the first nine months of 2007.  This change is comprised of increases in general and administrative expenses and costs related to the increased production of content for the website.

General and Administrative Expense:  The $1,864,617 increase in general and administrative expense to $2,314,661 for the nine months ended September 30, 2008 from $450,044 for the nine months ended September 30, 2007 is primarily due to increase professional fees related to the merger and financial statement audit.  Increased payroll, production & contractor fees related to the production of the Company’s proprietary content attributed most of the increase to G&A expenses.

Operating Loss:   As a result of the above described revenues and expenses, Pet Express Supply, Inc. incurred a net operating loss of $2,330,806 in the first nine months of 2008 as compared to an operating loss of $432,615 by CJ Vision Enterprises, Inc. in the first nine months of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Summary

The Company ended the third quarter of 2008 with approximately $111,000 in cash and cash equivalents, compared to approximately $289,000 at December 31, 2007.  The decrease in cash and cash equivalents is related to expenses related to the development of content and working capital needs for the Company’s main business woozyfly.com.

Cash Flows

The following table summarizes the Company’s cash flows for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007 (1)
Total cash provided by (used in):
Operating activities	$(2,056,606)	$(415,835)
Investing activities	(16,440)	(286,260)
Financing activities	1,895,383	1,720,000
Increase (decrease) in cash and cash equivalents	$(177,663)	$1,017,905
(1) Comparisons are to comparable line items of CJ Vision Enterprises, Inc. for the period ended as of the stated dates.

Cash used in operating activities in the first nine months of 2008 totaled $2,056,606, compared to $415,835 provided by operating activities in the first nine months of 2007.  The change is primarily due to an increased development in content for the website, and by an increase in the net loss.  The net loss was $2,330,806 in the first nine months of 2008, an increase from the net loss of $432,615 in the first nine months of 2007.

Cash used in investing activities in the first nine months of 2008 was $16,440 compared to cash used of $286,260 in the first nine months of 2007.  The change is due primarily to no major capital expenditures during 2008 and the capital investments needed for the launch of the Company.

Cash provided in financing activities in the first nine months of 2008 totaled $1,895,383, compared to $1,720,000 of cash provided by financing activities in the first nine months of 2007.  This change is due primarily to the working capital needs of the Company during the start up phase where operating revenue generated remains insignificant.

Sources of Liquidity

The Company’s most significant source of liquidity continues to be the funds generated by the exiting investors and note holders of the Company. The Company believes that the proceeds from the notes will be sufficient to finance its operations for the reminder of 2008.  However, future administrative requirements (such as salaries, insurance expenses, general overhead expenses, legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

The Company plans to pursue sources of additional capital through various financing transactions or arrangements, debt financing, equity financing or other means.  The Company should also begin to increase the operating revenue streams as advertising revenue sales increase due to increase traffic to its’ website.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Effect of Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Income Taxes

None.

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing in this Report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.  You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

As a result of the reverse merger described in our current report on Form 8-K (“Form 8-K) filed with the SEC on August 1, 2008, the Company became involved in online music and social networking.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Jonathan Bomser, the Company’s President and Chief Executive Officer (“CEO”) and Todd Bomser the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended September 30, 2008.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the 2008 Quarter ended September 30, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities be incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, Management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially owned more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 1A. Risk Factors.

RISKS RELATED TO OUR BUSINESS

We have incurred significant losses to date and may continue to incur losses.

From inception on June 1, 2007 through the period ended September 30, 2008,  we incurred a net loss of $3,468,971. Woozyfly may continue to incur losses for at least the next 12 months.  Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations. We shall continue to attempt on an ongoing basis to complete our private placement and to raise additional capital.

We have a limited operating history for you to evaluate our business. We may never attain profitability.

We have been engaged in the business of internet music and social networking service for only a short amount of time, and have limited current operations.  The business of developing and maintaining websites is inherently risky.  As a company with limited operating history, it is difficult for potential investors to evaluate our business.  Our proposed operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to our industry.  Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies.  We may never overcome these obstacles.

Intense competition in the internet social networking industry and in the music media industry may adversely affect our revenue and profitability.

We operate in a highly competitive environment and we compete for members, visitors and advertisers with numerous well established internet social networking sites, as well as many smaller and/or newer sites. As a music media company, we compete for consumers and advertisers with other companies in the music media business, including internet, television and print media companies. In addition to music, there are numerous entertainment products and services available to consumers and, as a result, we also compete with companies that operate in the television, movie and video game industries. If we are unable to differentiate our products and generate sufficient appeal in the marketplace, our ability to achieve our business plan may be adversely affected. The effect of such competition has been to put pressure on profit margins and to involve us in vigorous competition to obtain and retain consumers and advertisers.

As compared to us, many of our competitors have:

•	significantly longer operating histories and greater brand recognition;

•	greater financial, management and other resources.
 If we are unable to compete effectively in our market, our revenue and profitability may be adversely affected.

Our success depends on the scope of our intellectual property rights and not infringing the intellectual property rights of others.

Our success depends in part on our ability to:

•	obtain copyrights or trademarks or rights to copyrights or trademarks and to maintain their validity and enforceability;

•	operate without infringing upon the proprietary rights of others; and

•	prevent others from infringing on our proprietary rights.

We will be able to protect our proprietary intellectual property rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable copyrights or trademarks. Our inability to protect our proprietary rights could materially adversely affect our business prospects and profitability. In addition, if litigation were to take place in connection with the enforcement of our intellectual property rights (or to defend third party claims of infringement against us), there can be no assurance that we would prevail. Legal proceedings could result in substantial costs and diversion of management time and resources and could materially adversely affect our operations and our financial condition.

 If a copyright or trademark infringement claim is brought against us for liabilities that are not covered or that exceed our insurance coverage, we could be forced to pay substantial damage awards, which could affect our profitability.

The marketing, sale and webcasting of recorded music and video content, most of which have been created using the input of a number of creative personnel, including musicians, producers, mixers, film directors and others, may result in disputes over ownership of rights. If a dispute arises challenging our ownership or other rights, we may be exposed to copyright and/or trademark claims by third parties. We currently have worldwide errors and omissions liability insurance coverage in the amount of $1,000,000. However, such insurance coverage may not protect us against any or all of the copyright and/or trademark claims, which may be brought against us in the future. In addition, we may not be able to maintain adequate insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect us against potential losses.

In the event a copyright and/or trademark claim is brought against us:

•	we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us; or

•	such party could secure injunctive or other equitable relief, which could effectively block our ability to make, use, sell, distribute or market our products.

If we fail to obtain a necessary licenses or other rights to proprietary rights held by third parties, it could preclude the sale, manufacture, distribution or exhibition of our products and could materially adversely affect our revenue and profitability. Defending any copyright and/or trademark claim or claims could require us to expend significant financial and managerial resources, which could have an adverse effect on our business operations and results of operations.

Copyright laws may negatively affect the value of certain music assets we own.

 United States copyright law gives record artists (or their heirs) the right to recapture the rights to their copyrighted material to the extent they are not considered “works made for hire.” If any of our recordings are determined not to be “works made for hire”, the recording artists (or their heirs) will have the right to recapture our rights in those recordings starting 35 years from the date of transfer or assignment of those rights to us. As a result, certain of our assets may be lost if challenged by recording artists seeking to recapture their copyrighted material, thereby potentially negatively affecting our prospects and results of operations.

Our ability to increase our revenue will depend on our ability to increase market penetration of our current social networking and music media products and to evolve our product mix.

 The social networking industry and the music industry are, by their nature, businesses that rely upon the acceptance of its creative product by the marketplace. Much of our ability to increase revenue will depend on:

•	expanding the market penetration of our current offerings to consumers; and

•	the successful evolution of our product mix.

While we are constantly evaluating the marketplace and evolving our offerings of content and internet features, we may not be able to anticipate shifting tastes of our customer base and the creative content offered by us may fall out of favor with our consumers. If we are unable to expand the market penetration of our current products or anticipate changes in consumer taste, our revenue could be reduced.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions expanding our business.  If we fail to effectively manage our growth, our financial results could be adversely affected.  Growth may place a strain on our management systems and resources.  We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources.  As we grow, we must continue to hire, train, supervise and manage new employees.  We cannot assure you that we will be able to:

•	meet our capital needs;

•	expand our systems effectively or efficiently or in a timely manner;

•	allocate our human resources optimally;

•	identify and hire qualified employees or retain valued employees; or

•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

We may be unable to obtain additional capital that we will require to implement our business plan, which could restrict our ability to grow.

We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and our revenues alone will not alone be sufficient to fund our operations or planned growth.  We will require additional capital to continue to operate our business beyond the initial phase of our current properties, and to further expand our exploration and development programs.  We may be unable to obtain additional capital required.  Furthermore, inability to maintain capital may damage our reputation and credibility with industry participants.  We do not expect that the proceeds of approximately $1,350,000 from our recent Offering together with cash flow from operations will be sufficient for the next 12 months, and we will continue to attempt to raise additional funds.  Our inability to raise additional funds when required may have a negative impact on our operations and financial results.

Future acquisitions and future exploration, development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We plan to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.  If we do not succeed in raising additional capital, the capital received through the Offering may not be sufficient to fund our operations going forward without obtaining additional capital financing.

Any additional capital raised through the sale of equity may dilute your ownership percentage.  This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity.  The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the social networking and online marketing businesses in particular), our status as a new enterprise without a significant demonstrated operating history, and/or the loss of key management.  Further, prices for on-line advertising and sponsorships decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

The loss of Jonathan Bomser, our President and Chief Executive Officer, could impair our ability to operate.

If we lose our key employees, Jonathan Bomser, our President and Chief Executive Officer, our business could suffer.  Our success is highly dependent on our ability to attract and retain qualified scientific and management personnel.  We are highly dependent on our management. Mr. Bomser has an employment agreement with the Company.  However, the loss of this person’s services could have a material adverse effect on our operations.  If we were to lose this individual, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.  We do not have key-man life insurance in place for any person working for us.

Our management team does not have extensive experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our management team has had limited public company management experience or responsibilities.  This could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis.  There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations.  Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

RISKS RELATED TO OUR COMMON STOCK

There has been a limited trading market for our common stock and no market. There is currently no trading market for our common stock. Although we intend to take all steps necessary to have the common stock included for quotation on the Over-The-Counter Bulletin Board, it is anticipated that there will be a limited trading market for the Company's common stock.  The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable.  The lack of an active market may also reduce the fair market value of your shares.  An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

You may have difficulty trading and obtaining quotations for our common stock.

The common stock may not be actively traded, and the bid and asked prices for our common stock on the NASD's Over-the-Counter Bulletin Board may fluctuate widely.  As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities.  This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

The market price of our common stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in the Offering and in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors;

•	our ability to take advantage of new acquisitions, reserve discoveries or other business initiatives;

•	fluctuations in revenue from our advertising sales business as new media competitors;

•	changes in the market for downloads of music videos and audio recordings;

•	changes in the market for online advertising;

•	quarterly variations in our revenues and operating expenses;

•	changes in the valuation of similarly situated companies, both in our industry and in other industries;

•	changes in analysts’ estimates affecting our Company, our competitors and/or our industry;

•	changes in the accounting methods used in or otherwise affecting our industry;

•	additions and departures of key personnel;

•	announcements of technological innovations or new products available to businesses in the online music media, entertainment, marketing and social networking businesses;

•	fluctuations in interest rates and the availability of capital in the capital markets; and

•
significant sales of our common stock, including sales by the investors following registration of the shares of common stock issued in this Offering and/or future investors in future offerings we expect to make to raise additional capital.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to decline.

As a start-up operation, our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business.  Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all.  Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

Investors will experience dilution upon the conversion of Notes and exercise of Warrants.

As a result of the issuance of notes and the warrants under issued under a Loan and Security Agreement that Pet Express Supply, Inc. entered into with a number of accredited investors on June 28, 2008, there are notes and warrants to purchase an aggregate of  1,875,000 shares (post split) of common stock outstanding, which if converted and exercised, respectively, could decrease the net tangible book value of your common stock.  In addition, in the Share Exchange, one of the shareholders received warrants to purchase 112,500 shares (post split) of common stock. These warrants are exercisable at $0.0017 per share.

Applicable SEC rules governing the trading of “penny stocks” limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Shares of common stock may be considered a “penny stock” and be subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASD's automated quotation system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities.

For a detailed explanation of the Issuance of Unregistered Securities of the Company, please see the Company’s Form 8-K filed with the SEC on August 1, 2008.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Periodic Financial Reports by Jonathan Bomser in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Financial Reports by Todd Bomser in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Periodic Financial Reports by Jonathan Bomser in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2	Certification of Periodic Financial Reports by Todd Bomser in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOOZYFLY INC.

Date: November 18, 2008	By:	/s/ Jonathan Bomser
Chief Executive Officer

Date: November 18, 2008	By:	/s/ Todd Bomser
Chief Financial Officer