Form 10-K
period 2008-12-31
Woozyfly Inc.
filed 2009-04-15
CIK 1357838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-51430

WOOZYFLY INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3768799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
59 West 19th Street, 6th Floor, New York, NY	91406
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(949) 903-0468

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☒      No   

At April 15, 2009, the there was no aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) due to the lack of trading.  At April 15, 2009, there were 17,610,672 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements with-in the meaning of Section 27A of the Securities Act (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," investors should consider those discussed under "Risk Factors" and, among others, the following:

Since the sale of substantially all of our assets, we are a non-operating company and are seeking a suitable transaction with a private company; however we may not find a suitable candidate or transaction.  If we are unable to consummate a suitable transaction we will be forced to liquidate and dissolve, which will take three years to complete and may result in our distributing less cash to our stockholders.  Additionally, we will be spending cash during the winding down of the Company and may not have enough cash to distribute to our stockholders.

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

PART I

Item 1.  Description of Business

General

Woozyfly Inc., (“Woozyfly,” “Company,” “we,” “us,” or “our”) was organized September 11, 2003 (Date of Inception) under the laws of the State of Nevada, as GPP Diversified, Inc.  The business of the Company was to sell pet products via the Internet.

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

On January 15, 2009, the Company ceased operations.  Since the ceasing operations, we have been seeking to restructure the Company’s capitalization in order to find suitable candidates for a business combination with a private company.  We have been unsuccessful in this attempt.  We have a substantial amount of secured and unsecured debt. Failure to settle this debt will cause us to petition for bankruptcy protection.

Competition

Our primary goal is the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation. The Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind.

Government Regulations

There are no government approvals necessary to conduct our current business.

Employees

The Company currently has no employees.  The Company engages the services of independent consultants to assist it with management.

Item 1A.  Risk Factors

The following important factors, and the important factors described elsewhere in this report or in our other filings with the SEC, could affect (and in some cases have affected) our results and could cause our results to be materially different from estimates or expectations.  Other risks and uncertainties may also affect our results or operations adversely.  The following and these other risks could materially and adversely affect our business, operations, results or financial condition.

We have a history of net losses.

We have a history of incurring losses from operations. As of December 31, 2008, we had an accumulated deficit of approximately $4,050,924.  Our existing cash and cash equivalents will not be sufficient to fund our business needs.  We will rely on funding from additional financing for our cash needs.  Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction.

Continuing significant uncertainties and bankruptcy.

We have a substantial amount of secured and unsecured debt. Failure to settle this debt will cause us to petition for bankruptcy protection.  If the Company proceeds with this it will need to await a determination from the Bankruptcy Court as to the outcome of its petition and the determinations that may be made by the Bankruptcy Court. We can not predict the out come The Company, its assets, and its operations will remain subject to the review and oversight of the U.S. Bankruptcy Court (the "Court") until all obligations to creditors and certain other persons have been satisfied. On this basis, the Company will be subject to continuing uncertainties and there can be no assurance the Company will emerge from bankruptcy without shareholders incurring a significant and irreversible loss on their investment on the Company's Common Stock.

We are a non-operating company seeking a suitable transaction and may not find a suitable candidate or transaction.

We are a non-operating company and are seeking a suitable transaction with a private company; however, we may not find a suitable candidate or transaction.  If we are unable to consummate a suitable transaction we will be forced to liquidate and dissolve which will take three years to complete and may result in our distributing less cash to our shareholders.  Additionally, we will be spending cash during the winding down of the Company and may not have enough cash to distribute to our shareholders.

We cannot assure you of the exact amount or timing of any future distribution to our stockholders.

The precise nature, amount and timing of any future distribution to our stockholders will depend on and could be delayed by, among other things, the opportunities for a private company transaction, administrative and tax filings during or associated with our seeking a private company transaction or any subsequent dissolution, potential claim settlements with creditors, and unexpected or greater than expected operating costs associated with any potential private company transaction or any subsequent liquidation. Furthermore, we cannot provide any assurances that we will actually make any distributions.  Any amounts we actually distribute to our stockholders may be less than the price or prices at which our common stock has recently traded or may trade in the future.

We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution to stockholders.

Claims, liabilities and expenses incurred while seeking a private company transaction or any subsequent dissolution, such as legal, accounting and consulting fees and miscellaneous office expenses, will reduce the amount of assets available for future distribution to stockholders. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash at all, to our stockholders.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome.

In the event of liquidation, our Board of Directors may at any time turn management of the liquidation over to a third party, and our directors may resign from our board at that time.

If we are unable to find or consummate a suitable private company transaction, our directors may at any time turn our management over to a third party to commence or complete the liquidation of our remaining assets and distribute the available proceeds to our stockholders, and our directors may resign from our board at that time. If management is turned over to a third party and our directors resign from our board, the third party would have sole control over the liquidation process, including the sale or distribution of any remaining assets.

If we are deemed to be an investment company, we may be subject to substantial regulation that would cause us to incur additional expenses and reduce the amount of assets available for distribution.

If we invest our cash and/or cash equivalents in investment securities, we may be subject to regulation under the Investment Company Act of 1940. If we are deemed to be an investment company under the Investment Company Act because of our investment securities holdings, we must register as an investment company under the Investment Company Act. As a registered investment company, we would be subject to the further regulatory oversight of the Division of Investment Management of the Securities and Exchange Commission, and our activities would be subject to substantial regulation under the Investment Company Act. Compliance with these regulations would cause us to incur additional expenses, which would reduce the amount of assets available for distribution to our stockholders. To avoid these compliance costs, we intend to invest our cash proceeds in money market funds and government securities, which are exempt from the Investment Company Act but which currently provide a very modest return.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities,  in the event of dissolution, our stockholders could be held liable for payment to our creditors of each such stockholder’s pro rata share of amounts owed to the creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

In the event of dissolution or a distribution of substantially all our assets, pursuant to the Nevada General Corporation Law, we will continue to exist for three years after the dissolution became effective or for such longer period as the Nevada Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the Nevada General Corporation Law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this three-year period, each stockholder could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

However, the liability of any stockholder would be limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) in the dissolution. Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder. In such event, a stockholder could receive nothing from us under the plan of dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that any contingency reserve established by us will be adequate to cover any expenses and liabilities.

Our auditors have expressed a going concern opinion.

Primarily as a result of our recurring losses and our lack of liquidity, the Company received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern for the year ended December 31, 2008.

Any future sale of a substantial number of shares of our common stock could depress the trading price of our common stock, lower our value and make it more difficult for us to pursue or consummate a private company transaction.

Any sale of a substantial number of shares of our common stock (or the prospect of sales) may have the effect of depressing the trading price of our common stock. In addition, these sales could lower our value and make it more difficult for us to engage in a private company transaction. Further, the timing of the sale of the shares of our common stock may occur at a time when we would otherwise be able to engage in a private company transaction on terms more favorable to us.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell our common stock following periods of volatility because of the market's adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

•	announcements concerning our strategy;

•	litigation; and

•	general market conditions.

Because our common stock is considered a "penny stock" any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is currently traded on the OTC Bulletin Board and is considered a "penny stock." The OTC Bulletin Board is generally regarded as a less efficient trading market than the NASDAQ Capital Market.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market.  There is no assurance our common stock will be quoted on NASDAQ or the NYSE or listed on any exchange, even if eligible.

We have additional securities available for issuance, including preferred stock, which if issued could adversely affect the rights of the holders of our common stock.

Our articles of incorporation authorize the issuance of 100,000,000 shares of common stock.  The common stock and the preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our board of directors without stockholder approval. Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common stock and preferred stock, in the event that buyers can be found therefore. Any future issuances of common stock or preferred stock would further dilute the percentage ownership of our Company held by the public stockholders.

Item 1B.  Unresolved Staff Comments

           None

Item 2.  Properties.

           The Company's principal office is located in New York, New York. The Company shares this address at no charge to the Company. The Company estimates that it uses approximately 25 square feet of office space at this facility, with the estimated monthly rent value being approximately $100, which the Company does not deem as material.

Item 3.  Legal Proceedings.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

.PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

The shares of our common stock have been listed and principally quoted on the OTC Bulletin Board under the trading symbol “WZYF”

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTC Bulletin Board.

Quarterly period	High	Low
Fiscal year ended December 31, 2008:
Third Quarter	$5.25	$0.88
Fourth Quarter	$0.88	$0.15

Prior to the third quarter, our stock was not actively traded.

Holders
As of April 15, 2009, there were approximately 52 registered holders of record of the Company's Common Stock.

Dividends
The Company has not paid any cash dividends to date, and it has no intention of paying any cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of the Company’s Board of Directors and to certain limitations imposed under the Nevada Statutes. The timing, amount and form of dividends, if any, will depend upon, among other things, the Company’s results of operation, financial condition, cash requirements, and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock. The issuance of any of our common is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sale of Unregistered Securities.

On July 28, 2008,we entered into a Exchange Agreement  with each of the Shareholders of CJ Vision Enterprises, Inc., a Delaware corporation doing business as Woozyfly., pursuant to which we purchased from the Shareholders all issued and outstanding shares of CJVE’s common stock, preferred stock and warrants to purchase CJVE stock in consideration for the issuance of 13,410,672 shares of common stock of Pet Express and, to one of the Shareholders, warrants to purchase 3,776,544 shares of common stock of Pet Express (the "Share Exchange").

The Share Exchange resulted in a change in control of Pet Express with the Shareholders owning 13,410,672 shares of common stock of Pet Express out of a total of 17,610,672 issued and outstanding shares after giving effect to the Share Exchange.  Also, the Shareholders were elected directors of Pet Express and appointed as its executive officers.  As a result of the Exchange Agreement, (i) CJVE became a wholly-owned subsidiary of Pet Express and (ii) Pet Express succeeded to the business of CJVE as its sole business.  Accordingly, Pet Express changed its corporate name to Woozyfly, Inc.

Additionally, on July 25, 2008, Woozyfly Inc. entered into a Loan and Security Agreement (the "Loan Agreement") providing for the issuance to several accredited investors by Woozyfly Inc. of its 6% Convertible Notes due June 30, 2011 ("Convertible Notes"). Pursuant to the Loan Agreement an aggregate principal amount of $1,400,000 of Convertible Notes have been issued; all but $150,000 in aggregate principal amount of such Convertible Notes were issued in the third quarter. An aggregate principal amount of $350,000 of such Convertible Notes were issued pursuant to the Exchange Agreement dated July 25, 2008 to Corporation Communication Network, Inc., Lynn Cole Capital, and MKM Opportunity Master Fund, LP in exchange for convertible notes issued in the same principal amount to such investors by C J Vision Enterprises, Inc. The entire principal amount under the Convertible Notes plus all accrued and unpaid interest is due on June 30, 2011. Interest is payable on the last day of each calendar quarter, commencing September 30, 2008. Woozyfly Inc. may make interest payments in cash, or at its option through the reduction of the conversion price discussed below.

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

In connection with the issuance of the Convertible Notes, Woozyfly Inc. granted to the investors five-year warrants to purchase an aggregate of 1602,066 shares of common stock of Woozyfly Inc. at $0.75 per share. The warrants contain cashless exercise provisions that enable the holder to exercise the warrants without paying additional consideration and to receive a reduced number of shares in accordance with a formula set forth in the warrant.

Issuer Purchases of Equity Securities

None

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and notes thereto  included in Item 8 of Part II of this Annual Report on Form 10-K.

Overview

We were organized September 11, 2003 (Date of Inception) under the laws of the State of Nevada, as GPP Diversified, Inc.  The business of the Company is to sell pet products via the Internet.

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

On January 15, 2009, the Company ceased operations.  Since the ceasing operations, we have been seeking to restructure the Company’s capitalization in order to find suitable candidates for a business combination with a private company.  We have been unsuccessful in this attempt.  We have a substantial amount of secured and unsecured debt. Failure to settle this debt will cause us to petition for bankruptcy protection.

Recently Issued Accounting Pronouncements

Refer to Note 1 to the financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during 2008.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

Certain reclassifications have been made to the prior fiscal year amounts disclosed in the financial statements to conform to the presentation for the fiscal year ended December 31, 2008. These reclassifications had no effect on the reported net loss or stockholders’ equity.

Fiscal Year 2008 Compared to Fiscal Year 2007

Results from Operations

The information below represents our historical numbers.  These numbers are not meaningful going forward due to the sale of all of our business lines.

Revenues

Revenues were zero for the years ended December 31, 2008 and 2007, respectively.

Cost of Sales

Cost of sales was zero for the years ended December 31, 2008 and 2007, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were zero for the years ended December 31, 2008 and 2007, respectively.

Discontinued Operations
Loss from discontinued operations was $2,865,816 and $20,833 in the years ended December 31, 2008 and 2007, respectively.

Interest Income, Expense and Other, Net

Interest expense and other, net was $46,943 and 4,127 in the years ended December 31, 2008 and 2007, respectively.  The increase of $72,136 was due to a lower cash balance and interest accrued from debt financing.

Liquidity and Capital Resources

Net cash used in operating activities from discontinued operations was $2,171,321 and $22,771 in the years ended December 31, 2008 and 2007, respectively.  The increase was primarily due to a ramp up in operating activities.

Net cash used in investing activities was zero in 2008 and 2007, respectively.

Net cash provided by financing activities was $2,188,777 and $38,827 in 2008 and 2007, respectively.

We have suffered recurring losses from operations and have an accumulated deficit of $4,050,924 and $43,418 in 2008 and 2007, respectively.  Currently, we are a non-operating public company. We are seeking out suitable candidates for a business combination with a private company.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs.   Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction. Since the ceasing operations, we have been seeking to restructure the Company’s capitalization in order to find suitable candidates for a business combination with a private company.  We have been unsuccessful in this attempt.  We have a substantial amount of secured and unsecured debt. Failure to settle this debt will cause us to petition for bankruptcy protection.

Going Concern Uncertainties

As of the date of this annual report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

Capital Expenditures

None

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-Balance Sheet Arrangements

           As of December 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.

WOOZYFLY INC.

TABLE OF CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	15
FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
Balance Sheets	16
Statements of Operations	17
Statements of Shareholders' Deficit	18
Statements of Cash Flows	19
Notes to Financial Statements	20 to 28

To the Board of Directors and Stockholders
Woozyfly, Inc.
New York, New York

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of Woozyfly, Inc. (formerly Pet Express Supply, Inc.) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  Woozyfly, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woozyfly, Inc. (formerly Pet Express Supply, Inc.) as of December 31, 2008 and 2007 and the results of its operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 12.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin, LLC
Kansas City, Missouri
April 15, 2009

Woozyfly Inc. (formerly Pet Express Supply, Inc.)
Balance Sheets

ASSETS
	December 31,
	2008	2007

Current assets
Cash & cash equivalents (held in trust)	$37,842	$20,386
Prepaid expenses and other current assets	-	777
Total current assets	37,842	21,163
Fixed assets, net of accumulated depreciation of $997 as of December 31, 2007	-	702
Total Assets	37,842	$21,865

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable & accrued expenses	$76,925	$300
Accrued interest	48,120	1,244
Current portion of notes payable	297,507	10,000
Total current liabilities	422,552	11,544

Long term liabilities
Notes Payable	1,400,000	-
Total Liabilities	1,822,552	11,544

Shareholders' deficit
Common stock, 100,000,000 shares authorized; $0.001 par value;
17,610,672 and 5,455,000 shares issued and outstanding as of December 31, 2008 and 2007, respectively	17,610	5,455
Additional paid in capital	2,248,604	48,284
Accumulated deficit	(4,050,924)	(43,418)
Total shareholders' equity / (deficit)	(1,784,710)	10,321
Total liabilities and shareholders' equity / (deficit)	$37,842	$21,865

The accompanying notes are an integral part of these financial statements.

Woozyfly Inc. (formerly Pet Express Supply, Inc.)
Statements of Operations

	For the years ended December 31,
	2008	2007

Revenue, net	$-	$-

Operating expenses
Directors and officers compensation	-	-
General & administrative expenses	-	-
Total operating expenses	-	-

Loss from operations	-	-

Other expenses
Interest income / (expense)	(46,943)	(4,127)

Loss from continuing operations	(46,943)	-

Loss from discontinued operations	(2,865,816)	(20,833)

Net Loss	$(2,912,759)	$(24,960)
Loss per share:
Loss per share from continuing operation	$(0.00)	$(0.00)
Loss per share from discontinued operations	$(0.27)	$(0.00)
Basic & dilutive loss per share	$(0.27)	$(0.00)

Basic & diluted weighted average shares outstanding	10,616,998	5,320,205

The accompanying notes are an integral part of these financial statements.

Woozyfly Inc. (formerly Pet Express Supply, Inc.)
Statements of Shareholders' Deficit
For the Years Ended December 31, 2008 and 2007

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2006	5,055,000	5,055	9,857	(18,458)	(3,546)

Issued for cash	400,000	40,000	38,427	-	38,827

Net (loss)
For year ended
December 31, 2007	-	-	-	(24,960)	(24,960)
Balance, December 31, 2007	5,455,000	$5,455	$48,284	(43,418)	$10,321

Shares Cancelled	(4,755,000)	(4,755)	(4,755)
Stock Split 6 for 1	3,500,000	3,500	(3,500)
Acquisition of CJ Vision Enterprises, Inc.	13,410,672	13,410	2,199,065	(1,094,747)	1,117,728

Net (loss)
For year ended
December 31, 2008	-	-	-	(2,912,759)	(2,912,759)
Balance, December 31, 2008	17,610,672	17,610	2,248,604	(4,050,924)	(1,784,710)

The accompanying notes are an integral part of these financial statements.

Woozyfly Inc. (formerly Pet Express Supply, Inc.)
Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	For the Year Ended
	December 31,
	2008	2007
Cash flows from operating activities
Net (loss)	$-	$-
Depreciation	-	-
Common stock issued for services	-	-
Adjustments to reconcile net (loss) to cash	-	-
used in operating activities:	-	-
Prepaid and other assets	-	-
Accounts payable and Accrued expenses	-	-
Accrued interest	-	-
Net cash used in operating activities from continuing operations
Net cash used in operating activities from discontinued operations	(2,171,321)	(22,771)
Net cash used in operating activities	(2,171,321)	(22,771)

Cash flows from investing activities
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from notes payable	2,188,777	-
Proceeds from sale of common stock	-	38,827
Net cash provided from financing activities	2,188,777	38,827

Net increase in cash	17,456	16,056
Cash - beginning	20,386	4,330
Cash - ending	$37,842	$20,386

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services	$-
Number of shares issued for services - related party	-
Amortization of warrants issued for financing costs	$3,161
Number of warrants issued for financing costs	-

The accompanying notes are an integral part of these condensed consolidated financial statements

WOOZYFLY INC.
(formerly Pet Express Supply, Inc.)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1.    Nature of business and significant accounting policies

Current Operations and Background — We were organized September 11, 2003 (Date of Inception) under the laws of the State of Nevada, as GPP Diversified, Inc.  The business of the Company is to sell pet products via the Internet.

The Company was initially authorized to issue 25,000,000 shares of its no par value common stock.  On November 9, 2005, the Company amended its articles of incorporation to increase its authorized capital to 100,000,000 shares with a par value of $0.001.  Concurrently, the Company changed its name from GPP Diversified, Inc. to Pet Express Supplies, Inc.

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

On January 15, 2009, the Company ceased operations.  Since the ceasing operations, we have been seeking to restructure the Company’s capitalization in order to find suitable candidates for a business combination with a private company.  We have been unsuccessful in this attempt.  We have a substantial amount of secured and unsecured debt. Failure to settle this debt will cause us to petition for bankruptcy protection.

Basis of Presentation — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates —The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents (Held in Trust) — The Company considers investments with original maturities of 90 days or less to be cash equivalents.

Income Taxes —The Company records income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities.  Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Stock-Based Compensation— On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which was issued in December 2004. SFAS 123(R) revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS 123(R) also requires measurement of the cost of employee services received in exchange for an award. SFAS 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require the excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. The Company adopted SFAS 123(R) using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company recorded the cumulative effect of compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption and recorded compensation expense for all awards granted after the date of adoption.

SFAS 123(R) provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deduction under existing law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. The Company does not recognize a tax benefit for compensation expense related to incentive stock options unless the underlying shares are disposed in a disqualifying disposition.

Net Loss Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share, for the years ended December 31, 2008 and 2007 because their effect is anti-dilutive.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash.  The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Financial Instruments — Our financial instruments consist of cash, accounts payable, and notes payable.  The carrying values of cash, accounts payable, and notes payable are representative of their fair values due to their short-term maturities.

Recently Issued Accounting Pronouncements —
Business Combinations-In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations. Under SFAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141 was dominant from 2002 to 2008, and business combination whereby the accounting treatment under SFAS 141 was applied will be reported in financial statements under the same method for years, However, SFAS 141R replaces SFAS 141, and changes the accounting treatment for certain specific items for new business combination, including:

• Acquisition costs are generally expensed as incurred;
• Noncontrolling interests (formerly known as “minority interests” – see SFAS 160 discussion below) are valued at fair value at the acquisition date;
• Acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;
• In-process research and development are recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
• Restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and
• Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we recorded and disclosed business combinations following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51-In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the financial statements.

In March 19, 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Currently the Company does not carry any derivative instruments and the adoption of this statement may not have any effect on the financial statements.

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

NOTE 2 - Discontinued operations

On January 15, 2009, we ceased operations.  The components of loss from operations related to the entity held for disposal for the year ended December 31, 2008 and 2007 are shown below.

	2008	2007
Revenue, net	$15,791	$951
Cost of revenue	-	802
Gross profit	15,791	149

Operating expenses:
Professional fees	234,528	-
General & administrative expenses	2,360,295	20,982
Loss on fixed assets	286,784	-
Total operating expenses	2,881,607	20,982

Loss from operations	(2,865,816)	(20,833)

Non-operating expenses
Interest (expense)	(46,943)	(4,127)

Net Loss from Discontinued Operations	$(2,912,759)	$(24,960)

NOTE 3 - Note Payable

Convertible Notes

On July 25, 2008, Woozyfly Inc. entered into a Loan and Security Agreement (the "Loan Agreement") providing for the issuance to several accredited investors by Woozyfly Inc. of its 6% Convertible Notes due June 30, 2011 ("Convertible Notes"). Pursuant to the Loan Agreement an aggregate principal amount of $1,400,000 of Convertible Notes have been issued; all but $150,000 in aggregate principal amount of such Convertible Notes were issued in the third quarter. An aggregate principal amount of $350,000 of such Convertible Notes were issued pursuant to the Exchange Agreement dated July 25, 2008 to Corporation Communication Network, Inc., Lynn Cole Capital, and MKM Opportunity Master Fund, LP in exchange for convertible notes issued in the same principal amount to such investors by C J Vision Enterprises, Inc. The entire principal amount under the Convertible Notes plus all accrued and unpaid interest is due on June 30, 2011. Interest is payable on the last day of each calendar quarter, commencing September 30, 2008. Woozyfly Inc. may make interest payments in cash, or at its option through the reduction of the conversion price discussed below.

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

In connection with the issuance of the Convertible Notes, Woozyfly Inc. granted to the investors five-year warrants to purchase an aggregate of 1,602,066 shares of common stock of Woozyfly Inc. at $0.75 per share. We valued these warrants at zero.  The warrants contain cashless exercise provisions that enable the holder to exercise the warrants without paying additional consideration and to receive a reduced number of shares in accordance with a formula set forth in the warrant.

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

NOTE 4 – Related-party transactions

None

NOTE 5 – Equity

On July 28, 2008, Pet Express Supply, Inc. entered into an Exchange Agreement (the “Exchange Agreement”) with each of the shareholders of CJ Vision Enterprises, Inc., a Delaware corporation doing business as Woozyfly.com ("CJVE"), pursuant to which (i) the stockholders of Pet Express Supply, Inc. contributed back to the Company’s Treasury all but 4,200,000 of the issued and outstanding shares of common stock of Pet Express Supply, Inc., and (ii) Pet Express Supply, Inc. purchased from the shareholders of CJ Vision Enterprises, Inc. all issued and outstanding shares of CJ Vision Enterprises, Inc.’s, common stock, preferred stock and warrants to purchase CJ Vision Enterprises, Inc. stock, in consideration for the issuance of 13,410,672 shares of common stock of Pet Express Supply, Inc. and, to one of the shareholders of CJ Vision Enterprises, Inc., warrants to purchase 3,776,544 shares of common stock of Pet Express (the "Share Exchange") We valued these warrants at zero.  .

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

Name	Number of Shares
Vision Opportunity Master Fund Ltd.	1,743,456

DigitalFX International, Inc.	5,520,000

WF Holdings, LLC	2,430,000

Bleecker Holdings, Inc.	2,430,000

Others	1,287,216

Total	13,410,672

 NOTE 6 - Warrants

The following summarizes pricing and term information for warrants issued to investors which are outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.01	3,776,544	4.50	$0.01	3,776,544	$0.01
$0.75	1,602,066	4.50	$0.75	1,602,066	$0.75

During the year ended December 31, 2008, the Company issued 27,066 warrants to Westminster Securities Corporation and 5,378,610 warrants as discussed in Note 3 and Note 6.  We have 5,378,610 warrants issued and outstanding at December 31, 2008.

Balance at December 31, 2007	-

Issued	5,378,610

Balance at December 31, 2008	5,378,610

NOTE 7 – Stock Options

We have issued non-plan options to various employees, directors and consults.  We believe these options have no value.  The Board of directors administers the options grants, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.

The Company has elected to adopt the detailed method provided in SFAS No. 123(R) for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the income tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS No. 123(R).

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model.  The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based upon market yields for United States Treasury debt securities at a 7-year constant maturity.  Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the last 60 days of market prices prior to the grant date.  The expected life of an option grant is based on management’s estimate.  The fair value of each option grant, as calculated by the Black-Scholes method, is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price

$0.67	606,000	4.75	$0.67	606,000	$0.67

During the year ended December 31, 2008, the Company issued 4,177,002 options.  We have 606,000 options issued and outstanding at December 31, 2008. 3,571,002 options expired during 2008 as a result of the termination in employment.

Balance at December 31, 2007	-

Issued	4,177,002

Expired	3,571,002

Balance at December 31, 2008	606,000

NOTE 8 – Earnings per Share

The following table sets forth common stock equivalents (potential common stock) for the years ended December 31, 2008 and 2007 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Year Ended December 31,
	2008	2007
Weighted average common stock equivalents:
Non-Plan Stock Options	606,000	—
Warrants	5,378,610	—

NOTE 9 – Commitments and Contingencies

Leases —The Company currently is not party to any leases

Rent expense charged to operations for the years ended December 31, 2008 and 2007 was $ 101,225 and zero.

Litigation — The Company is currently not party to any legal proceedings.

Consulting Agreements —On January 7, 2009, we entered into an agreement with Venor, Inc. to provide consulting services on a month to month basis.   Eric Stoppenhagen, a principle of Venor, Inc., will provide executive financial services to the Company.  Venor, Inc. will be paid $15,000 the first month, $10,000 the second month, $7,500 the third month, $5,000 the fourth month, and $3,500 every month thereafter.

NOTE 10 – Concentration of Credit Risk

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $100,000, per financial institution.  As of December 31, 2008, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

NOTE 11 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $4,050,924 as of December 31, 2008. Our total liabilities exceeded its total assets by $1,784,710 as of December 31, 2008. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, obtain financing and succeed in seeking out suitable candidates for a business combination with a private company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Furthermore, to the extent we are unable to negotiate a substantial portion of our debt, we will need to file a petition for bankruptcy or will not be able to continue.

NOTE 12 – Subsequent Events

On December 17, 2008, Emanuel Gerard, director and Chairman of the Board of Directors of Woozyfly Inc. (the “Company”) resigned effective December 31, 2008, and Jonathan Bomser, President and Chief Executive Officer of the Company, and Todd R.  Bomser, Chief Financial Officer of the Company, resigned effective January 15, 2009.  There was no disagreement or dispute between any of Mr. Gerard, Jonathan Bomser or Todd R. Bomser and the Company which led to their resignations.

As a result of these resignations, on January 7, 2008, we entered into an agreement with Venor, Inc. to provide consulting services on a month to month basis.   Eric Stoppenhagen, a principle of Venor, Inc., will provide executive financial services to the Company.  Venor, Inc. will be paid $15,000 the first month, $10,000 the second month, $7,500 the third month, $5,000 the fourth month, and $3,500 every month thereafter.

We ceased operations on January 15, 2009.  Since the ceasing operations, we have been seeking to restructure the Company’s capitalization in order to find suitable candidates for a business combination with a private company.  We have been unsuccessful in this attempt.  We have a substantial amount of secured and unsecured debt. Failure to settle this debt will cause us to petition for bankruptcy protection.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A(T).  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our interim President, who serves as our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our interim President reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon this evaluation, our interim President concluded that, as of the end of such period, our disclosure controls and procedures were effective as of the end of the fiscal year covered by this Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

 This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

           None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We have a three person Board of Directors, none of whom are employees or affiliates of the Company.

Name	Age	Position
David Skriloff	43	Chairman, Director
Kellis R. Veach	66	Director
Eric Stoppenhagen	35	Interim President, Secretary and Director

Biographical Information

DAVID SKRILOFF is Portfolio Manager of MKM Capital Advisors, LLC.  Previously, he was a managing director at Vision Capital Advisors, LLC, a position he had held from January 2006 to December 2007. Prior to Vision, Mr. Skriloff was a managing director at Duncan Capital, from January 2004 to December 2005. Before Duncan, Mr. Skriloff was EVP of Business Development for Millivision, Inc. from September 2001 to December 2003. Mr. Skriloff earned a BS in Electrical Engineering from Carnegie-Mellon University in 1987 and an MBA from NYU in 1992.

KELLIS R. VEACH currently serves as Chief Financial Offer of STB TeleMedia, Inc.  From 2003 to 2008, Mr. Veach served as Vice-President of Sheridan Square Entertainment, Inc., and as a Chief Financial Officer of its distribution subsidiary. From 2000 through 2003, Mr. Veach served as CFO of Hello Network.com, Inc.  From 1998 through 2000, Mr. Veach served as a Senior Vice-President of Finance and Treasurer of Cognitive Arts Corp., and from 1992 through 1998 as a Senior Vice-President and Controller of Alliance Entertainment Corp., a NYSE company. Previously Mr. Veach was a partner in the accounting firm, Grant Thornton International. Mr. Veach graduated from Indiana University with a Bachelor of Science in Business.

ERIC STOPPENHAGEN, though his consulting company, Venor, Inc., focuses on financial management of small to medium businesses desiring to go public or that are public. He provides temporary CFO services helping with transaction advisory, security filings, and corporate governance requirements. Mr. Stoppenhagen has more than 10 years of financial experience, having served in an executive capacity for several public and private companies; including President of Trestle Holdings, Inc., CFO of AuraSource, Inc., President of Landbank Group, Inc., CFO of GHG Trading Platforms, Inc., and CFO of Jardinier Corporation. Mr. Stoppenhagen is a Certified Public Accountant. He holds a Juris Doctorate and Masters of Business Administration both from George Washington University. Additionally, he holds a Bachelor of Science in Finance and a Bachelor of Science in Accounting both from Indiana University.

Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2008, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Director Independence

Our board of directors currently consists of three members: David Skriloff, Kellis Veach, and Eric Stoppenhagen.

We do not have a separately designated audit, compensation or nominating committee of our board of directors and the functions customarily delegated to these committees are performed by our full board of directors.  We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors.  We have, however, determined that Kellis Veach is “independent” as that term is defined in Section 4200 of the Marketplace Rules as required by the NASDAQ Stock Market.

Item 11.  Executive Compensation

The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 2008 and 2007, to the Company's named executive officers:

Summary Compensation Table
					All Other
Name and Principal	Year	Salary	Bonus	Option Awards	Compensation	Total
Position		($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(f)	(i)	(j)

Jonathan Bomser (1)	2008	$62,500				62,500
Former Chief Executive Officer

Todd Bomser (2)	2008	$10,000	--		$32,500	$42,500
Former Chief Financial Officer

Jeanne Drewsen (3)	2008	$39,375	--	--	--	$39,375
Former Executive Vice President, Secretary and General Counsel

(1)          Joined the Company on July 28, 2008 and resigned on January 15, 2009.
(2)          Joined the Company on July 28, 2008 and resigned January 15, 2009. Other compensation relates to amounts paid to Spiewak, Gottesman, Bomser & Company, PA for his services
(3)          Joined the Company on July 28, 2008 and resigned January 15, 2009.

Employment Agreements

On July 28, 2008, Pet Express and Mr. Bomser entered into an agreement to provide additional incentive compensation to Mr. Bomser in connection with his services which are over and above the duties and responsibilities set forth in his employment agreement. Under this incentive agreement, Mr. Bomser is entitled to receive the following percent of the proceeds from certain transactions involving the sale of the Company or a major portion thereof: 5% of the first $10,000,000; 4% of the second $10,000,000, and 2.5% of the next $80,000,000 (and no percent of proceeds in excess of $100,000,000).

All of the agreements with Jonathan Bomser have been cancelled.

Outstanding equity awards at fiscal year-end

As of December 31, 2008, the only officer or director of the company with equity awards is Jeanne Drewsen.  She currently has 600,000 options exercisable at $0.67 per share.

Compensation of Directors

DIRECTOR COMPENSATION FY 2008
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
All Directors	-	-	-	-	-	-	-

We currently do not pay our directors for service on the board of directors.

Previously, we compensated certain of our directors with option grants.

All former directors of the Company agreed to cancel all stock options previously granted to them.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of April 15, 2009 with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, the address for each shareholder is c/o the Company.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Vision Opportunity Master Fund Ltd. (2) 20 West 55th Street, 5th Floor New York, New York 10019	290,576	9.9%

Bleecker Holdings, Inc. (3) 1995 Broadway, Suite 1600 New York, NY 10023	405,000	13.8%

DigitalFX International, Inc. (4) 3035 East Patrick Lane, Suite 9 Las Vegas, Nevada 89120	920,000	31.3%

WF Holdings, LLC (5) 44 Easton Road Westport, CT 06880	405,000	13.8%

Eric Stoppenhagen	-0-	n/a

Kellis Veach	-0-	n/a

David Skriloff)	-0-	n/a

All officers and directors as a group (3 persons)	-0-	n/a %
_______________
* Less than one percent.
(1) Beneficial ownership percentages gives effect to the completion of the Share Exchange and issuance of the Notes and Warrants, and are calculated based on 2,935,112 shares of common stock issued and outstanding on July 31, 2008.  Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act.  The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of July 31, 2008.  The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.  The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.
(2) Adam Benowitz and Randy Cohen share investment and dispositive power of the shares held by this entity. Does not include warrants to purchase 629,424 shares of common stock which may not be exercised if such exercise would cause this entity to hold more than 10% of the common stock of the Company.
(3) Joseph Bianco holds investment and dispositive power of the shares held by this entity.
(4) DigitalFX is a publicly traded company.
(5) Ashok Narang holds investment and dispositive power of the shares held by this entity.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Changes in Control Arrangements

There existed no change in control arrangements at December 31, 2008.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

None

Director Independence

In conjunction with the preparation of this registration statement, using the definition of “independence” established by the NASDAQ Stock Market, we have evaluated all relationships between each director and the Company.

Based on the foregoing definition, we have determined that one of our directors, Kellis Veach, currently meet the definition of an “independent” director under the standards established by NASDAQ. We do not currently have an audit, nominating or compensation committee.

Our Board of Directors will continually monitor the standards established for director independence under applicable law or listing requirements and will take all reasonable steps to assure compliance with those standards.

Item 14.  Principal Accountant Fees and Services

Independent Public Accountants

Weaver & Martin, LLC has audited the Company’s financial statements since fiscal year 2006, and the Board of Directors of the Company has selected Weaver & Martin, LLC as the Company’s independent auditors to audit the financial statements of the Company for the fiscal year ending December 31, 2008.

Fees Paid to Weaver & Martin, LLC

Audit Fees

The aggregate fees billed by Weaver & Martin, LLC for the audit of the Company’s financial statements for the years ended December 31, 2008 and 2007, the reviews of the quarterly reports on Form 10-QSB for the same fiscal years and statutory and regulatory filings were $17,000 for 2008 and $5,000 for 2007.

Audit-Related Fees

None

Tax Fees

None

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Board may also pre-approve particular services on a case-by-case basis.

The Board has determined that the rendering of the services other than audit services by Weaver & Martin, LLC is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following financial statements of Woozyfly Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firms.

Balance Sheets as of December 31, 2008 and 2007.

Statements of Operations for the year ended December 31, 2008 and 2007.

Statements of Stockholders’ Deficit for the years ended December 31, 2008 and 2007.

Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Financial Statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

EXHIBIT NUMBER	DESCRIPTION
2.1	Share Exchange Agreement (3)

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to the Articles of Incorporation (4)

3.3	Amended and Restated By-Laws (4)

4.1	Form of Warrant (3)

4.2	Form of Note (3)

10.1	Loan and Security Agreement (3)

10.2	Employment Agreement between CJ Vision Enterprises, Inc. and Jonathan Bomser (3)

10.3	Sublease Agreement between JSM Music, Inc. and CJ Vision Enterprises, Inc. (3)

10.4	Executive Compensation Agreement dated July 28, 2008 between the Company and Jonathan Bomser (3)

10.5	Employment Agreement between the Company and Todd Bomser (3)

10.6	Consulting Agreement between the Company and Spiewak, Gottesman et al. (3)

10.7	Restricted Stock Purchase Agreement (4)

10.8	2008 Employee Option Plan (4)

10.9	Consulting Agreement between WoozyFly, Inc. and Venor, Inc.( Incorporated by reference to Registrant’s Current Report Form 8-K filed on January 20, 2009)

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

 (1)           Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on September 26, 2006.
(2)           Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 30, 2006.
(3)           Incorporated by reference to Registrant’s Current Report Form 8-K filed on August 1, 2008.
(4)           Incorporated by reference to Registrant’s Quarterly Report on Definitive Information Statement filed on September 4, 2008.