Form 10-Q
period 2009-03-31
Woozyfly Inc.
filed 2009-05-11
CIK 1357838

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2009

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000-51430

WoozyFly, Inc.
(Exact name of registrant issuer as specified in its charter)

Nevada	20-3768799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

244 Fifth Avenue, Suite 1878, New York, New York 10001
(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (949) 903-0468

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated  filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2009
Common Stock, $.0001 par value	17,610,672

WOOZYFLY, INC.

INDEX

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
Condensed Balance Sheets — March 31, 2009 (Unaudited) and December 31, 2008
Condensed Statements of Operations (Unaudited) — Three months ended March 31, 2009 and 2008
Condensed Statements of Cash Flows (Unaudited) —Three months ended March 31, 2009 and 2008
Notes to Condensed Financial Statements
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

WOOZYFLY, INC.
CONDENSED BALANCE SHEETS

	March 31	December 31
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$5,244	$37,842
TOTAL CURRENT ASSETS	5,244	37,842
TOTAL ASSETS	$5,244	$37,842

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$156,614	$76,925
Accrued interest	73,583	48,120
Current portion of note payable	297,507	297,507
TOTAL CURRENT LIABILITIES	527,704	422,552

LONG TERM LIABILITIES
Notes Payable	1,400,000	1,400,000
TOTAL LIABILITIES	1,927,704	1,822,552

STOCKHOLDERS' EQUITY/(DEFICIT):
Common stock, $0.0001 par value, 100,000,000 shares authorized, 17,610,672 issued and outstanding at March 31, 2009 and December 31, 2008	17,610	17,610
Additional paid in capital	2,248,604	2,248,604
Accumulated deficit	(4,188,675)	(4,050,924)
Total stockholders' deficit	(1,922,460)	(1,784,710)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,244	$37,842

See accompanying notes to the condensed financial statements.

WOOZYFLY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended March 31,
	2009	2008
REVENUES	$—	$—
COST OF SALES	—	—
GROSS PROFIT	—	—
OPERATING EXPENSES
Selling, general and administrative expenses	32,500	—
LOSS FROM OPERATIONS	(32,500)	—
Interest expense and other, net	(22,809)	—
Loss from continuing operations	-55,309
Loss from discontinued operations	(82,441)	(5,792)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(137,751)	$(5,792)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	17,610,672	5,455,000

See accompanying notes to the condensed financial statements.

WOOZYFLY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(55,309)	$—
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Accrued interest	25,463
Accounts payable	34,000	—
Net cash provided by operating activities from continuing operations	4,154	—
Net cash used in operating activities from discontinued operations	(36,752)	(4,752)
Net cash used in operating activities	(32,598)	(4,752)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of note payable	—	—
Net cash provided by financing activities	—	—
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,598)	(4,752)
CASH AND CASH EQUIVALENTS, Beginning of period	37,842	20,386
CASH AND CASH EQUIVALENTS, End of period	$5,244	$15,634

	Three months Ended March 31,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$—	$—
Income taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
None

See accompanying notes to the condensed financial statements.

WOOZYFLY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — Woozyfly Inc., (“Woozyfly,” “Company,” “we,” “us,” or “our”) was organized September 11, 2003 (Date of Inception) under the laws of the State of Nevada, as GPP Diversified, Inc.  The business of the Company was to sell pet products via the Internet.

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

On January 15, 2009, the Company ceased operations.  Since ceasing operations, we have been seeking to restructure the Company’s capitalization in order to find suitable candidates for a business combination with a private company.  We have been unsuccessful in this attempt.  We have a substantial amount of secured and unsecured debt. Failure to settle this debt will cause us to petition for bankruptcy protection.

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $4,188,675 at March 31, 2009.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.  The recovery of our assets is dependent upon continued operations of the Company.

In addition, our recovery is dependent upon future events, the outcome of which is undetermined.  We intend to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Basis of Presentation and Principles of Consolidation — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

The unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2008 included in our Annual Report on Form 10-K. The results of the three month ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents — We consider investments with original maturities of 90 days or less to be cash equivalents.

Income Taxes —We record income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities.  Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share for the quarters ended March 31, 2009 and 2008 because their effect is anti-dilutive.

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

Recently Issued Accounting Pronouncements —

In December 2008, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS 160 has not had a significant impact on our results of operations or financial position.

In December 2008, the FASB issued SFAS No. 141 (revised 2008), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 160 has not had a significant impact on our results of operations or financial position.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.

FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. The adoption of SFAS 161 has not had a significant impact on our results of operations or financial position.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 has not had a significant impact on our financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 has not had a significant impact on our financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF  07-5 has not had a significant impact on our financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 08-3 has not had a significant impact on our financial position and results of operations.

NOTE 2 - NOTE PAYABLE.

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

NOTE 3 - WARRANTS

During the year ended December 31, 2008, the Company issued 27,066 warrants to Westminster Securities Corporation and 5,378,610 warrants.  We have 5,378,610 warrants issued and outstanding at March 31, 2009.The following summarizes pricing and term information for warrants issued to investors which are outstanding as of March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.01	3,776,544	4.25	$0.01	3,776,544	$0.01
$0.75	1,602,066	4.25	$0.75	1,602,066	$0.75

NOTE 4 - STOCK OPTION PLANS

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

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price

$0.67	606,000	4.50	$0.67	606,000	$0.67

During the quarter ended March 31, 2009, the Company we issued no options.  We have 606,000 options issued and outstanding at March 31, 2009.

Balance at December 31, 2007	-

Issued	4,177,002

Expired	3,571,002

Balance at December 31, 2008	606,000

Issued	-

Expired	-

Balance at March 31, 2009	606,000

NOTE 5 – EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the quarters ended March 31, 2009 and 2008 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Quarters Ended March 31,
	2009	2008
Weighted average common stock equivalents:
Stock options	606,000	-
Warrants	5,378,610	-

NOTE 6 – CONCENTRATION OF CREDIT RISK

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000, per financial institution.  As of March 31, 2009, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

ITEM 2 .  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2008 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Overview

Woozyfly was organized September 11, 2003 (Date of Inception) under the laws of the State of Nevada, as GPP Diversified, Inc.  The business of the Company was to sell pet products via the Internet.

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

Critical Accounting Policies and Estimates

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

We account for our business acquisitions under the purchase method of accounting in accordance with SFAS 141, "Business Combinations." The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair value of the tangible net assets acquired is recorded as intangibles. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

We assess the potential impairment of long-lived assets and identifiable intangibles under the guidance of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." which states that a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of the long-lived asset exceeds its fair value and is not recoverable.

We base out estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

For the Quarters Ended March 31, 2009 and 2008

Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $32,500 and zero for the quarters ended March 31, 2009 and 2008, respectively.

Interest Income, Interest Expense and Other

Interest expense and other, net was $22,809 and zero for the quarters ended March 31, 2009 and 2008, respectively, an increase in expense of $22,809.  The increase is principally due to increased debt.

Discontinued Operations
Loss from discontinued operations was $82,441 and $5,792 for the quarters ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $32,598 and $4,752 in the three months ended March 31, 2009 and 2008, respectively.

We suffered recurring losses from operations and have an accumulated deficit of $4,188,675 at March 31, 2009.  Currently, we are a non-operating public company. We are seeking out suitable candidates for a business combination with a private company.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs.   Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction. Since the ceasing operations, we have been seeking to restructure the Company’s capitalization in order to find suitable candidates for a business combination with a private company.  We have been unsuccessful in this attempt.  We have a substantial amount of secured and unsecured debt. Failure to settle this debt will cause us to petition for bankruptcy protection.

Inflation and Seasonality

Inflation has not been material to us during the past five years. Seasonality has not been material to us.

Recent Accounting Pronouncements

In December 2008, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS 160 has not had a significant impact on our results of operations or financial position.

In December 2008, the FASB issued SFAS No. 141 (revised 2008), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 160 has not had a significant impact on our results of operations or financial position.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.

FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. The adoption of SFAS 161 has not had a significant impact on our results of operations or financial position.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 has not had a significant impact on our financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 has not had a significant impact on our financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF  07-5 has not had a significant impact on our financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 08-3 has not had a significant impact on our financial position and results of operations.

Off-Balance Sheet Arrangements – We have no off-balance sheet arrangements.

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

We have a history of net losses and may never achieve or maintain profitability.

We have a history of incurring losses from operations. As of March 31, 2009, we had an accumulated deficit of approximately $4,188,675.  We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction. In the event we use all of our cash resources, MKM has indicated the willingness to loan us funds at the prevailing market rate until such business combination is consummated.

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

We are a non-operating company and are seeking a suitable transaction with a private company; however, we may not find a suitable candidate or transaction.  If we are unable to consummate a suitable transaction we will be forced to liquidate and dissolve which will take three years to complete and may result in our distributing less cash to our shareholders.  Additionally, we will be spending cash during the winding down and may not have enough cash to distribute to our shareholders.

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

If we invest our cash and/or cash equivalents in investment securities, we may be subject to regulation under the Investment Company Act of 1940. If we are deemed to be an investment company under the Investment Company Act because of our investment securities holdings, we must register as an investment company under the Investment Company Act. As a registered investment company, we would be subject to the further regulatory oversight of the Division of Investment Management of the SEC, and our activities would be subject to substantial regulation under the Investment Company Act. Compliance with these regulations would cause us to incur additional expenses, which would reduce the amount of assets available for distribution to our stockholders. To avoid these compliance costs, we intend to invest our cash proceeds in money market funds and government securities, which are exempt from the Investment Company Act but which currently provide a very modest return.

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

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern for the year ended December 31, 2008.
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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our interim President, who serves as our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our interim President reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon this evaluation, our interim President concluded that, as of the end of such period, our disclosure controls and procedures are effective as of the end of the quarter covered by this Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.  There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.	Exhibits
	31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOOZYFLY, INC.

Date: May 11, 2009	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Interim President

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.