Form 10-Q
period 2009-06-30
Woozyfly Inc.
filed 2009-08-13
CIK 1357838

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2009

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000-51430

WoozyFly, Inc.
(Exact name of registrant issuer as specified in its charter)

Nevada	20-3768799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

244 Fifth Avenue, Suite 1878, New York, NY, 10001
(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (949) 903-0468

59 West 19th Street, 6th Floor, New York, NY, 91406
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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2009
Common Stock, $.001 par value	17,610,672

WOOZYFLY, INC.

INDEX

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
Condensed Consolidated Balance Sheets — June 30, 2009 (Unaudited) and December 31, 2008
Condensed Consolidated Statements of Operations (Unaudited) — Three and six months ended June 30, 2009 and 2008
Condensed Consolidated Statements of Cash Flows (Unaudited) —Three and six months ended June 30, 2009 and 2008
Notes to Condensed Consolidated Financial Statements
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

WOOZYFLY, INC. AND SUBSIDIARY
(Debtor-in-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$547	$37,842
TOTAL CURRENT ASSETS	547	37,842
TOTAL ASSETS	$547	$37,842

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Debtor-in-possession debt facility	$35,000	$-
Accounts payable	12,752	-
Accrued interest	894	-
TOTAL CURRENT LIABILITIES	48,646	-
Pre-petition liabilities subject to compromise	162,624	76,925
Pre-petition accrued interest	85,465	48,120
Pre-petition notes payable	1,697,507	1,697,507
TOTAL LIABILITIES	1,994,242	1,822,552

STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and
outstanding, no rights or privileges designated	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,610,672 issued and outstanding at June 30, 2009 and December 31, 2008	17,610	17,610
Additional paid in capital	2,248,604	2,248,604
Accumulated deficit	(4,259,909)	(4,050,924)
Total stockholders' deficit	(1,993,695)	(1,784,710)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$547	$37,842

See accompanying notes to the condensed consolidated financial statements.

WOOZYFLY, INC.
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
REVENUES	$		$		$		$
COST OF SALES		—		—		—		—
GROSS PROFIT		—		—		—		—
OPERATING EXPENSES
Selling, general and administrative expenses		58,457		—		90,956		—
LOSS FROM OPERATIONS		(58,457)		—		(90,956)		—
Interest expense and other, net		(12,777)		—		(35,586)		—
Loss from continuing operations		(71,234)				(126,544)
Loss from discontinued operations		—		(7,078)		(82,441)		(12,870)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS		$(71,234)		$(7,078)		$(208,985)		$(12,870)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted		$(0.00)		$(0.00)		$(0.00)		$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		17,610,672		5,455,000		17,610,672		5,455,000

See accompanying notes to the condensed consolidated financial statements.

WOOZYFLY, INC.
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(126,544)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Pre-petition accrued interest	37,345	—
Pre-petition accounts payable	40,010
Changes in operating assets and liabilities:
Accrued interest	894
Accounts payable	12,752	—
Net cash provided by operating activities from continuing operations	(35,543)	—
Net cash used in operating activities from discontinued operations	(36,752)	(12,007)
Net cash used in operating activities	(72,295)	(12,007)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of note payable	35,000	—
Net cash provided by financing activities	35,000	—
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(37,295)	(12,007)
CASH AND CASH EQUIVALENTS, Beginning of period	37,842	20,386
CASH AND CASH EQUIVALENTS, End of period	$547	$8,379

	Six months Ended June 30,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$—	$—
Income taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
None

See accompanying notes to the condensed consolidated financial statements.

WOOZYFLY, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — Woozyfly, Inc. and its subsidiary, which are collectively referred to as “Woozyfly,” “Company,” “we,” “us,” or “our,” unless the context otherwise requires.  Woozyfly, Inc. was organized September 11, 2003 (Date of Inception) under the laws of the State of Nevada, as GPP Diversified, Inc.  The business of the Company was to sell pet products via the Internet.

The Company was initially authorized to issue 25,000,000 shares of its no par value common stock.  On November 9, 2005, the Company amended its articles of incorporation to increase its authorized capital to 100,000,000 shares with a par value of $0.001.  Concurrently, the Company changed its name from GPP Diversifed, Inc. to Pet Express Supplies, Inc.

On July 28, 2008, Pet Express Supply, Inc. entered into an Exchange Agreement with each of the shareholders of CJ Vision Enterprises, Inc., a Delaware corporation doing business as Woozyfly.com, pursuant to which (i) the Company's shareholder contributed back to the Company's treasury all but 700,000 issued and outstanding shares of the Company's common stocks, and (ii) Pet Express Supply, Inc. purchased from the shareholders of CJ Vision Enterprises, Inc. all issued and outstanding shares of CJ Vision Enterprises, Inc.’s, common stock, preferred stock and warrants to purchase CJ Vision Enterprises, Inc. stock, in consideration for the issuance of 13,410,672 shares of common stock of Pet Express Supply, Inc. and, to one of the shareholders of CJ Vision Enterprises, Inc., warrants to purchase 3,776,544 shares of common stock of Pet Express. The Share Exchange resulted in a change in control of Pet Express Supply, Inc. with the shareholders of CJ Vision Enterprises, Inc. owning 13,410,672 shares of common stock of Pet Express Supply, Inc. out of a total of 17,610,672 issued and outstanding shares after giving effect to the Share Exchange.  Also, the shareholders of CJ Vision Enterprises, Inc. were elected directors of Pet Express Supply, Inc. and appointed as its executive officers.  As a result of the Exchange Agreement, (i) CJ Vision Enterprises, Inc. became a wholly-owned subsidiary of Pet Express Supply, Inc. and (ii) Pet Express Supply, Inc. succeeded to the business of CJVE as its sole business.  Following the closing of the above transactions, Pet Express Supply, Inc. changed its corporate name to Woozyfly, Inc. effectuated a 6:1 stock split.

On January 15, 2009, the Company ceased operations.  Since ceasing operations, we have been seeking to restructure the Company’s capitalization in order to find suitable candidates for a business combination with a private company.  We have been unsuccessful in this attempt.  We have a substantial amount of secured and unsecured debt. Failure to settle this debt has caused us to petition for bankruptcy protection.

On May 12, 2009, Woozyfly or the “Debtor” filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York (the “ Bankruptcy Court ”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “ Bankruptcy Code ”). The Chapter 11 case is being administered under the caption In re Woozyfly, Inc. Case No. 09-13022 (JMP) (the “ Chapter 11 Case ”). The Debtor will continue to operate its business as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

In connection with the Chapter 11 Case, the Debtor filed a motion seeking Bankruptcy Court approval of (a) an arrangement pursuant to which the Debtor has entered into an agreement with MKM Opportunity Master Fund Ltd, as the lender (the “DIP Loan”).  MKM lent significant monies to the Debtor prior to the Petition Date, and has agreed to advance $100,000 as a DIP Loan to the Company, $35,000 of which was already lent to the Debtor in order to enable it to file the chapter 11 petition.  The Court has approved an initial disbursement post petition, of $35,000 of the DIP Loan to the Debtor, and the remaining $30,000 is subject to further Court determination. David Skriloff, the Company’s Chairman of the Board is the portfolio manager for Lender. Lender is also a creditor and stockholder of the Company. Proceeds of the loans under the DIP Credit Agreement will be used by the Debtor for working capital and other general corporate purposes of the Debtors and for the costs of administration of the Chapter 11 Case. The arrangement for the use of the DIP Loan contains certain financial and other covenants and certain events of default. On June16, 2009, the court issued an order granting the motion and authorized the Debtor to utilize up to $35,000 on an interim basis and possibly up too $100,000 under the DIP Loan.

The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the Company's 6% Secured Convertible Notes due June 30, 2011 ("Convertible Notes". As a result, all indebtedness outstanding under these facilities and the notes became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

Basis of Presentation and Principles of Consolidation — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated in consolidation.

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments unless otherwise disclosed) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 2009 and 2008.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.

The accompanying consolidated financial statements for the prior period contain certain reclassifications to conform to the presentation used in the current period.  The reclassifications had no impact on stockholders’ equity, working capital, gross profit or net loss.

Going Concern — The ability of the Company to continue as a going concern is dependent upon, among other things, (i) the Company’s ability to comply with the terms and conditions of its DIP financing; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; (v) the ability of the Company to find a merger candidate; (vi) the cost and outcome of the reorganization process; (vii) the Company’s ability to obtain alternative financing; and (viii) the Company’s ability to achieve profitability.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently evaluating various courses of action to address the issues the Company is facing.  There can be no assurance that any of these efforts will be successful.

The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings.  In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; or (iv) as to operations, the effect of any changes that may be made to our business.

In accordance with accounting principles generally accepted in the United States (“GAAP”), we have applied American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in preparing the consolidated financial statements.  SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items on the accompanying Condensed Consolidated Statements of Operations.  In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the Condensed Consolidated Balance Sheet at June 30, 2009 in “pre-petition liabilities subject to compromise”.  These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

As a result of the Bankruptcy Filing, realization of assets and liquidation of liabilities are subject to uncertainty.  While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements.  Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated financial statements.  Our historical consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

The potential adverse publicity associated with the Bankruptcy Filing and the resulting uncertainty regarding the Company’s future prospects may hinder the Company’s ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of the Company to attract, retain and compensate key executives and employees and to retain employees generally; limiting the Company’s ability to obtain trade credit; and impairing present and future relationships with vendors and service providers.

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

Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share for the quarters ended June 30, 2009 and 2008 because their effect is anti-dilutive.

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

Recently Issued Accounting Pronouncements —

In April 2009, the FASB issued FSP FAS 107-1/APB 28-1 (“FSP 107-1”), which is entitled “Interim Disclosures about Fair Value of Financial Instruments.” This pronouncement amended SFAS No 107, Disclosures about Fair Value of Financial Instruments, to require disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions. FSP 107-1 also amended APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009 if a company also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, and FSP FAS 115-2/FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. We do not expect that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB also issued FSP FAS 157-4, which generally applies to all assets and liabilities within the scope of any accounting pronouncements that require or permit fair value measurements. This pronouncement, which does not change SFAS No. 157’s guidance regarding Level 1 inputs, requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value in accordance with SFAS No. 157, and (iii) ignore the intent to hold the asset or liability when estimating fair value. FSP FAS 157-4 also provides guidance to consider in determining whether a transaction is orderly (or not orderly) when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption of FSP FAS 157-4 also requires early adoption of the pronouncement described in the following paragraph. However, early adoption for periods ended before March 15, 2009 is not permitted. We have not yet evaluated the impact, if any, the adoption of this Statement will have on our financial position, results of operations or cash flows.

The Sarbanes-Oxley Act of 2002 (“the Act”) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of its internal control over financial reporting under Section 404(a) and for its registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times, such that we were first required to issue our management report on internal control over financial reporting in our annual report on Form 10-K for the fiscal year ending December 31, 2008. Based on current SEC requirements, we will be required to have our auditor attest to internal controls over financial reporting in our fiscal year ending December 31, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162 (“SFAS 168”), which established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the third quarter of 2009 and will not have a material impact on the Company’s results of operations, financial position or liquidity.

In May 2009, the FASB issued SFAS No. 165 entitled “Subsequent Events.”  Transactions and events that occur after the balance sheet date but before the financial statements are issued or are available to be issued (which are generally referred to as subsequent events) that are addressed by other GAAP, such as those governed by FASB Interpretation No. 48, SFAS No. 5 and SFAS No. 128, are not within the scope of SFAS No. 165.  Companies are now required to disclose the date through which subsequent events have been evaluated by management.  Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation.  SFAS No. 165 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP.  SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009, and must be applied prospectively. The adoption of SFAS No. 165 during the quarter ended June 30, 2009 did not have a significant effect on the Company’s consolidated financial statements as of that date or for the quarter or year-to-date period then ended.   In connection with preparing the accompanying unaudited condensed consolidated financial statements as of and for the quarter and six-month period ended June 30, 2009, management evaluated subsequent events through August 6, 2009 which is the date that such financial statements were issued (filed with the Securities and Exchange Commission).

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1 (“FSP No. 107-1 and APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods.  This guidance is effective for interim or annual reporting periods ending after June 15, 2009.  We adopted FAS No. 107-1 and APB 28-1 in the second quarter of 2009.  The adoption of FAS No. 107-1 and APB 28-1 did not have a material impact on our financial statements.

NOTE 2 - NOTE PAYABLE.

Pre-petition Debt

Convertible Notes

On July 25, 2008, Woozyfly, Inc. entered into a Loan and Security Agreement (the "Loan Agreement") providing for the issuance to several accredited investors by Woozyfly, Inc. of its 6% Convertible Notes due June 30, 2011 ("Convertible Notes"). Pursuant to the Loan Agreement an aggregate principal amount of $1,400,000 of Convertible Notes have been issued; all but $150,000 in aggregate principal amount of such Convertible Notes were issued in the third quarter. An aggregate principal amount of $350,000 of such Convertible Notes were issued pursuant to the Exchange Agreement dated July 25, 2008 to Corporation Communication Network, Inc., Lynn Cole Capital, and MKM Opportunity Master Fund, LP in exchange for convertible notes issued in the same principal amount to such investors by C J Vision Enterprises, Inc. The entire principal amount under the Convertible Notes plus all accrued and unpaid interest is due on June 30, 2011. Interest is payable on the last day of each calendar quarter, commencing September 30, 2008. Woozyfly, Inc. may make interest payments in cash, or at its option through the reduction of the conversion price discussed below.

The Convertible Notes may be converted at a time, at the option of the holder, into shares of common stock of Woozyfly, Inc. at $0.67 per share. The conversion price is subject to adjustment in event Woozyfly, Inc. issues shares (or securities convertible into shares) at a price that is lower than the then applicable conversion price.

Woozyfly, Inc. has the right to force conversion of the entire outstanding principal amount (or a portion thereof), provided, generally that there is then an effective registration statement in effect with the respect to the shares issuable upon conversion of the Convertible Notes, the trading price of Woozyfly, Inc.'s common stock is greater than $1.17 and the average daily trading volume for the preceding 15 trading days exceeds 50,000.

The Convertible Notes are subject to mandatory prepayment by Woozyfly, Inc. in the event of a financing, and the proceeds of such financing exceed $4,000,000, in which case all of the proceeds of such financing(s) in excess of $4,000,000 must be used to prepay the Convertible Notes, with the holders of Convertible Notes receiving a proportionate share of such proceeds.

In connection with the issuance of the Convertible Notes, Woozyfly, Inc. granted to the investors five-year warrants to purchase an aggregate of 1,602,066 shares of common stock of Woozyfly, Inc. at $0.75 per share. We valued these warrants at zero.  The warrants contain cashless exercise provisions that enable the holder to exercise the warrants without paying additional consideration and to receive a reduced number of shares in accordance with a formula set forth in the warrant.

Exchange Notes

Pursuant to the Exchange Agreement, Woozyfly, Inc. issued to two accredited investors (assignees of Peter Newman) an aggregate principal amount of $297,504.00 of 6% Promissory Notes due June 30, 2009 ("Exchange Notes") in exchange for a convertible note issued to Peter Newman in the same principal amount by C J Vision Enterprises, Inc. The principal and accrued interest are payable on the maturity date, June 30, 2009.

One of the Exchange Notes, in an aggregate principal amount of $36,000, is subject to mandatory prepayment by Woozyfly, Inc. when at least. $800,000 has been raised by Woozyfly, Inc. in connection with the issuance of Convertible Notes pursuant to the Loan Agreement (the "Funding"). That condition has been met, and consequently, such Exchange Note is immediately prepayable.

The other Exchange Note, in an aggregate principal amount of $261,504, is subject to mandatory prepayment by Woozyfly, Inc. as follows: (i) if more than $2,000,000 is raised in the Funding, 50% of the aggregate amount of the Funding that was not introduced by MKM Capital, any present or former affiliate of MKM or its principals, or any officer or director of Woozyfly, Inc., shall be applied to prepayment of such Exchange Note, up to a maximum prepayment amount equal to the excess of the total amount raised in the Funding over $2,000,000; and (ii) the balance of unpaid principal and interest is mandatorily prepayable from the first amounts in excess of $3,000,000 raised in the Funding or in any subsequent financing by Woozyfly, Inc.

The Convertible Notes and the Exchange Notes rank senior to all current and future indebtedness of Woozyfly, Inc. and are secured by substantially all of the assets of Woozyfly, Inc.

The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the Company's 6% Secured Convertible Notes due June 30, 2011 ("Convertible Notes". As a result, all indebtedness outstanding under these facilities and the notes became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

Interest expense in 2009 includes interest on our pre-petition Convertible Notes and Exchange Notes up to the date of our bankruptcy filing and interest on our post-petition DIP Facility.  Because we do not believe that interest on our Convertible Notes and Exchange Notes will be allowed as a claim past the Petition Date, we discontinued recognizing interest expense on our Notes as of that date.   Contractual interest amounts disclosed in our Condensed Consolidated Statement of Operations reflects the cost of borrowings without regard to what the Bankruptcy Court may allow as a claim.

Debtor-in-possession Debt Facility

In connection with the Chapter 11 Case, the Debtor filed a motion seeking Bankruptcy Court approval of (a) an arrangement pursuant to which the Debtor has entered into an agreement with MKM Opportunity Master Fund Ltd, as the lender (the “DIP Loan”).  MKM lent significant monies to the Debtor prior to the Petition Date, and has agreed to advance $100,000 as a DIP Loan to the Company, $35,000 of which was already lent to the Debtor in order to enable it to file the chapter 11 petition.  The Court has approved an initial disbursement post petition, of $35,000 of the DIP Loan to the Debtor, and the remaining $30,000 is subject to further Court determination. David Skriloff, the Company’s Chairman of the Board is the portfolio manager for Lender. Lender is also a creditor and stockholder of the Company. Proceeds of the loans under the DIP Credit Agreement will be used by the Debtor for working capital and other general corporate purposes of the Debtors and for the costs of administration of the Chapter 11 Case. The arrangement for the use of the DIP Loan contains certain financial and other covenants and certain events of default. On June16, 2009, the court issued an order granting the motion and authorized the Debtor to utilize up to $35,000 on an interim basis and possibly up too $100,000 under the DIP Loan.

NOTE 3 - WARRANTS

We have 5,378,610 warrants issued and outstanding at June 30, 2009.The following summarizes pricing and term information for warrants issued to investors which are outstanding as of June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.01	3,776,544	4.00	$0.01	3,776,544	$0.01
$0.75	1,602,066	4.00	$0.75	1,602,066	$0.75

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

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price

$0.67	606,000	4.25	$0.67	606,000	$0.67

During the quarter ended June 30, 2009, the Company we issued no options.  We have 606,000 options issued and outstanding at June 30, 2009.

Balance at December 31, 2007	-

Issued	4,177,002

Expired	3,571,002

Balance at December 31, 2008	606,000

Issued	-

Expired	-
Balance at June 30, 2009	606,000

NOTE 5 – EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the quarters ended June 30, 2009 and 2008 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Quarters Ended June 30,
	2009	2008
Weighted average common stock equivalents:
Stock options	606,000	-
Warrants	5,378,610	-

NOTE 6 – CONCENTRATION OF CREDIT RISK

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000, per financial institution.  As of June 30, 2009, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

NOTE 7 – REORGANIZATION ITEMS

SOP 90-7 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing the Debtors under Chapter 11.  The Debtors’ reorganization items for the three and six months ended June 30, 2009 consist of the following:

	Three months ended	Six months ended
	June 30,
	2009	2009

Provision for rejected executory contracts and leases	$-	$-
Professional fees directly related to reorganization (a)	69,500	69,500
Other (b)	325	325
Total reorganization items	$69,325	$69,325

(a)           Professional fees directly related to the reorganization include post—petition fees associated with advisors to the Debtors, the statutory committee of unsecured creditors and certain secured creditors. Professional fees are estimated by the Debtors and will be reconciled to actual invoices when received.

(b) Represents United States Trustee Fees

NOTE 8 – PRE-PETITION LIABILITIES SUBJECT TO COMPROMISE

Pre-petition liabilities subject to compromise refers to unsecured obligations that will be accounted for under a plan of reorganization.  Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed.  SOP 90-7 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any potential collateral securing the claims, proofs of claim, or other events.  Pre-petition liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  At hearings held in June 2009, the Court granted final approval of many of the Debtors’ First Day Motions covering, among other things, insurance, business operations, certain tax matters, cash management, utilities, case management and retention of professionals.  Obligations associated with these matters are not classified as pre-petition liabilities subject to compromise.

In accordance with SOP 90-7, debt issuance costs associated with borrowing classified as pre-petition liabilities subject to compromise should be viewed as valuation adjustments to the related debt.  When the debt has become an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim (thereby adjusting existing debt issuance costs to the extent necessary to report the debt at this allowed amount).  Through June 30, 2009, the Bankruptcy Court had not classified any of the Debtors’ outstanding debt as allowed claims. Therefore, the Company has classified the Debtors’ Notes as “pre-petition liabilities subject to compromise” on the Condensed Consolidated Balance Sheet.  The Company may be required to expense these amounts or a portion thereof upon determination of the allowed claim by the Bankruptcy Court.

The Debtors may reject certain pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations with the approval of the Bankruptcy Court and may reject additional agreements in the future.  Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and will be classified as “pre-petition liabilities subject to compromise”.  Holders of pre-petition claims (excluding governmental claims) are required to file proofs of claims by the “general bar date”, which is September 8, 2009.  A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 cases.  Creditors have been notified of the general bar date and the requirement to file a proof of claim with the Bankruptcy Court.  Differences between liability amounts estimated by the Debtors and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim.  The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization.  Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Pre-petition liabilities subject to compromise consist of the following:

June 30, 2009

Secured notes payable	$1,697,507
Pre-petition accounts payable	162,624
Accrued interest on Notes	85,465

Total pre-petition liabilities subject to compromise	$1,945,596

Pre-petition liabilities subject to compromise include trade accounts payable related to pre-petition purchases.  As a result, the Company’s cash flows from operations were favorably affected by the stay of payment related to these accounts payable.  Accrued interest represents amounts due on the Notes as of the Petition Date.  No interest has been accrued on the Notes subsequent to the Petition Date because such amounts are not expected to become part of an allowed claim.

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

Overview

Woozyfly, Inc. was organized September 11, 2003 (Date of Inception) under the laws of the State of Nevada, as GPP Diversified, Inc.  The business of the Company was to sell pet products via the Internet.

The Company was initially authorized to issue 25,000,000 shares of its no par value common stock.  On November 9, 2005, the Company amended its articles of incorporation to increase its authorized capital to 100,000,000 shares with a par value of $0.001.  Concurrently, the Company changed its name from GPP Diversifed, Inc. to Pet Express Supplies, Inc.

On July 28, 2008, Pet Express Supply, Inc. entered into an Exchange Agreement with each of the shareholders of CJ Vision Enterprises, Inc., a Delaware corporation doing business as Woozyfly.com, pursuant to which (i) the Company's shareholder contributed back to the Company's treasury all but 700,000 issued and outstanding shares of the Company's common stocks, and (ii) Pet Express Supply, Inc. purchased from the shareholders of CJ Vision Enterprises, Inc. all issued and outstanding shares of CJ Vision Enterprises, Inc.’s, common stock, preferred stock and warrants to purchase CJ Vision Enterprises, Inc. stock, in consideration for the issuance of 13,410,672 shares of common stock of Pet Express Supply, Inc. and, to one of the shareholders of CJ Vision Enterprises, Inc., warrants to purchase 3,776,544 shares of common stock of Pet Express. The Share Exchange resulted in a change in control of Pet Express Supply, Inc. with the shareholders of CJ Vision Enterprises, Inc. owning 13,410,672 shares of common stock of Pet Express Supply, Inc. out of a total of 17,610,672 issued and outstanding shares after giving effect to the Share Exchange.  Also, the shareholders of CJ Vision Enterprises, Inc. were elected directors of Pet Express Supply, Inc. and appointed as its executive officers.  As a result of the Exchange Agreement, (i) CJ Vision Enterprises, Inc. became a wholly-owned subsidiary of Pet Express Supply, Inc. and (ii) Pet Express Supply, Inc. succeeded to the business of CJVE as its sole business.  Following the closing of the above transactions, Pet Express Supply, Inc. changed its corporate name to Woozyfly, Inc. effectuated a 6:1 stock split.

On January 15, 2009, the Company ceased operations.  Since ceasing operations, we have been seeking to restructure the Company’s capitalization in order to find suitable candidates for a business combination with a private company.  We have been unsuccessful in this attempt.  We have a substantial amount of secured and unsecured debt. Failure to settle this debt has caused us to petition for bankruptcy protection.

On May 12, 2009, Woozyfly or the “Debtor” filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York (the “ Bankruptcy Court ”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “ Bankruptcy Code ”). The Chapter 11 case is being administered under the caption In re Woozyfly, Inc. Case No. 09-13022 (JMP) (the “ Chapter 11 Case ”). The Debtor will continue to operate its business as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

In connection with the Chapter 11 Case, the Debtor filed a motion seeking Bankruptcy Court approval of (a) an arrangement pursuant to which the Debtor has entered into an agreement with MKM Opportunity Master Fund Ltd, as the lender (the “DIP Loan”).  MKM lent significant monies to the Debtor prior to the Petition Date, and has agreed to advance $100,000 as a DIP Loan to the Company, $35,000 of which was already lent to the Debtor in order to enable it to file the chapter 11 petition.  The Court has approved an initial disbursement post petition, of $35,000 of the DIP Loan to the Debtor, and the remaining $30,000 is subject to further Court determination. David Skriloff, the Company’s Chairman of the Board is the portfolio manager for Lender. Lender is also a creditor and stockholder of the Company. Proceeds of the loans under the DIP Credit Agreement will be used by the Debtor for working capital and other general corporate purposes of the Debtors and for the costs of administration of the Chapter 11 Case. The arrangement for the use of the DIP Loan contains certain financial and other covenants and certain events of default. On June16, 2009, the court issued an order granting the motion and authorized the Debtor to utilize up to $35,000 on an interim basis and possibly up too $100,000 under the DIP Loan.

The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the Company's 6% Secured Convertible Notes due June 30, 2011 ("Convertible Notes". As a result, all indebtedness outstanding under these facilities and the notes became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

Going Concern Matters

The ability of the Company to continue as a going concern is dependent upon, among other things, (i) the Company’s ability to comply with the terms and conditions of its DIP financing; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; (v) the ability of the Company to find a suitable merger candidate; (vi) the cost and outcome of the reorganization process; (vii) the Company’s ability to obtain alternative financing; and (viii) the Company’s ability to achieve profitability.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently evaluating various courses of action to address the issues the Company is facing.  There can be no assurance that any of these efforts will be successful.

The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings.  In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; or (iv) as to operations, the effect of any changes that may be made to our business.

In accordance with accounting principles generally accepted in the United States (“GAAP”), we have applied American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in preparing the consolidated financial statements.  SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items on the accompanying Condensed Consolidated Statements of Operations.  In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the Condensed Consolidated Balance Sheet at June 30, 2009 in “pre-petition liabilities subject to compromise”.  These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

As a result of the Bankruptcy Filing, realization of assets and liquidation of liabilities are subject to uncertainty.  While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements.  Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated financial statements.  Our historical consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

The potential adverse publicity associated with the Bankruptcy Filing and the resulting uncertainty regarding the Company’s future prospects may hinder the Company’s ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of the Company to attract, retain and compensate key executives and employees and to retain employees generally; limiting the Company’s ability to obtain trade credit; and impairing present and future relationships with vendors and service providers.

Results of Operations

For the Three Months Ended June 30, 2009 and 2008

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $58,457 and zero for the three months ended June 30, 2009 and 2008, respectively.

Interest Income, Interest Expense and Other

Interest expense and other, net was $12,777 and zero for the three months ended June 30, 2009 and 2008, respectively, an increase in expense of $12,777.  The increase is principally due to increased debt.

Discontinued Operations
Loss from discontinued operations was $zero and $7,078 for the three months ended June 30, 2009 and 2008, respectively.

For the Six Months Ended June 30, 2009 and 2008

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $90,956 and zero for the six months ended June 30, 2009 and 2008, respectively.

Interest Income, Interest Expense and Other

Interest expense and other, net was $35,586 and zero for the six months ended June 30, 2009 and 2008, respectively, an increase in expense of $35,586.  The increase is principally due to increased debt.

Discontinued Operations
Loss from discontinued operations was $82,441 and $12,870 for the six months ended June 30, 2009 and 2008, respectively.

Bankruptcy

As described in more detail elsewhere in this Form 10-Q, Woozyfly filed voluntary petitions under Chapter 11 of the Bankruptcy Code on May 12, 2009.  No assurance can be provided as to what values, if any, will be ascribed in Woozyfly’s bankruptcy proceedings to the pre-petition liabilities, common stock and other securities.  Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities or securities.

In order to successfully exit Chapter 11 bankruptcy, Woozyfly will need to propose, and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code.  A plan of reorganization could, among other things, resolve Woozyfly’s pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.  Although Woozyfly expects to file a reorganization plan that provides for emergence from Chapter 11 bankruptcy some time in the future, there can be no assurance that a reorganization plan will be proposed by Woozyfly or confirmed by the Bankruptcy Court, or that any such plan will be consummated.

The Company has incurred and will continue to incur significant costs associated with the reorganization.  The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Company’s results of operations.

Liquidity and Capital Resources

Overview and Outlook

As a result of our Bankruptcy Filing and the circumstances leading to our Bankruptcy Filing as described elsewhere in this report, we face uncertainty regarding the adequacy of our liquidity and capital resources and have limited access to financing.  The Bankruptcy Filing constituted an event of default under our pre-petition secured revolving credit facility and the indenture governing our Notes, and the debt obligations under those agreements became automatically and immediately due and payable, subject to the automatic stay provisions of Section 362 of the Bankruptcy Code.

During the pendency of the Bankruptcy Cases, we expect that our primary sources of liquidity will be cash flows from borrowings under our DIP Facility.  In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Bankruptcy Filing and expect that we will continue to incur significant professional fees and costs.  We cannot assure you that the amounts of cash available from operations, together with our DIP Facility, will be sufficient to fund our operations, including operations during the period until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors and be confirmed by the Bankruptcy Court.  Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until a plan of reorganization has been developed and is confirmed by the Bankruptcy Court.

Funds available under our DIP Facility are expected to be sufficient to fund operations of our business through the end of 2009.  However, funds available under our DIP Facility cannot be used for capital expenditures beyond those permitted in our DIP Facility budget, absent consent from the post-petition lenders and modification of the DIP Facility budget.

Sources of Liquidity

Net cash used in operating activities was $72,295 and $12,007 in the six months ended June 30, 2009 and 2008, respectively.  The increase of $60,288 was due to the expenses incurred in the shutting down of previous activities and preparation for bankruptcy.

Net cash provided by financing activities was $35,000 and zero in the six months ended June 30, 2009 and 2008, respectively.  The increase was due to amounts borrowed under the DIP Credit Facility

We suffered recurring losses from operations and have an accumulated deficit of $4,259,909 at June 30, 2009.  Currently, we are a non-operating public company. We are seeking out suitable candidates for a business combination with a private company.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs.   Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction. Since the ceasing operations, we have been seeking to restructure the Company’s capitalization in order to find suitable candidates for a business combination with a private company.  We have been unsuccessful in this attempt.

On May 12, 2009, Woozyfly or the “Debtor” filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York (the “ Bankruptcy Court ”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “ Bankruptcy Code ”). The Chapter 11 case is being administered under the caption In re Woozyfly, Inc. Case No. 09-13022 (JMP) (the “ Chapter 11 Case ”). The Debtor will continue to operate its business as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

In connection with the Chapter 11 Case, the Debtor filed a motion seeking Bankruptcy Court approval of (a) an arrangement pursuant to which the Debtor has entered into an agreement with MKM Opportunity Master Fund Ltd, as the lender (the “DIP Loan”).  MKM lent significant monies to the Debtor prior to the Petition Date, and has agreed to advance $100,000 as a DIP Loan to the Company, $35,000 of which was already lent to the Debtor in order to enable it to file the chapter 11 petition.  The Court has approved an initial disbursement post petition, of $35,000 of the DIP Loan to the Debtor, and the remaining $30,000 is subject to further Court determination. David Skriloff, the Company’s Chairman of the Board is the portfolio manager for Lender. Lender is also a creditor and stockholder of the Company. Proceeds of the loans under the DIP Credit Agreement will be used by the Debtor for working capital and other general corporate purposes of the Debtors and for the costs of administration of the Chapter 11 Case. The arrangement for the use of the DIP Loan contains certain financial and other covenants and certain events of default. On June16, 2009, the court issued an order granting the motion and authorized the Debtor to utilize up to $35,000 on an interim basis and possibly up too $100,000 under the DIP Loan.

The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the Company's 6% Secured Convertible Notes due June 30, 2011 ("Convertible Notes". As a result, all indebtedness outstanding under these facilities and the notes became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

As of June 30, 2009, the Debtors are in compliance with the terms of the DIP Facility.

Inflation and Seasonality

Inflation has not been material to us during the past five years. Seasonality has not been material to us.

Recent Accounting Pronouncements

Please see Notes to Unaudited Condensed Financial Statements, Note 1, Significant Recent Accounting Pronouncements.

Off-Balance Sheet Arrangements – We have no off-balance sheet arrangements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter or six months ended June 30, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On May 12, 2009, Woozyfly or the “Debtor” filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “ Bankruptcy Code ”). The Chapter 11 case is being administered under the caption In re Woozyfly, Inc. Case No. 09-13022 (JMP) (the “Chapter 11 Case”). The Debtor will continue to operate its business as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

ITEM 1A. Risk Factors

The Company included in its Annual Report on Form 10-K as of December 31, 2008 and in its Quarterly Report on Form 10-Q for the three months ended March 31, 2009 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”).  There have been no material changes to the risk factors previously disclosed.

ITEM 3. Defaults Upon Senior Securities

The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the Company's 6% Secured Convertible Notes due June 30, 2011 ("Convertible Notes". As a result, all indebtedness outstanding under these facilities and the notes became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

ITEM 6.	Exhibits
	10.1	Debt in Possession Credit Facility between Woozyfly, Inc. and MKM Opportunity Master Fund, LTD.

	31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOOZYFLY, INC.

Date: August 13, 2009	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Interim President

EXHIBIT INDEX

Exhibit	Description

10.1	Debt in Possession Credit Facility between Woozyfly, Inc. and MKM Opportunity Master Fund, LTD.

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.