Form 10-Q
period 2009-09-30
Woozyfly Inc.
filed 2009-10-29
CIK 1357838

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2009

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

Registrant’s phone number, including area code (646) 594-8669

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2009
Common Stock, $.001 par value	17,610,672

WOOZYFLY, INC.

INDEX

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
Condensed Consolidated Balance Sheets — September 30, 2009 (Unaudited) and December 31, 2008
Condensed Consolidated Statements of Operations (Unaudited) — Three and nine months ended September 30, 2009 and 2008
Condensed Consolidated Statements of Cash Flows (Unaudited) —Three and nine months ended September 30, 2009 and 2008
Notes to Condensed Consolidated Financial Statements
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

WOOZYFLY, INC. AND SUBSIDIARY
(Debtor-in-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,996	$37,842
TOTAL CURRENT ASSETS	1,996	37,842
TOTAL ASSETS	$1,996	$37,842

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Debtor-in-possession debt facility	$55,000	$-
Accounts payable	9,500	-
Accrued interest	2,083	-
TOTAL CURRENT LIABILITIES	66,583	-
Pre-petition liabilities subject to compromise	162,624	76,925
Pre-petition accrued interest	85,465	48,120
Pre-petition notes payable	1,697,507	1,697,507
TOTAL LIABILITIES	1,945,596	1,822,552

STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and
outstanding, no rights or privileges designated	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,610,672 issued and outstanding at September 30, 2009 and December 31, 2008	17,610	17,610
Additional paid in capital	2,248,604	2,248,604
Accumulated deficit	(4,276,397)	(4,050,924)
Total stockholders' deficit	(2,010,183)	(1,784,710)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,996	$37,842

See accompanying notes to the condensed consolidated financial statements.

WOOZYFLY, INC.
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
REVENUES	$—	$—	$—	$—
COST OF SALES	—	—	—	—
GROSS PROFIT	—	—	—	—
OPERATING EXPENSES
Selling, general and administrative expenses	15,299	—	106,255	—
LOSS FROM OPERATIONS	(15,299)	—	(106,255)	—
Interest expense and other, net	(1,189)	—	(36,775)	—
Loss from continuing operations	(16,488)		(143,030)
Loss from discontinued operations	—	(761,929)	(225,471)	(2,330,806)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(16,488)	$(761,929)	$(225,471)	$(2,330,806)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.00)	$(0.05)	$(0.00)	$(0.18)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	17,610,672	15,910,363	17,610,672	13,223,454

See accompanying notes to the condensed consolidated financial statements.

WOOZYFLY, INC.
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(143,032)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Pre-petition accrued interest	37,345	—
Pre-petition accounts payable	40,010	—
Changes in operating assets and liabilities:
Accrued interest	2,083	—
Accounts payable	9,500	—
Net cash provided by operating activities from continuing operations	(54,094)	—
Net cash used in operating activities from discontinued operations	(36,752)	(2,073,046)
Net cash used in operating activities	(90,846)	(2,073,046)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of note payable	55,000	1,547,507
Net proceeds from issuance of note payable	—	347,876
Net cash provided by financing activities	55,000	1,895,383
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,846)	(177,663)
CASH AND CASH EQUIVALENTS, Beginning of period	37,842	288,903
CASH AND CASH EQUIVALENTS, End of period	$1,996	$111,240

	Nine months Ended September 30,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$—	$—
Income taxes	$—	$—
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

On May 12, 2009, Woozyfly or the “Debtor” filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court ”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “ Bankruptcy Code ”). The Chapter 11 case is being administered under the caption In re Woozyfly, Inc. Case No. 09-13022 (JMP) (the “Chapter 11 Case”). The Debtor will continue to operate its business as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

In connection with the Chapter 11 Case, the Debtor filed a motion seeking Bankruptcy Court approval of (a) an arrangement pursuant to which the Debtor has entered into an agreement with MKM Opportunity Master Fund Ltd, as the lender (the “DIP Loan”).  MKM lent significant monies to the Debtor prior to the Petition Date, and has agreed to advance $100,000 as a DIP Loan to the Company, $35,000 of which was already lent to the Debtor in order to enable it to file the chapter 11 petition.  The Court has approved an initial disbursement post petition, of $35,000 of the DIP Loan to the Debtor, and the remaining $30,000 is subject to further Court determination. David Skriloff, the Company’s former Chairman of the Board is the portfolio manager for Lender. Lender is also a creditor and stockholder of the Company. Proceeds of the loans under the DIP Credit Agreement will be used by the Debtor for working capital and other general corporate purposes of the Debtors and for the costs of administration of the Chapter 11 Case. The arrangement for the use of the DIP Loan contains certain financial and other covenants and certain events of default. On June 16, 2009, the court issued an order granting the motion and authorized the Debtor to utilize up to $35,000 on an interim basis and possibly up too $100,000 under the DIP Loan. Concurrent with the filing of Chapter 11, David Skriloff and Kellis Veach resigned from the Board of Directors.

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

On August 28, 2009, we entered into a Letter of Intent (“Agreement”) with STW Resources, Inc. (“Acquiree”).  Pursuant to the Agreement, there would be a one for one exchange of the Acquiror’s shares of common stock and securities for all of the issued and outstanding voting capital stock of Acquiree. At such time, the Acquiree would merge into a wholly owned subsidiary of Acquiror.  The objective of our discussions has been the execution and consummation, as soon as feasible and subject to the Bankruptcy Court Approval, of a formal agreement between Acquiror and Acquiree (the "Acquisition Agreement").

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

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments unless otherwise disclosed) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 2009 and 2008.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

In accordance with accounting principles generally accepted in the United States (“GAAP”), we have applied American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in preparing the consolidated financial statements.  SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items on the accompanying Condensed Consolidated Statements of Operations.  In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the Condensed Consolidated Balance Sheet at September 30, 2009 in “pre-petition liabilities subject to compromise”.  These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

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

Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share for the quarters ended September 30, 2009 and 2008 because their effect is anti-dilutive.

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

Debtor-in-possession Debt Facility

In connection with the Chapter 11 Case, the Debtor filed a motion seeking Bankruptcy Court approval of (a) an arrangement pursuant to which the Debtor has entered into an agreement with MKM Opportunity Master Fund Ltd, as the lender (the “DIP Loan”).  MKM lent significant monies to the Debtor prior to the Petition Date, and has agreed to advance $100,000 as a DIP Loan to the Company, $35,000 of which was already lent to the Debtor in order to enable it to file the chapter 11 petition.  The Court has approved an initial disbursement post petition, of $35,000 of the DIP Loan to the Debtor, and the remaining $30,000 is subject to further Court determination. David Skriloff, the Company’s Chairman of the Board is the portfolio manager for Lender. Lender is also a creditor and stockholder of the Company. Proceeds of the loans under the DIP Credit Agreement will be used by the Debtor for working capital and other general corporate purposes of the Debtors and for the costs of administration of the Chapter 11 Case. The arrangement for the use of the DIP Loan contains certain financial and other covenants and certain events of default. On June16, 2009, the court issued an order granting the motion and authorized the Debtor to utilize up to $35,000 on an interim basis and possibly up too $100,000 under the DIP Loan. As of September 30, 2009, MKM has lent us $55,000 under the DIP Loan.

NOTE 3 - WARRANTS

We have 5,378,610 warrants issued and outstanding at September 30, 2009.The following summarizes pricing and term information for warrants issued to investors which are outstanding as of September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.01	3,776,544	3.75	$0.01	3,776,544	$0.01
$0.75	1,602,066	3.75	$0.75	1,602,066	$0.75

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

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price

$0.67	606,000	4.00	$0.67	606,000	$0.67

During the quarter ended September 30, 2009, the Company we issued no options.  We have 606,000 options issued and outstanding at September 30, 2009.

Balance at December 31, 2007	-

Issued	4,177,002

Expired	3,571,002

Balance at December 31, 2008	606,000

Issued	-

Expired	-
Balance at September 30, 2009	606,000

NOTE 5 – EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the quarters ended September 30, 2009 and 2008 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Quarters Ended September 30,
	2009	2008
Weighted average common stock equivalents:
Stock options	606,000	-
Warrants	5,378,610	-

NOTE 6 – CONCENTRATION OF CREDIT RISK

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000, per financial institution.  As of September 30, 2009, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

NOTE 7 – REORGANIZATION ITEMS

SOP 90-7 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing the Debtors under Chapter 11.  The Debtors’ reorganization items for the three and nine months ended September 30, 2009 consist of the following:

	Three months ended	Nine months ended
	September 30,
	2009	2009

Provision for rejected executory contracts and leases	$-	$-
Professional fees directly related to reorganization (a)	14,974	84,474
Other (b)	325	650
Total reorganization items	$15,299	$85,124

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

In accordance with SOP 90-7, debt issuance costs associated with borrowing classified as pre-petition liabilities subject to compromise should be viewed as valuation adjustments to the related debt.  When the debt has become an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim (thereby adjusting existing debt issuance costs to the extent necessary to report the debt at this allowed amount).  Through September 30, 2009, the Bankruptcy Court had not classified any of the Debtors’ outstanding debt as allowed claims. Therefore, the Company has classified the Debtors’ Notes as “pre-petition liabilities subject to compromise” on the Condensed Consolidated Balance Sheet.  The Company may be required to expense these amounts or a portion thereof upon determination of the allowed claim by the Bankruptcy Court.

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

September 30, 2009

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

The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the Company's 6% Secured Convertible Notes due September 30, 2011 ("Convertible Notes". As a result, all indebtedness outstanding under these facilities and the notes became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

On August 28, 2009, we entered into an Agreement STW Resources, Inc.  Pursuant to the Agreement, there would be a one for one exchange of the Acquiror’s shares of common stock and securities for all of the issued and outstanding voting capital stock of Acquiree. At such time, the Acquiree would merge into a wholly owned subsidiary of Acquiror.  The objective of our discussions has been the execution and consummation, as soon as feasible and subject to the Bankruptcy Court Approval, of a formal agreement between Acquiror and Acquiree.

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

In accordance with accounting principles generally accepted in the United States (“GAAP”), we have applied American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in preparing the consolidated financial statements.  SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items on the accompanying Condensed Consolidated Statements of Operations.  In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the Condensed Consolidated Balance Sheet at September 30, 2009 in “pre-petition liabilities subject to compromise”.  These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

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

Results of Operations

For the Three Months Ended September 30, 2009 and 2008

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15,299 and zero for the three months ended September 30, 2009 and 2008, respectively.

Interest Income, Interest Expense and Other

Interest expense and other, net was $1,189 and zero for the three months ended September 30, 2009 and 2008, respectively, an increase in expense of $12,777.  The increase is principally due to increased debt.

Discontinued Operations

Loss from discontinued operations was $zero and $761,929 for the three months ended September 30, 2009 and 2008, respectively. The decrease in expenses of $761,929 was related to the cessation of operations on January 15, 2009

For the Nine months Ended September 30, 2009 and 2008

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $106,255 and zero for the nine months ended September 30, 2009 and 2008, respectively.

Interest Income, Interest Expense and Other

Interest expense and other, net was $36,775 and zero for the nine months ended September 30, 2009 and 2008, respectively, an increase in expense of $36,775.  The increase is principally due to increased debt.

Discontinued Operations

Loss from discontinued operations was $225,471 and $2,330,806 for the nine months ended September 30, 2009 and 2008, respectively.

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

Sources of Liquidity

Net cash used in operating activities was $90,846 and $2,073,046 in the nine months ended September 30, 2009 and 2008, respectively.  The decrease of $1,982,200 was due to the cessation of operations on January 15, 2009 offset by the expenses incurred in the shutting down of previous activities and preparation for bankruptcy.

Net cash provided by financing activities was $55,000 and $1,895,383 in the nine months ended September 30, 2009 and 2008, respectively.  The decrease was due to amounts a fundraising in consummated in July 2008 offset by amounts borrowed under the DIP Credit Facility

We suffered recurring losses from operations and have an accumulated deficit of $4,276,397 at September 30, 2009.  Currently, we are a non-operating public company. We are seeking out suitable candidates for a business combination with a private company.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs.   Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction. Since the ceasing operations, we have been seeking to restructure the Company’s capitalization in order to find suitable candidates for a business combination with a private company.  We have been unsuccessful in this attempt.

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

As of September 30, 2009, the Debtors are in compliance with the terms of the DIP Facility.

Inflation and Seasonality

Inflation has not been material to us during the past five years. Seasonality has not been material to us.

Recent Accounting Pronouncements

None

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter or nine months ended September 30, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WOOZYFLY, INC.

Date: October 28, 2009	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Interim President

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.