Form 10-K
period 2009-12-31
Woozyfly Inc.
filed 2010-01-28
CIK 1357838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-51430

WOOZYFLY INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3768799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
244 Fifth Avenue, Suite 1878, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(949) 903-0468

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes       No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☒      No   

At January 28, 2010, the there was no aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) due to the lack of trading.  At January 28, 2010, there were 17,610,672 shares of the Registrant’s common stock outstanding.

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

PART I

Item 1.  Description of Business

General

Woozyfly Inc., and its subsidiary, which are collectively referred to as “Woozyfly,” “Company,” “we,” “us,” or “our,” unless the context otherwise requires.  Woozyfly, Inc. was organized September 11, 2003 (Date of Inception) under the laws of the State of Nevada, as GPP Diversified, Inc.  The business of the Company was to sell pet products via the Internet.

We were initially authorized to issue 25,000,000 shares of its no par value common stock.  On November 9, 2005, we amended its articles of incorporation to increase its authorized capital to 100,000,000 shares with a par value of $0.001.  Concurrently, we changed its name from GPP Diversifed, Inc. to Pet Express Supplies, Inc.

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

On January 15, 2009, we ceased operations.  Since ceasing operations, we have been seeking to restructure the Company’s capitalization in order to find suitable candidates for a business combination with a private company.  We have been unsuccessful in this attempt.  We have a substantial amount of secured and unsecured debt. Failure to settle this debt has caused us to petition for bankruptcy protection.

On May 12, 2009, Woozyfly or the “Debtor” filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 case is being administered under the caption In re Woozyfly, Inc. Case No. 09-13022 (JMP) (the “Chapter 11 Case”). The Debtor will continue to operate its business as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

On January 21, 2010, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with STW Acquisition, Inc. (“Acquisition Sub”), a wholly owned subsidiary of the Company, STW Resources, Inc. (“Acquiree”) and certain shareholders of STW controlling a majority of the issued and outstanding shares of Acquiree.  Pursuant to the Merger Agreement, the Company will be merged into the Acquisition Sub resulting in an exchange of all of the issued and outstanding shares of Acquiree for shares of the Company on a one for one basis. At such time, the Acquiree will become a wholly owned subsidiary of the Company.  The Merger Agreement is subject to the Bankruptcy Court confirmation as well as standard closing conditions.

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

We have a history of net losses.

We have a history of incurring losses from operations. As of December 31, 2009, we had an accumulated deficit of approximately $4,388,654.  Our existing cash and cash equivalents will not be sufficient to fund our business needs.  We will rely on funding from additional financing for our cash needs.  Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction.

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

Primarily as a result of our recurring losses and our lack of liquidity, the Company received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern for the year ended December 31, 2009.

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

Item 3.  Legal Proceedings.

As described in more detail elsewhere in this Form 10-K, Woozyfly filed voluntary petitions under Chapter 11 of the Bankruptcy Code on May 12, 2009.  No assurance can be provided as to what values, if any, will be ascribed in Woozyfly’s bankruptcy proceedings to the pre-petition liabilities, common stock and other securities.  Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities or securities.

In order to successfully exit Chapter 11 bankruptcy, Woozyfly will need to propose, and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code.  A plan of reorganization could, among other things, resolve Woozyfly’s pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.  Although Woozyfly expects to file a reorganization plan that provides for emergence from Chapter 11 bankruptcy sometime in the future, there can be no assurance that a reorganization plan will be proposed by Woozyfly or confirmed by the Bankruptcy Court, or that any such plan will be consummated.

The Company has incurred and will continue to incur significant costs associated with the reorganization.  The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Company’s results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

. PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

The shares of our common stock is listed and principally quoted on the OTC Bulletin Board under the trading symbol “WZYFQ”

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTC Bulletin Board.

Quarterly period	High	Low
Fiscal year ended December 31, 2008:
Third Quarter	$5.25	$0.88
Fourth Quarter	$0.88	$0.15
Fiscal year ended December 31, 2009:
First Quarter	$0.15	$0.15
Second Quarter	$0.15	$0.15
Third Quarter	$0.15	$0.15
Fourth Quarter	$0.15	$0.15
Prior to the third quarter, our stock was not actively traded.

Holders
As of January 28, 2010, there were approximately 52 registered holders of record of the Company's Common Stock.

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

Recent Sale of Unregistered Securities.

On July 28, 2008, we entered into a Exchange Agreement  with each of the Shareholders of CJ Vision Enterprises, Inc., a Delaware corporation doing business as Woozyfly, pursuant to which we purchased from the Shareholders all issued and outstanding shares of CJVE’s common stock, preferred stock and warrants to purchase CJVE stock in consideration for the issuance of 13,410,672 shares of common stock of Pet Express and, to one of the Shareholders, warrants to purchase 3,776,544 shares of common stock of Pet Express (the "Share Exchange").

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

Additionally, on July 25, 2008, Woozyfly Inc. entered into a Loan and Security Agreement (the "Loan Agreement") providing for the issuance to several accredited investors by Woozyfly Inc. of its 6% Convertible Notes due June 30, 2011 ("Convertible Notes"). Pursuant to the Loan Agreement, an aggregate principal amount of $1,400,000 of Convertible Notes have been issued; all but $150,000 in aggregate principal amount of such Convertible Notes were issued in the third quarter. An aggregate principal amount of $350,000 of such Convertible Notes were issued pursuant to the Exchange Agreement dated July 25, 2008 to Corporation Communication Network, Inc., Lynn Cole Capital, and MKM Opportunity Master Fund, LP in exchange for convertible notes issued in the same principal amount to such investors by C J Vision Enterprises, Inc. The entire principal amount under the Convertible Notes plus all accrued and unpaid interest is due on June 30, 2011. Interest is payable on the last day of each calendar quarter, commencing September 30, 2008. Woozyfly Inc. may make interest payments in cash, or at its option through the reduction of the conversion price discussed below.

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

We were initially authorized to issue 25,000,000 shares of its no par value common stock.  On November 9, 2005, we amended its articles of incorporation to increase its authorized capital to 100,000,000 shares with a par value of $0.001.  Concurrently, we changed its name from GPP Diversifed, Inc. to Pet Express Supplies, Inc.

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

On January 15, 2009, we ceased operations.  Since ceasing operations, we have been seeking to restructure the Company’s capitalization in order to find suitable candidates for a business combination with a private company.  We have been unsuccessful in this attempt.  We have a substantial amount of secured and unsecured debt. Failure to settle this debt has caused us to petition for bankruptcy protection.

On May 12, 2009, Woozyfly or the “Debtor” filed a voluntary petition in the Bankruptcy Court seeking reorganization relief under the provisions of Chapter 11 the Bankruptcy Code. The Chapter 11 case is being administered under the caption In re Woozyfly, Inc. Case No. 09-13022 (JMP). The Debtor will continue to operate its business as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

In connection with the Chapter 11 Case, the Debtor filed a motion seeking Bankruptcy Court approval of (a) an arrangement pursuant to which the Debtor has entered into DIP Loan.  MKM lent significant monies to the Debtor prior to the Petition Date, and has agreed to advance $100,000 as a DIP Loan to the Company, $35,000 of which was already lent to the Debtor in order to enable it to file the chapter 11 petition.  The Court has approved an initial disbursement post petition, of $35,000 of the DIP Loan to the Debtor, and the remaining $30,000 is subject to further Court determination. David Skriloff, the Company’s former Chairman of the Board is the portfolio manager for Lender. Lender is also a creditor and stockholder of the Company. Proceeds of the loans under the DIP Credit Agreement will be used by the Debtor for working capital and other general corporate purposes of the Debtors and for the costs of administration of the Chapter 11 Case. The arrangement for the use of the DIP Loan contains certain financial and other covenants and certain events of default. On June 16, 2009, the court issued an order granting the motion and authorized the Debtor to utilize up to $35,000 on an interim basis and possibly up too $100,000 under the DIP Loan. Concurrent with the filing of Chapter 11, David Skriloff and Kellis Veach resigned from the Board of Directors.

The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the Convertible Notes. As a result, all indebtedness outstanding under these facilities and the notes became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

On January 21, 2010, we entered into an Agreement and Plan of Merger with STW Acquisition, Inc., STW Resources, Inc. and certain shareholders of STW controlling a majority of the issued and outstanding shares of Acquiree.  Pursuant to the Merger Agreement, the Company will be merged into the Acquisition Sub resulting in an exchange of all of the issued and outstanding shares of Acquiree for shares of the Company on  a one for one basis. At such time, the Acquiree will become a wholly owned subsidiary of the Company.  The Merger Agreement is subject to the Bankruptcy Court confirmation as well as standard closing conditions.

Recently Issued Accounting Pronouncements

Refer to Note 1 to the financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during 2009.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

Certain reclassifications have been made to the prior fiscal year amounts disclosed in the financial statements to conform to the presentation for the fiscal year ended December 31, 2009. These reclassifications had no effect on the reported net loss or stockholders’ equity.

Fiscal Year 2009 Compared to Fiscal Year 2008

Results from Operations

The information below represents our historical numbers.  These numbers are not meaningful going forward due to the sale of all of our business lines.

Revenues

Revenues were zero for the years ended December 31, 2009 and 2008, respectively.

Cost of Sales

Cost of sales was zero for the years ended December 31, 2009 and 2008, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $214,241 and zero for the years ended December 31, 2009 and 2008, respectively.

Interest Income, Expense and Other, Net

Interest expense and other, net was $41,048 and $46,943 in the years ended December 31, 2009 and 2008, respectively.  The decrease of $5,895 was due to not taking interest expense on the Convertible Notes after the Petition Date.

Discontinued Operations

Loss from discontinued operations was 82,441 and $2,865,816 in the years ended December 31, 2009 and 2008, respectively.

Bankruptcy

As described in more detail elsewhere in this Form 10-K, Woozyfly filed voluntary petitions under Chapter 11 of the Bankruptcy Code on May 12, 2009.  No assurance can be provided as to what values, if any, will be ascribed in Woozyfly’s bankruptcy proceedings to the pre-petition liabilities, common stock and other securities.  Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities or securities.

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

Sources of Liquidity

Net cash used in operating activities was $102,533 and $2,171,321 in the year ended December 31, 2009 and 2008, respectively.  The decrease of $2,068,788 was due to the cessation of operations on January 15, 2009 offset by the expenses incurred in the shutting down of previous activities and preparation for bankruptcy.

Net cash provided by financing activities was $65,000 and $2,188,777 in the year ended December 31, 2009 and 2008, respectively.  The decrease was due to amounts a fundraising in consummated in July 2008 offset by amounts borrowed under the DIP Credit Facility

We suffered recurring losses from operations and have an accumulated deficit of $4,388,654 at December 31, 2009.  Currently, we are a non-operating public company. We are seeking out suitable candidates for a business combination with a private company.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs.   Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction. Since the ceasing operations, we have been seeking to restructure the Company’s capitalization in order to find suitable candidates for a business combination with a private company.

On January 21, 2010, we entered into an Agreement and Plan of Merger with STW Acquisition, Inc., STW Resources, Inc. and certain shareholders of STW controlling a majority of the issued and outstanding shares of Acquire.  Pursuant to the Merger Agreement, the Company will be merged into the Acquisition Sub resulting in an exchange of all of the issued and outstanding shares of Acquiree for shares of the Company on  a one for one basis. At such time, the Acquiree will become a wholly owned subsidiary of the Company.  The Merger Agreement is subject to the Bankruptcy Court confirmation as well as standard closing conditions.

On May 12, 2009, Woozyfly or the “Debtor” filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 case is being administered under the caption In re Woozyfly, Inc. Case No. 09-13022 (JMP) (the “Chapter 11 Case”). The Debtor will continue to operate its business as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

In connection with the Chapter 11 Case, the Debtor filed a motion seeking Bankruptcy Court approval of (a) an arrangement pursuant to which the Debtor has entered into an agreement with MKM Opportunity Master Fund Ltd, as the lender (the “DIP Loan”).  MKM lent significant monies to the Debtor prior to the Petition Date, and has agreed to advance $100,000 as a DIP Loan to the Company, $35,000 of which was already lent to the Debtor in order to enable it to file the chapter 11 petition.  Lender is also a creditor and stockholder of the Company. Proceeds of the loans under the DIP Credit Agreement will be used by the Debtor for working capital and other general corporate purposes of the Debtors and for the costs of administration of the Chapter 11 Case. The arrangement for the use of the DIP Loan contains certain financial and other covenants and certain events of default. The court issued orders granting the motion and authorized the Debtor to utilize up to $100,000 under the DIP Loan.

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

As of December 31, 2009, the Debtors are in compliance with the terms of the DIP Facility.

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

Off-Balance Sheet Arrangements

           As of December 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.

WOOZYFLY INC.

TABLE OF CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	19
CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Consolidated Balance Sheets	20
Consolidated Statements of Operations	21
Consolidated Statements of Shareholders' Deficit	22
Consolidated Statements of Cash Flows	23
Notes to Consolidated Financial Statements	24 to 33

To the Board of Directors and Stockholders
Woozyfly, Inc.
New York, New York

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated balance sheet of Woozyfly, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  Woozyfly, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woozyfly, Inc. (formerly Pet Express Supply, Inc.) as of December 31, 2009 and 2008 and the results of its operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Weaver & Martin, LLC
Kansas City, Missouri
January 28, 2010

Woozyfly Inc.
Consolidated Balance Sheets

ASSETS
	December 31,
	2009	2008

Current assets
Cash & cash equivalents (held in trust)	$309	$37,842
Total Current Assets	$309	$37,842

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Debtor-in-possession debt facility	$65,000	$-
Accounts payable	108,450	-
Accrued interest	3,703	-
Total current liabilities	177,153	-

Long term liabilities
Pre-petition liabilities subject to compromise	162,624	76,925
Pre-petition accrued interest	85,465	48,120
Pre-petition notes payable	1,697,507	1,697,507
Total Liabilities	2,122,749	1,822,552

Shareholders' deficit
Common stock, 100,000,000 shares authorized; $0.001 par value;
17,610,672 shares issued and outstanding as of December 31, 2009 and 2008	17,610	17,610
Additional paid in capital	2,248,604	2,248,604
Accumulated deficit	(4,388,654)	(4,050,924)
Total shareholders' deficit	(2,122,440)	(1,784,710)
Total liabilities and shareholders' deficit	$309	$37,842

The accompanying notes are an integral part of these financial statements.

Woozyfly Inc.
Consolidated Statements of Operations

	For the years ended December 31,
	2009	2008

Revenue, net	$-	$-

Operating expenses
Directors and officers compensation	65,500	-
General & administrative expenses	148,741	-
Total operating expenses	214,241	-

Loss from operations	214,241	-

Other expenses
Interest income / (expense)	(41,048)	(46,943)

Loss from continuing operations	(255,289)	(46,943)

Loss from discontinued operations	(82,441)	(2,865,816)

Net Loss	$(337,730)	$(2,912,759)
Loss per share:
Loss per share from continuing operation	$(0.02)	$(0.00)
Loss per share from discontinued operations	$(0.00)	$(0.27)
Basic & dilutive loss per share	$(0.02)	$(0.27)

Basic & diluted weighted average shares outstanding	17,610,672	10,616,998

The accompanying notes are an integral part of these financial statements.

Woozyfly Inc.
Consolidated Statements of Shareholders' Deficit
For the Years Ended December 31, 2009 and 2008

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2007	5,455,000	$5,455	$48,284	$(43,418)	$10,321

Shares Cancelled	(4,755,000)	(4,755)	4,755
Stock Split 6 for 1	3,500,000	3,500	(3,500)
Acquisition of CJ Vision Enterprises, Inc.	13,410,672	13,410	2,199,065	(1,094,747)	1,117,728

Net (loss)
For year ended
December 31, 2008	-	-	-	(2,912,759)	(2,912,759)
Balance, December 31, 2008	17,610,672	17,610	2,248,604	(4,050,924)	(1,784,710)

Net (loss)
For year ended
December 31, 2009	-	-	-	(337,730)	(337,730)
Balance, December 31, 2009	17,610,672	$17,610	$2,248,604	$(4,388,654)	$(2,122,440)

The accompanying notes are an integral part of these financial statements.

Woozyfly Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	For the Year Ended
	December 31,
	2009	2008
Cash flows from operating activities
Loss from continuing operations	$(255,289)	$-
Adjustments to reconcile net loss to net cash provided by operating activities:
Pre-petition accrued interest	37,345	-
Pre-petition accounts payable	40,010	-
Changes in operating assets and liabilities:
Accrued interest	3,703	-
Accounts payable	108,450	-
Net cash used in operating activities from continuing operations	(65,781)
Net cash used in operating activities from discontinued operations	(36,752)	(2,171,321)
Net cash used in operating activities	(102,533)	(2,171,321)

Cash flows from investing activities
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from notes payable	65,000	2,188,777
Proceeds from sale of common stock	-	-
Net cash provided from financing activities	65,000	2,188,777

Net increase(decrease) in cash	(37,533)	17,456
Cash - beginning	37,842	20,386
Cash - ending	$309	$37,842

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

WOOZYFLY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1.    Nature of business and significant accounting policies

Current Operations and Background — We were organized September 11, 2003 (Date of Inception) under the laws of the State of Nevada, as GPP Diversified, Inc.  The business of the Company was to sell pet products via the Internet.

We were initially authorized to issue 25,000,000 shares of its no par value common stock.  On November 9, 2005, we amended its articles of incorporation to increase its authorized capital to 100,000,000 shares with a par value of $0.001.  Concurrently, we changed its name from GPP Diversifed, Inc. to Pet Express Supplies, Inc.

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

On January 15, 2009, we ceased operations.  Since ceasing operations, we have been seeking to restructure the Company’s capitalization in order to find suitable candidates for a business combination with a private company.  We have been unsuccessful in this attempt.  We have a substantial amount of secured and unsecured debt. Failure to settle this debt has caused us to petition for bankruptcy protection.

On May 12, 2009, Woozyfly or the “Debtor” filed a voluntary petition in the Bankruptcy Court seeking reorganization relief under the provisions of Chapter 11 the Bankruptcy Code. The Chapter 11 case is being administered under the caption In re Woozyfly, Inc. Case No. 09-13022 (JMP). The Debtor will continue to operate its business as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

In connection with the Chapter 11 Case, the Debtor filed a motion seeking Bankruptcy Court approval of (a) an arrangement pursuant to which the Debtor has entered into DIP Loan.  MKM lent significant monies to the Debtor prior to the Petition Date, and has agreed to advance $100,000 as a DIP Loan to the Company, $35,000 of which was already lent to the Debtor in order to enable it to file the chapter 11 petition.  The Court has approved an initial disbursement post petition, of $35,000 of the DIP Loan to the Debtor, and the remaining $30,000 is subject to further Court determination. David Skriloff, the Company’s former Chairman of the Board is the portfolio manager for Lender. Lender is also a creditor and stockholder of the Company. Proceeds of the loans under the DIP Credit Agreement will be used by the Debtor for working capital and other general corporate purposes of the Debtors and for the costs of administration of the Chapter 11 Case. The arrangement for the use of the DIP Loan contains certain financial and other covenants and certain events of default. On June 16, 2009, the court issued an order granting the motion and authorized the Debtor to utilize up to $35,000 on an interim basis and possibly up too $100,000 under the DIP Loan. Concurrent with the filing of Chapter 11, David Skriloff and Kellis Veach resigned from the Board of Directors.

The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the Convertible Notes. As a result, all indebtedness outstanding under these facilities and the notes became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

On January 21, 2010, we entered into an Agreement and Plan of Merger with STW Acquisition, Inc., STW Resources, Inc. and certain shareholders of STW controlling a majority of the issued and outstanding shares of Acquiree.  Pursuant to the Merger Agreement, the Company will be merged into the Acquisition Sub resulting in an exchange of all of the issued and outstanding shares of Acquiree for shares of the Company on  a one for one basis. At such time, the Acquiree will become a wholly owned subsidiary of the Company.  The Merger Agreement is subject to the Bankruptcy Court confirmation as well as standard closing conditions.

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

Income Taxes - The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Loss Per Share — Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.  The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

Net Loss Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share, for the years ended December 31, 2009 and 2008 because their effect is anti-dilutive.

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

Fair Value Measurements and Disclosures - ASC Topic 820 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s adoption of fair value measurements and disclosures did not have a material impact on the financial statements and financial statement disclosures.

Recently Issued Accounting Pronouncements —
In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

NOTE 2 - Notes Payable

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

Debtor-in-possession Debt Facility

In connection with the Chapter 11 Case, the Debtor filed a motion seeking Bankruptcy Court approval of (a) an arrangement pursuant to which the Debtor has entered into an agreement with MKM Opportunity Master Fund Ltd, as the lender (the “DIP Loan”).  MKM lent significant monies to the Debtor prior to the Petition Date, and has agreed to advance $100,000 as a DIP Loan to the Company, $35,000 of which was already lent to the Debtor in order to enable it to file the chapter 11 petition.  The Court has approved an initial disbursement post petition, of $35,000 of the DIP Loan to the Debtor, and the remaining $30,000 is subject to further Court determination. David Skriloff, the Company’s Chairman of the Board is the portfolio manager for Lender. Lender is also a creditor and stockholder of the Company. Proceeds of the loans under the DIP Credit Agreement will be used by the Debtor for working capital and other general corporate purposes of the Debtors and for the costs of administration of the Chapter 11 Case. The arrangement for the use of the DIP Loan contains certain financial and other covenants and certain events of default. On June16, 2009, the court issued an order granting the motion and authorized the Debtor to utilize up to $35,000 on an interim basis and possibly up too $100,000 under the DIP Loan. As of December 31, 2009, MKM has lent us $65,000 under the DIP Loan.

NOTE 3 – Related-party transactions

None

NOTE 4 – Equity

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

NOTE 5 - Warrants

We have 5,378,610 warrants issued and outstanding at December 31, 2009.The following summarizes pricing and term information for warrants issued to investors which are outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.01	3,776,544	3.50	$0.01	3,776,544	$0.01
$0.75	1,602,066	3.50	$0.75	1,602,066	$0.75

NOTE 6 – Stock Options

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

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model.  The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based upon market yields for United States Treasury debt securities at a 7-year constant maturity.  Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the last 60 days of market prices prior to the grant date.  The expected life of an option grant is based on management’s estimate.  The fair value of each option grant, as calculated by the Black-Scholes method, is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.  Based on the valuation of these options we did not record any share based compensation expense.

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price

$0.67	606,000	3.75	$0.67	606,000	$0.67

During the quarter ended December 31, 2009, the Company we issued no options.  We have 606,000 options issued and outstanding at December 31, 2009.

Balance at December 31, 2007	-

Issued	4,177,002

Expired	3,571,002

Balance at December 31, 2008	606,000

Issued	-

Expired	-
Balance at December 31, 2009	606,000

NOTE 7 – Earnings per Share

The following table sets forth common stock equivalents (potential common stock) for the years ended December 31, 2009 and 2008 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Year Ended December 31,
	2009	2008
Weighted average common stock equivalents:
Non-Plan Stock Options	606,000	606,000
Warrants	5,378,610	5,378,610

NOTE 8 – Commitments and Contingencies

Leases —The Company currently is not party to any leases

Rent expense charged to operations for the years ended December 31, 2009 and 2008 was zero and $101,225.

Litigation — The Company is currently not party to any legal proceedings besides the previously described bankruptcy.

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

NOTE 9 – Concentration of Credit Risk

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000, per financial institution.  As of December 31, 2009, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

NOTE 10 – Reorganization Items

ASC Topic 852 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing the Debtors under Chapter 11.  The Debtors’ reorganization items for the year ended December 31, 2009 consist of the following:

2009

Provision for rejected executory contracts and leases	$-
Professional fees directly related to reorganization (a)	194,974
Other (b)	975
Total reorganization items	$194,974

[Missing Graphic Reference]

(a)           Professional fees directly related to the reorganization include post—petition fees associated with advisors to the Debtors, the statutory committee of unsecured creditors and certain secured creditors. Professional fees are estimated by the Debtors and will be reconciled to actual invoices when received.

(b) Represents United States Trustee Fees

NOTE 11 – PRE-PETITION LIABILITIES SUBJECT TO COMPROMISE

Pre-petition liabilities subject to compromise refers to unsecured obligations that will be accounted for under a plan of reorganization.  Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed.  ASC Topic 852 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any potential collateral securing the claims, proofs of claim, or other events.  Pre-petition liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  At hearings held in June 2009, the Court granted final approval of many of the Debtors’ First Day Motions covering, among other things, insurance, business operations, certain tax matters, cash management, utilities, case management and retention of professionals.  Obligations associated with these matters are not classified as pre-petition liabilities subject to compromise.

In accordance with ASC Topic 852, debt issuance costs associated with borrowing classified as pre-petition liabilities subject to compromise should be viewed as valuation adjustments to the related debt.  When the debt has become an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim (thereby adjusting existing debt issuance costs to the extent necessary to report the debt at this allowed amount).  Through September 30, 2009, the Bankruptcy Court had not classified any of the Debtors’ outstanding debt as allowed claims. Therefore, the Company has classified the Debtors’ Notes as “pre-petition liabilities subject to compromise” on the Condensed Consolidated Balance Sheet.  The Company may be required to expense these amounts or a portion thereof upon determination of the allowed claim by the Bankruptcy Court.

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

December 31, 2009

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

NOTE 12 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $4,388,654 as of December 31, 2009. Our total liabilities exceeded its total assets by $2,122,439 as of December 31, 2009. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, obtain financing and succeed in seeking out suitable candidates for a business combination with a private company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Furthermore, to the extent we are unable to negotiate a substantial portion of our debt, we will need to file a petition for bankruptcy or will not be able to continue.

NOTE 13 – Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through January 29, 2010, the date the financial statements were issued.

On January 21, 2010, we entered into an Agreement and Plan of Merger with STW Acquisition, Inc., STW Resources, Inc. and certain shareholders of STW controlling a majority of the issued and outstanding shares of Acquire.  Pursuant to the Merger Agreement, the Company will be merged into the Acquisition Sub resulting in an exchange of all of the issued and outstanding shares of Acquiree for shares of the Company on  a one for one basis. At such time, the Acquiree will become a wholly owned subsidiary of the Company.  The Merger Agreement is subject to the Bankruptcy Court confirmation as well as standard closing conditions.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

(c) Changes in Internal Control over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

           None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We have a one person Board of Directors, none of whom are employees or affiliates of the Company.

Name	Age	Position
Eric Stoppenhagen	36	Interim President, Secretary and Director

Biographical Information

Eric Stoppenhagen. Mr. Stoppenhagen, through his consulting company, Venor, Inc., provides financial and management services to small to medium-sized companies that either are public or desire to become public. He provides temporary CFO services to these companies, which includes as transaction advice, preparation of security filings and advice regarding compliance with corporate governance requirements. Mr. Stoppenhagen has more than ten years of financial experience having served in an executive capacity for several public and private companies; including as Vice President of Finance  and subsequently Interim President of Trestle Holdings, Inc. from 2003 to 2009; Interim President and Director of WoozyFly, Inc. from 2009 to 2010; Interim President of Trist Holdings, Inc. from 2007 to 2010; CFO and Director of AuraSource, Inc. from 2008 to 2010; CFO of GetFugu, Inc. in 2009; and, CFO of Jardinier Corp. from 2007 to 2008. Mr. Stoppenhagen is a Certified Public Accountant and holds a Juris Doctorate and Masters of Business Administration both from George Washington University. Additionally, he holds a Bachelor of Science in Finance and a Bachelor of Science in Accounting both from Indiana University.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2009, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Director Independence

Our board of directors currently consists of one member: Eric Stoppenhagen.

We do not have a separately designated audit, compensation or nominating committee of our board of directors and the functions customarily delegated to these committees are performed by our full board of directors.  We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors.  We have, however, determined that Eric Stoppenhagen is not “independent” as that term is defined in Section 4200 of the Marketplace Rules as required by the NASDAQ Stock Market.

Item 11.  Executive Compensation

The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 2009 and 2008, to the Company's named executive officers:

Summary Compensation Table
					All Other
Name and Principal	Year	Salary	Bonus	Option Awards	Compensation	Total
Position		($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(f)	(i)	(j)

Jonathan Bomser (1)	2008	$62,500	--	--	--	$62,500
Former Chief Executive Officer	2009	$6,250	--	--	--	$6,250

Todd Bomser (2)	2008	$10,000	--	--	$32,500	$42,500
Former Chief Financial Officer	2009	$8,500	--	--	--	$8,500

Jeanne Drewsen (3)	2008	$39,375	--	--	--	$39,375
Former Secretary and Counsel	2009	$--	--	--	--	--

Eric Stoppenhagen (4) Interim President and Director	2009	$29,500	--	--	--	$29,500

(1)          Joined the Company on July 28, 2008 and resigned on January 15, 2009.
(2)          Joined the Company on July 28, 2008 and resigned January 15, 2009. Other compensation relates to amounts paid to Spiewak, Gottesman, Bomser & Company, PA for his services
(3)          Joined the Company on July 28, 2008 and resigned January 15, 2009.
(4)          Joined the Company on January 15, 2010.  Mr. Stoppenhagen currently serves as Interim President and the sole director.

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

On January 7, 2009, we entered into an agreement with Venor, Inc. to provide consulting services on a month to month basis.   Eric Stoppenhagen, a principle of Venor, Inc., will provide executive financial services to the Company.  Venor, Inc. will be paid $15,000 the first month, $10,000 the second month, $7,500 the third month, $5,000 the fourth month, and $3,500 every month thereafter.

Outstanding equity awards at fiscal year-end

As of December 31, 2009, the only officer or director of the company with equity awards is Jeanne Drewsen.  She currently has 600,000 options exercisable at $0.67 per share.

Compensation of Directors

DIRECTOR COMPENSATION FY 2009 and 2008
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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of January 28, 2010 with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, the address for each shareholder is c/o the Company.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Vision Opportunity Master Fund Ltd. 20 West 55th Street, 5th Floor New York, New York 10019	1,743,456	9.9%

Highbridge International LLC 9 West 57th Street, 27th Floor New York, NY 10019	405,000	6.7%

Portside Growth & Opportunity Fund 390 Greenwich Street, 3rd Floor New York, NY 10013	920,000	22.4%

WF Holdings, LLC 44 Easton Road Westport, CT 06880	405,000	13.8%

Eric Stoppenhagen	-0-	n/a

All officers and directors as a group (1 persons)	-0-	n/a %
_______________
* Less than one percent.
(1) Beneficial ownership percentages gives effect to the completion of the Share Exchange and issuance of the Notes and Warrants, and are calculated based on 17,610,672 shares of common stock issued and outstanding on January 28, 2010.  Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act.  The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of January 28, 2010.  The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.  The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Changes in Control Arrangements

There existed no change in control arrangements at December 31, 2009.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

None

Director Independence

In conjunction with the preparation of this registration statement, using the definition of “independence” established by the NASDAQ Stock Market, we have evaluated all relationships between each director and the Company.

Based on the foregoing definition, we have determined that none of our directors currently meet the definition of an “independent” director under the standards established by NASDAQ. We do not currently have an audit, nominating or compensation committee.

Our Board of Directors will continually monitor the standards established for director independence under applicable law or listing requirements and will take all reasonable steps to assure compliance with those standards.

Item 14.  Principal Accountant Fees and Services

Independent Public Accountants

Weaver & Martin, LLC has audited the Company’s financial statements since fiscal year 2006, and the Board of Directors of the Company has selected Weaver & Martin, LLC as the Company’s independent auditors to audit the financial statements of the Company for the fiscal year ending December 31, 2009.

Fees Paid to Weaver & Martin, LLC

Audit Fees

The aggregate fees billed by Weaver & Martin, LLC for the audit of the Company’s financial statements for the years ended December 31, 2009 and 2008, the reviews of the quarterly reports on Form 10-Q for the same fiscal years and statutory and regulatory filings were $10,250 for 2009  and $17,000 for 2008.

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

Reports of Independent Registered Public Accounting Firms.

Balance Sheets as of December 31, 2009 and 2008.

Statements of Operations for the year ended December 31, 2009 and 2008.

Statements of Stockholders’ Deficit for the years ended December 31, 2009 and 2008.

Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to Financial Statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

EXHIBIT NUMBER	DESCRIPTION
2.1	Share Exchange Agreement (3)

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to the Articles of Incorporation (4)

3.3	Amended and Restated By-Laws (4)

4.1	Form of Warrant (3)

4.2	Form of Note (3)

10.1	Loan and Security Agreement (3)

10.2	Employment Agreement between CJ Vision Enterprises, Inc. and Jonathan Bomser (3)

10.3	Sublease Agreement between JSM Music, Inc. and CJ Vision Enterprises, Inc. (3)

10.4	Executive Compensation Agreement dated July 28, 2008 between the Company and Jonathan Bomser (3)

10.5	Employment Agreement between the Company and Todd Bomser (3)

10.6	Consulting Agreement between the Company and Spiewak, Gottesman et al. (3)

10.7	Restricted Stock Purchase Agreement (4)

10.8	2008 Employee Option Plan (4)

10.9	Consulting Agreement between WoozyFly, Inc. and Venor, Inc.( Incorporated by reference to Registrant’s Current Report Form 8-K filed on January 20, 2009)

10.10	Agreement and Plan of Merger between WoozyFly, Inc. and STW Resources, Inc.( Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report Form 8-K filed on January 26, 2010)

21	List of Subsidiaries

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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
(3)           Incorporated by reference to Registrant’s Current Report Form 8-K filed on August 1, 2008.
(4)           Incorporated by reference to Registrant’s Quarterly Report on Definitive Information Statement filed on September 4, 2008.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Woozyfly Inc.

Date: January 28, 2010	By:
/s/   ERIC STOPPENHAGEN
-----------------------------------------------------------
Name: Eric Stoppenhagen
Title: Interim President
 (Principal Executive Officer, Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officer of Woozyfly Inc. do hereby constitute and appoint Eric Stoppenhagen with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officer and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ERIC STOPPENHAGEN	Interim President and Secretary	January 28, 2010
Eric Stoppenhagen	(Principal Executive Officer)

/s/ ERIC STOPPENHAGEN	Chief Financial Officer	January 28, 2010
Eric Stoppenhagen	(Principal Financial Officer)

/s/ERIC STOPPENHAGEN	Director	January 28, 2010
Eric Stoppenhagen