Form 10-Q
period 2010-03-31
STW RESOURCES HOLDING CORP.
filed 2010-05-20
CIK 1357838

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

STW RESOURCES HOLDING CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-51430	20-3678799
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

619 West Texas Ave Suite 126 Midland Texas, 79701	(432-686-7777)
(Address of Principal Executive Offices)	(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒           No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)     Yes ☐           No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in section 12b-2 of the Exchange Act)
Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

[35,553,098 outstanding at May 19, 2010 ]

Common Stock, par value $0.001
(Class)

STW RESOURCES HOLDING CORP.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31	December 31,
	2010	2009
	( Unaudited)	( Audited)
Assets

Current assets
Cash and cash equivalents	$13,298	$11,621
Other current assets	88,009	100,859
Total current assets	101,307	112,480

Property and equipment, net of accumulated depreciation of $4,467 and $3,812	14,054,379	14,055,034

Total Assets	$14,155,686	$14,167,514

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$10,439,887	$10,092,547
Accrued expenses	145,146	151,610
Notes payable - current, net of $105,710 and $135,843 of unamortized discount at March 31, 2010 and December 31, 2009	1,590,904	1,335,772
Total current liabilities	12,175,937	11,579,929

Note payable - non-current	279,095	279,095

Shareholders' equity
Preferred stock, par value $.001 per share, Authorized 10,000,000 shares, Issued 2,140,000 at March 31, 2010 and 0 shares at December 31, 2009	2,140	-
Common stock, par value $.001 per share, Authorized 100,000,000 shares, Issued 35,369,766 shares at March 31, 2010, and 30,418,099 at December 31, 2009	35,369	30,418
Paid-in capital	9,755,935	9,048,954
Deficit accumulated during the development stage	(8,092,790)	(6,770,882)
Total shareholders' equity	1,700,654	2,308,490

Total Liabilities and Shareholders' Equity	$14,155,686	$14,167,514

The accompanying notes are an integral part of these consolidated unaudited financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three months Ended March 31,	Three months Ended March 31,	Inception (January 28, 2008) through March 31,
	2010	2009	2010

Revenues	$-	$-	$34,000

Cost of Sales	-	-	35,355
	-	-	(1,355)

Expenses
General and administrative
Salaries and benefits	12,859	666,872	2,690,951
Professional fees	657,296	544,322	2,245,211
Stock-based compensation	112,500	251,428	946,293
Travel	3,372	45,167	328,873
Other	3,324	68,890	635,827
Total general and administrative	789,351	1,576,679	6,847,155
Operating loss	(789,351)	(1,576,679)	(6,848,510)

Other expense
Interest, net	532,557	171,594	1,244,280
Total other expense	532,557	171,594	1,244,280

Loss before income taxes	(1,321,908)	(1,748,273)	(8,092,790)
Income taxes	-	-	-
Net loss	$(1,321,908)	$(1,748,273)	$(8,092,790)

Basic and Diluted Loss Per Share	$(0.04)	$(0.07)

Number of Common Shares used in
Basic and Diluted Loss Per share
	32,501,487	24,572,658

The accompanying notes are an integral part of these consolidated unaudited financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
( Unaudited)

			Inception
	For the	For the	(January 28, 2008)
	Three Months Ended	Three Months Ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010

Cash flows from operating activities
Net income (loss)	$(1,321,908)	$(1,748,273)	$(8,092,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	655	7,969	35,928
Write-off of project pilot costs	-	14,960	14,960
Amortization of debt issue costs	116,553	123,909	587,433
Fair value of common shares attached to notes payable	-	25,314	75,709
Notes payable issued for deferred compensation	-	-	1,123,851
Stock-based compensation	112,500	251,428	946,293
Fair value of equity issued for consulting services	560,416	24,000	962,567
Loss on sale of equipment	-	-	11,524
Fair value of common shares issued as a donation	-	-	50,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(1,266)	16,284	(23,447)
Increase in accounts payable and accrued expenses	336,727	779,181	1,399,371
Net cash used in operating activities	(196,323)	(505,228)	(2,908,601)

Cash flows from investing activities
Acquisition of property and equipment	-	-	(4,986,876)
Sale of equipment	-	-	64,500
Net cash used in investing activities	-	-	(4,922,376)

Cash flows from financing activities
Issuance of notes payable	225,000	505,000	2,875,819
Repayment of notes payable	-	(51,721)	(1,207,108)
Debt issue costs	(27,000)	(40,000)	(327,579)
Equity issuances, net	-	93,056	6,503,143
Net cash provided by financing activities	198,000	506,335	7,844,275

Net increase in cash and cash equivalents	1,677	1,107	13,298

Cash at beginning of period	11,621	17,639	-
Cash at end of period	$13,298	$18,746	$13,298

Supplemental cash flow information:
Cash paid for interest	$-	$-	$29,403

Non-cash investing and financing activities:
Non-cash capital expenditures	$-	$1,722,861	$9,194,416

The accompanying notes are an integral part of these consolidated unaudited financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity
( Unaudited)

						Deficit Accumulated
	Preferred Stock		Common Stock		Paid-in	During the
	Shares	Amount	Shares	Amount	Capital	Development Stage	Total

January 28, 2008, equity offering	100	$-	8,100,000	$8,100	$(8,018)	$-	$81

April 1, 2008, issuance of common stock in connection with notes payable	-	-	275,000	275	11,963	-	12,238

April 9, 2008, equity offering	-	-	5,980,000	5,980	260,130	-	266,110

April 14, 2008, unit offering, net	-	-	4,167,500	4,168	6,139,726	-	6,143,894

June 1, 2008, issuance of common stock in connection with notes payable	-	-	41,325	41	11,116	-	11,157

September 29, 2008, issuance of common stock in connection with note payable	-	-	62,500	63	16,812	-	16,875

December 29, 2008, issuance of common stock in connection with note payable	-	-	37,500	38	10,087	-	10,125

Stock - based compensation	-	-	4,800,000	4,800	228,693	-	233,493

Net loss	-	-	-	-	-	(2,646,568)	(2,646,568)

Total Shareholders' Equity, December 31, 2008	100	$-	23,463,825	$23,464	$6,670,509	$(2,646,568)	$4,047,405

April 14, 2008, unit offering follow-on, net	-	-	570,500	572	92,484	-	93,056

Non- Cash Issuances

January 2, 2009, issuance of common stock in connection with note payable	-	-	12,500	12	3,363	-	3,375

January 6, 2009, issuance of common stock in connection with note payable	-	-	12,500	12	3,363	-	3,375

The accompanying notes are an integral part of these consolidated unaudited financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity
( Unaudited)
( Continued)

January 14, 2009, issuance of common stock in connection with note payable	-	-	50,000	50	13,450	-	13,500

January 30, 2009, issuance of common stock in connection with September 29, 2008note payable	-	-	31,250	31	8,406	-	8,437

February 24, 2009, retirement of preferred shares	(100)	-	-	-	-	-	-

February 28, 2009, issuance of common stock in connection with September 29, 2008note payable	-	-	31,250	31	8,406	-	8,437

March 24, 2009, issuance of common stock in connection with September 29, 2008note payable	-	-	31,250	31	8,406	-	8,437

March 24, 2009, issuance of common stock in connection with amendment of September 29, 2008 note payable	-	-	200,000	200	53,800	-	54,000

Warrants issued in connection with the 2009 Convertible Note	-	-	-	-	295,572	-	295,572

Warrants issued for consulting services	-	-	-	-	180,651	-	180,651

Shares issued for consulting services	-	-	886,000	886	220,614	-	221,500

Stock -based compensation	-	-	1,950,000	1,950	598,350	-	600,300

Cancellation of restricted shares	-	-	(400,000)	(400)	400	-	-

Shares issued as donation	-	-	200,000	200	49,800		50,000

Shares issued to employees in connection with deferred compensation note conversion	-	-	3,379,024	3,379	841,377	-	844,756

Net loss	-	-	-	-	-	(4,124,314)	(4,124,314)

Total Shareholders' Equity, December 31, 2009	-	$-	30,418,099	$30,417	$9,048,951	$(6,770,882)	$2,308,488

The accompanying notes are an integral part of these consolidated unaudited financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity
( Unaudited)
( Continued)

Warrants issued in connection with the 2010 Convertible Notes pre merger	-	-	-	-	10,067	-	10,067

Shares issued for professional services pre merger	-	-	1,361,905	1,361	339,116	-	340,477

STW Resources, Inc. common stock exchange	-	-	(31,780,004)	(31,778)	(9,398,134)	-	(9,429,913)

WoozyFly, Inc. common stock acquired in exchange	-	-	31,780,004	31,778	9,398,134	-	9,429,913

Shares issued in connection with merger	2,140,000	2,140	2,260,000	2,260	(4,400)	-	-

Warrants issued in connection with the 2010 Convertible Notes	-	-	-	-	31,089	-	31,089

Shares issued for professional services	-	-	879,762	880	219,060	-	219,940

Shares issued for stock compensation	-	-	450,000	450	112,050	-	112,500

Net loss	-	-	-	-	-	(1,321,908)	(1,321,908)

Total Shareholders' Equity, March 31, 2010	2,140,000	$2,140	35,369,766	$35,368	$9,755,933	$(8,092,790)	$1,700,653

The accompanying notes are an integral part of these consolidated unaudited financial statements.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization, Nature of Activities and Basis of Presentation

      STW is a development stage corporation formed to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas.  STW has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana and the Appalachian Basin of Pennsylvania and West Virginia.  STW, in conjunction with energy producers, operators, various state agencies and legislators, are working to create an efficient and economical solution to this complex problem.  The Company is also evaluating the deployment of similar technology in the municipal wastewater industry.

The Company’s operations are located in the United States of America and the principal executive offices are located at 619 W. Texas Ave Ste 126, Midland, TX 79701.

    Effective January 17, 2010, the Company, through a Shareholder Consent of a majority of its shareholders, entered into an Agreement and Plan of Merger (“Merger Agreement”) with WoozyFly, Inc. ("WoozyFly"), a corporation incorporated under the laws of Nevada and its common shares are quoted on the Over-the-Counter Bulletin Board under the symbol "WZYFQ", whereby a subsidiary of WoozyFly would merge with and into the Company, with the Company continuing as the surviving corporation.  WoozyFly, Inc. filed for Chapter 11 bankruptcy protection and the bankruptcy court approved a plan pursuant to which WoozyFly, through a subsidiary, acquired STW Resources in a one for one exchange of 31,780,004 shares of common stock and securities of WoozyFly for all of the issued and outstanding voting capital stock of the Company, which allowed WoozyFly to exit bankruptcy.

     On February 9, 2010, the Court entered an order confirming the Seconded Amended Plan of Reorganization (the “Plan”) pursuant to which the Plan and the Merger was approved.  The Plan was effective February 19, 2010 (the “Effective Date”). The principal provisions of the Plan are as follows:

•	MKM, the DIP Lender, received 400,000 shares of common stock and 2,140,000 shares of preferred stock;
•	the holders of the Convertible Notes received 1,760,000 shares of common stock;
•	general unsecured claims received 100,000 shares of common stock; and
•	the Company’s equity interest was extinguished and cancelled.

  On February 12, 2010, pursuant to the terms of the Merger Agreement, the Company merged with and into an acquisition subsidiary, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and the Company becoming a wholly-owned subsidiary of Woozyfly, Woozyfly issued an aggregate of 31,780,004 (the “STW Acquisition Shares”) shares of common stock to the shareholders of the Company at the closing of the merger and all derivative securities of the Company as of the Merger became derivative securities of Woozyfly including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The par value of the exchanged shares changed from .00001 to .001.  All share amounts presented throughout this document reflect this change in par value.

  Considering that, following the merger, the shareholders of the Company control the majority of our outstanding voting common stock and effectively succeeded our otherwise minimal operations to those that are theirs, the Company is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of the Company’s securities for our net monetary assets, which are deminimus, accompanied by a recapitalization. Accordingly, the Company has not recognized any goodwill or other intangible assets in connection with this reverse merger transaction.

Effective March 1, 2010, Woozyfly, Inc. (the “Company”) changed its name to STW Global, Inc. in accordance with the Bankruptcy proceeding.   On March 3, 2010, changed its name to STW Resources Holding Corp.  The name change was accomplished by merging a wholly owned subsidiary of the Company into the Company resulting in the Company being the surviving Company and changing the name of the Company.

    STW Resources Holding Corp. is the surviving and continuing entity and the historical financials following the reverse merger transaction will be those of STW.   We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of STW pursuant to the terms of the Merger Agreement.  As a result of such acquisition, our operations our now focused on the provision of customized water reclamation services.  Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations.

   Basis of Presentation

  STW has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K. These financial statements should be read together with the financial statements and notes in the Company’s 2009 audited financial statements with the company’s Form 8-K filed with the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

Status of Relationship with GE Water & Process Technologies

STW entered into a Memorandum of Understanding with GE Water & Process Technologies (“GE Water”), a unit of General Electric Company, dated February 14, 2008 (“MOU”) to jointly develop off-take agreements with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana and the Appalachian Basin. STW and GE Water formalized their relationship on May 22, 2008, by entering into a definitive Teaming Agreement (“Teaming Agreement”), which superseded the MOU.  The Teaming Agreement was drafted in accordance with the terms of the MOU and provides greater certainty as to each party’s responsibilities and as to the process of entering into agreements with and providing services to customers.  The Teaming Agreement sets forth the terms and conditions that will govern the STW and GE Water relationship when STW is successful in selling its services to an identified prospect.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In April 2008, STW entered into a purchase order with GE Water (“Purchase Order”), for the purchase of a modularized produced water evaporator system (the “Evaporator System”) capable of processing approximately 720,000 gallons per day.  The total commitment under the Purchase Order was $14.5 million, to be paid over eight installments.  As of March 31, 2010, the Company has paid a total of approximately $4.7 million.  Included in this total is $300,000 of its $1.5 million second installment payment which was due at the end of June 2008.  The Company is currently in arrears on the remaining $1.1 million under the second installment payment and is also in arrears in its third installment payment of $3.6 million which was due on November 28, 2008, the fourth installment payment of $1.4 million which was due on February 27, 2009, and the fifth installment payment of $1.8 million which was due on August 28, 2009.  The total of all amounts invoiced and unpaid, including accrued interest of approximately $1.7 million, through March 31, 2010, totaled $9.7 million.  In addition, pursuant to the terms of the Purchase Order, the Company is required to post a letter of credit securing the balance of the payments due under the Purchase Order, totaling $1.9 million, which the Company has not yet done.  Finally, in April 2009, the Company issued a change order to the Purchase Order to increase the overall processing capacity to approximately one million gallons per day.  This change order obligated the Company to additional payments totaling approximately $1.2 million.

On January 12, 2009, GE Water sent a notice of default with respect to the past due payments on the Evaporator System, and the required posting of the letter of credit, as set forth under the Purchase Order, with a requirement that such default be cured within 30 days from the date of the notices.  GE Water took no further action with respect to the notice of default until August 13, 2009.

On August 13, 2009, GE Water provided the Company a six month additional grace period, through February 13, 2010.  At the end of the additional six month grace period, if the Company has not met its obligations, GE Water represented that it would meet with the Company to determine the state of the investment market and grant or not grant an additional grace period, as necessary.  If, after February 13, 2010, GE Water elected to not extend the Company’s payment obligations, GE Water could foreclose on the Evaporator System, resulting in the loss of payments advanced to date by the Company and future use of the Evaporator System under construction.  In discussions in March 2010 between STW management and GE Water, GE Water expressed continued interest in working with the Company by providing technical support and a willingness to resolve their differences, pending the results of STW’s merger and capital raised during the first quarter 2010.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On October 1, 2009, GE Water sent a letter to STW unilaterally announcing to STW that GE was canceling the Company’s Purchase Order due to STW’s inability to pay the current amounts due.  GE Water also demanded a “termination” payment of $750,000.  In the same letter, GE Water unilaterally announced it was cancelling the Teaming Agreement citing GE Water’s belief that STW was insolvent.  GE Water prefaced its cancellation of the Purchase Order and Teaming Agreement on a failure of GE Water and STW to renegotiate a substitute Teaming Agreement.  On October 8, 2009, STW responded to GE Water in writing rejecting GE Water’s unilateral termination of the Purchase Order and Teaming Agreements, among other things including that GE Water had the contractual requirement to arbitrate certain of the disputed matters raised by GE Water’s October 1, 2009 letter. As of May, 2010, STW and GE are actively engaged in discussions regarding a potential project or sale of the evaporator.

Going Concern

The Company from Inception (January 28, 2008) through March 31, 2010, has not had any significant revenues.  The Company has no significant operating history as of March 31, 2010, has accumulated losses of $8,092,790 and negative cash flow from operations of $2,908,601 since inception and is currently in default of amounts of $9.7 million past due to GE Water.  From Inception (January 28, 2008) through March 31, 2010, management has raised equity and debt financing of $7.8 million to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond.  These steps include (a) raising additional capital and/or obtaining financing; (b) continue to work in good faith with GE Water to perform its obligations under the Teaming Agreement and the Purchase Order, (c) executing contracts with oil and gas operators and municipal utility districts; and (d) controlling overhead and expenses.  There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

In the event the Company is unable to continue as a going concern, the Company may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.  To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany balances and transactions.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Use of Estimates

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments with an original maturity of three months or less at the date of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash.  From time to time, the Company has cash in its bank accounts in excess of federally insured limits.

The Company anticipates entering into long-term, fixed-price contracts for its services with select oil and gas producers and municipal utilities.  The Company will control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures.

Fair Value of Financial Instruments

The fair value of cash, accounts payable, accrued expenses and notes payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

Stock Based Compensation

The Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 718 “Compensation-Stock Compensation” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative.  The effective date for the Company’s application of ASC Topic 718 was January 28, 2008 (date of inception).

There were no grants of employee options during the period from January 28, 2008 (date of inception) through March 31, 2010.  There were no unvested options outstanding as of the date of the Company’s adoption of ASC Topic 718.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the above dilutive securities were exercised. As the Company realized a net loss for each of the three months ended March 31, 2010 and 2009, no potentially dilutive securities were included in the calculation of diluted earnings per share as their impact would have been anti-dilutive.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Property and Equipment

Property and equipment are recorded at cost and depreciation is provided using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized.  Minor replacements, maintenance and repairs, which do not improve or extend the lives of the assets, are charged to operations as incurred.  Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations.

Impairment of Long-Lived Assets

The Company follows ASC Topic 360, “Property, Plant and Equipment”, which requires that long-lived assets held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows.  Should impairment in value be indicated, the carrying value of the long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC Topic 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

Segment reporting

The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes

The Company follows ASC Topic 740, “Income Taxes” for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.  Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At Inception (January 28, 2008), the Company implemented the accounting guidance for uncertainty in income taxes using the provisions of ASC Topic 740 ,which is intended to clarify the accounting for income taxes prescribing a minimum recognition threshold for a tax provision before being recognized in the consolidated financial statements. This guidance also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result, the Company has concluded that it does not have any unrecognized tax benefits or any additional tax liabilities after applying this guidance.  The adoption of this guidance therefore had no impact on the Company’s consolidated financial statements.

2.	Property and Equipment

As of March 31, 2010 and December 31, 2009, the Company’s property and equipment consists principally of $12.6 million and $12.6 million, respectively, of work-in-progress on the Company’s first Evaporator System from GE Water.  As of March 31, 2010 and December 31, 2009, progress payments totaling $4.7 million  have been paid-to-date and a total of $9.7 million and $9.3 million are outstanding and included in accounts payable, respectively.  The company did not capitalize interest accrued during the quarter ended March 31, 2010.  As of December 31, 2009, the Company capitalized a total of $1.3 millon on past-due payments charged by GE Water.

During the three months ended March 31, 2010 and 2009, the Company recognized total depreciation expense $655 and $7,969, respectively. The depreciation expense is primarily related to vehicles and furniture and fixtures which carry useful lives ranging from three to five years.

3.	Accounts Payable and Accrued Expenses

As of March 31, 2010 and December 31, 2009, accounts payable and accrued expenses consists principally of $9.7 million and $9.3 million, respectively, related to amounts due on the Company’s first Evaporator System from GE Water, which includes accrued interest of approximately $1.3 million.  The Company did not capitalize interest for the quarter ended March 31, 2010.   Also included are various other amounts due primarily to formation costs and capital raising activities.

4.	Notes Payable

The Company’s notes payable at March 31, 2010 and December 31, 2009, consisted of the following:

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31,	December 31,
Name	2010	2009

12% Convertible Notes:
Conversion of outstanding bridge notes	727,903	727,903
Cash issuances of 2009 Notes	740,000	740,000
Cash issuances of 2010 Notes	225,000	-
Total 2009 12% Convertible Notes	1,692,903	1,467,903

Deferred Compensation Notes	279,095	279,095

Other Financing	3,712	3,712

Unamortized debt discount	(105,711)	(135,843)
Total Notes Payable	1,869,999	1,614,867
Less: Current Portion	(1,590,904)	(1,335,772)
Total Long Term Notes Payable	$279,095	$279,095

April 2008 Notes

In April 2008, the Company issued promissory notes (the “April 2008 Notes”) totaling $1.1 million.   Each note bore interest at a rate of 10% per annum.  Principal and accrued but unpaid interest on each note was payable in full on June 1, 2008.  Pursuant to the terms of the April 2008 Notes, the Company was also required to issue one-quarter (0.25) share of Common Stock for each dollar of principal amount advanced.  A total of 275,000 shares of Common Stock were issued and were valued at an aggregate of $12,238, based upon the price of the Company’s shares of Common Stock issued under the most recent private placement offering prior to the issuance of the April 2008 Notes.  This value was recorded as a discount to the notes and amortized to interest expense using the effective interest rate method over the term of the notes.  The Company also incurred $55,100 of debt issue costs.  This cost was amortized to interest expense using the effective interest rate method over the term of the notes.

On June 1, 2008, the Company requested and obtained temporary waivers of repayment of the April 2008 Notes until the closing of additional equity funding.  In consideration of such extension, the Company issued to each note holder an additional 0.375 share of Common Stock for each dollar of principal advanced.  A total of 41,325 additional shares of Common Stock were issued.  These additional shares of Common Stock were valued at an aggregate of $11,157, based on the estimated fair value of the Company’s Common Stock at that date.  This amount was recorded as a discount to the April 2008 Notes and amortized to interest expense using the effective interest rate method over the term of the notes.

The April 2008 Notes were repaid in full during June 2008.

September 2008 Bridge Note and March 2009 Bridge Note

On September 29, 2008, the Company entered into a securities purchase agreement with an accredited investor (the “September 2008 Bridge Investor”) providing for the issuance by the Company to the September 2008 Bridge Investor of its 12% promissory note in the principal amount of $125,000 (the "September 2008 Bridge Note").  In addition to the September 2008 Bridge Note, the September 2008 Bridge Investor also received 62,500 shares of common stock of the Company.  These shares of Common Stock were valued at an aggregate of $16,875, based on the estimated fair value of the Company’s Common Stock at that date.  This amount was recorded as a discount to the September 2008 Bridge Note and was amortized to interest expense using the effective interest rate method over the term of the notes.  The September 2008 Bridge Note matured on December 28, 2008.  Interest associated with this note was 12% per annum, payable on the maturity date.  In the event that all amounts due under the note were not paid by the maturity date, the Company was required to issue an additional 31,250 shares to the September 2008 Bridge Investor every 30 days that any amounts remain outstanding on the note.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 24, 2009, the Company entered into a securities purchase agreement with the September 2008 Bridge Investor providing for the rollover of the $125,000 principal amount outstanding under the September 2008 Bridge Note and the advancing of an additional $50,000 (the “March 2009 Bridge Note”).  Pursuant to the terms of the September 2008 Bridge Note, the Company issued penalty shares, totaling 93,750 additional shares of the Company’s Common Stock, to the September 2008 Bridge Investor.  These shares of Common Stock were valued at an aggregate of $25,314, based on the estimated fair value of the Company’s Common Stock at that date.  This amount was recorded as a discount to the September 2008 Bridge Note and was amortized to interest expense using the effective interest rate method over the term of the note.  In addition to the March 2009 Bridge Note, the September 2008 Bridge Investor also received an additional 200,000 shares of common stock of the Company.  These shares of Common Stock were valued at an aggregate of $54,000, based on the estimated fair value of the Company’s Common Stock at that date.  This amount was recorded as a discount to the March 2009 Bridge Note and was amortized to interest expense using the effective interest rate method over the term of the note.  The September 2008 Bridge Investor was also entitled to a $15,000 financing fee payable at maturity.  This fee was accrued as a discount to the March 2009 Bridge Note and was amortized to interest expense using the effective interest rate method over the term of the note.  The March 2009 Bridge Note matured on the earlier of 90 days from closing or upon closing of a private placement by the Company, with net proceeds to the Company of at least $1.0 million.  Interest associated with this note was 12% per annum, payable on the maturity date.   In the event that all amounts due under the note are not paid by the maturity date, the Company was required to issue an additional 40,000 shares to the September 2008 Bridge Investor every 30 days that any amounts remain outstanding on the note.  See the 2009 12% Convertible Notes disclosure for the conversion of this note.

CEO Bridge Note

On December 29, 2008, the Company entered into a securities purchase agreement with the Company’s then Chairman and Chief Executive Officer for the issuance by the Company of its 10% promissory note in the principal amount of $75,000 (the "CEO Bridge Note").  In addition to the CEO Bridge Note, the CEO also received 37,500 shares of Common Stock of the Company.  These shares of Common Stock were valued at an aggregate of $10,125, based on the estimated fair value of the Company’s Common Stock at that date.  This amount was recorded as a discount to the CEO Bridge Note and was amortized to interest expense using the effective interest rate method over the term of the note.  The CEO Bridge Note matured on March 29, 2009.  Interest associated with the CEO Bridge Note was 10% per annum, payable on the maturity date. See the 2009 12% Convertible Notes disclosure for the conversion of this note.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

January 2009 Bridge Notes

On January 2, 2009, and January 6, 2009, the Company entered into securities purchase agreements with two accredited investors (the “January 2009 Bridge Investors”) for the issuance by the Company of a 10% promissory note in the principal amount of $25,000 to each of the January 2009 Bridge Investors (the "January 2009 Bridge Notes").  In addition to the January 2009 Bridge Notes, the January 2009 Bridge Investors also each received 12,500 shares of Common Stock of the Company.  These shares of Common Stock were valued at an aggregate of $6,750, based on the estimated fair value of the Company’s Common Stock at that date.  This amount was recorded as a discount to the January 2009 Bridge Notes and was amortized to interest expense using the effective interest rate method over the term of the notes.  The January 2009 Bridge Notes matured on the earlier of 90 days from closing or upon closing of a private placement by the Company.  Interest associated with the January 2009 Bridge Notes was 10% per annum, payable on the maturity date. See the 2009 12% Convertible Notes disclosure for the conversion of this note.

January 14, 2009 Bridge Note

On January 14, 2009, the Company entered into a bridge loan letter agreement and a securities purchase agreement with an accredited investor (the “January 14, 2009 Bridge Investor”) for the issuance by the Company of a 15% promissory note in the principal amount of $400,000 to the January 14, 2009 Bridge Investors (the "January 14, 2009 Bridge Note").  In addition to the January 14, 2009 Bridge Notes, the January 14, 2009 Bridge Investors also received 50,000 shares of Common Stock of the Company.  These shares of Common Stock were valued at $13,500, based on the estimated fair value of the Company’s Common Stock at that date.  This amount was recorded as a discount to the January 14, 2009 Bridge Note and was amortized to interest expense using the effective interest rate method over the term of the notes.   In connection with entering into the bridge loan letter agreement, the Company also issued warrants to acquire 480,000 shares of the Company’s Common Stock and paid $40,000 in fees.  The warrants are exercisable for a period of five years at an exercise price of $3.00 per share.  Using the Black Scholes pricing model, with volatility of 100%,  a risk-free interest rate of 1.5% and a 0% dividend yield, the warrants were determined to have a fair value of $48,168, with such value recorded as a discount to the January 14, 2009 Bridge Note and to additional paid-in capital.  This discount, along with the $40,000 in fees, was amortized using the effective interest rate method over the term of the indebtedness.  The January 14, 2009 Bridge Note matured 90 days from closing.  Interest associated with the January 14, 2009 Bridge Note was 15% per annum, payable on the maturity date.  See the 2009 12% Convertible Notes disclosure for the conversion of this note.

2009 12% Convertible Notes

In April 2009, the Company commenced an offering of its 12% Convertible Notes (the “2009 12% Convertible Notes”).  Each 2009 12% Convertible Note is convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.25 per share (the “Conversion Price”).   The 2009 12% Convertible Notes bear interest at 12% per annum and mature 12 months from the date of issuance.  For each 2009 12% Convertible Note purchased, each investor received a warrant  to purchase up to such number of shares of the Company’s common stock equal to one-half of the face amount of the 2009 12% Convertible Note divided by the Conversion Price.  The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share.  Through December 31, 2009, the Company had issued a total of $740,000 face value of its 12% Convertible Notes for cash.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In April 2009, the holders of the CEO Bridge Note, the January 2009 Bridge Notes, the January 14, 2009 Bridge Note and the March 2009 Bridge Note agreed to convert the $700,000 total of their outstanding notes, plus accrued interest of $12,903 and deferred fees of $15,000, into the 2009 12% Convertible Notes.

In connection with the issuance of the 2009 12% Convertible Notes, the Company had issued 2,935,805 Warrants to acquire the Company’s common stock to investors and an additional 352,296 Warrants to acquire the Company’s common stock, all on the terms set forth above.  Using the Black Scholes pricing model, with volatility of 100%,  a risk-free interest rate of 1.5% and a 0% dividend yield, the warrants were determined to have a fair value of $295,572, with such value recorded as a discount to the 2009 12% Convertible Notes and to additional paid-in capital.  This discount will be amortized using the effective interest rate method over the term of the indebtedness.

2010 12% Convertible Notes

In January 2010, the Company commenced an offering of its 12% Convertible Notes (the “2010 12% Convertible Notes”).  Each 2010 12% Convertible Note is convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.25 per share (the “Conversion Price”).   The 2010 12% Convertible Notes bear interest at 12% per annum and mature 12 months from the date of issuance.  For each 2010 12% Convertible Note purchased, each investor received a warrant  to purchase up to such number of shares of the Company’s common stock equal to one-half of the face amount of the 2010 12% Convertible Note divided by the Conversion Price.  The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share.  Through March 31, 2010, the Company had issued a total of $225,000 face value of its 12% Convertible Notes for cash.

In connection with the issuance of the 2010 12% Convertible Notes, the Company had issued 450,000 Warrants to acquire the Company’s common stock to investors and an additional 54,000 Warrants to acquire the Company’s common stock, all on the terms set forth above.  Using the Black Scholes pricing model, with volatility of 100%,  a risk-free interest rate of 1.5% and a 0% dividend yield, the warrants were determined to have a fair value of $41,156, with such value recorded as a discount to the 2010 12% Convertible Notes and to additional paid-in capital.  This discount will be amortized using the effective interest rate method over the term of the indebtedness

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Deferred Compensation Notes

Beginning in February 2009, the Company had been unable to meet its contractual employment related obligations and has been accruing, as a component of accrued expenses, past due salaries to its employees and, as a component of accounts payable, severance payments payable to its former Chief Executive Officer and fees due its in-house counsel.  Through December 31, 2009, the Company, in partial satisfaction of these past due amounts, had issued $1,071,333 principal amount of 12% convertible notes (the “Deferred Compensation Convertible Notes”) on the basis of $2.00 of Deferred Compensation Convertible Note face value for each $1.00 of compensation deferred.  Each Deferred Compensation Convertible Note is convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.25 per share (the “Conversion Price”).  On December 31, 2009, there was $1,071,333 of the Deferred Compensation Convertible Notes outstanding plus related accrued interest of $48,530 under these notes, in addition to accrued salaries of $327,713 recorded (collectively the“ Deferred Compensation Liabilities”).

On December 31, 2009, the Company entered into a new agreement (the “Deferred Compensation Note Agreement”) with holders of the Deferred Compensation Convertible Notes, who were also owed the accrued salaries of $327,713.  Pursuant to the terms of the Deferred Compensation Note Agreement and in settlement of the Deferred Compensation Liabilities, liabilities of $323,735 were forgiven, converted liabilities of $844,746 to 3,379,024 shares of the Company’s common stock, using a conversion price of $0.25 which approximated the fair value of the Company’s common stock at that date, and were issued $279,095 principal amount 10% notes maturing in 36 months (the “Deferred Compensation Notes”).  The forgiveness of the $323,735 was recorded as a reduction of salary expense.

Other Financings

The Company has also entered into various vehicle and insurance financing contracts with amounts outstanding totaling $62,181 as of December 31, 2009.  The entire balance of the long-term total of $62,181 was repaid in 2009.

During the three months ended March 31, 2010 and 2009, the total interest costs incurred were $532,557 and $570,909 which includes capitalized interest of $0 and $399,315, respectively.

5.	Capital Stock

Preferred Stock

The Company has authorized 10,000,000 shares of Preferred Stock with a par value of ..001 per share.  On February 21, 2010, pursuant to the merger Agreement, the Company issued 2,140,000 shares of convertible preferred stock.

Common Stock

The Company has authorized 100,000,000 shares of Common Stock with a par value of ..001.

On February 12, 2010, pursuant to the terms of the Merger Agreement, STW merged with and into Acquisition Sub, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and STW becoming a wholly-owned subsidiary of the Company, the Company issued an aggregate of 31,780,004 (the “STW Acquisition Shares”) shares of .001 par value common stock to the shareholders of STW at the closing of the merger and all derivative securities of STW as of the Merger became derivative securities of Woozyfly including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Additionally, MKM, the DIP Lender, received 400,000 shares of common stock and 2,140,000 shares of preferred stock, the holders of the Convertible Notes received 1,760,000 shares of common stock, general unsecured claims received 100,000 shares of common stock.  An adjustment was made through additional paid in capital to reflect the issuance of these shares as the Merger was treated as a reverse merger and a capitalization transaction for accounting purposes.

For the three months ended March 31, 2010, the company issued 2,241,667 shares of common stock which were valued at an aggregate of $560,416, based upon the estimated fair value of the Company’s common stock at that date, for consulting services rendered to the Company.

Total Dilutive Securities

As of March 31, 2010, the Company had the following dilutive securities to acquire the Company’s Common Stock outstanding:

	Number of
	Underlying	Exercise
Security	Common Shares	Price	Term

Warrants associated with the $2.00 Unit Offering	5,844,900	$3.00	2011 - 2012
Warrants issued for Professional Services	1,500,000	$4.00	2014
Warrant associated with the January 14, 2009 Bridge Note	480,000	$3.00	2014
Warrant associated with the acquisition of the Company's Preferred Shares oustanding	1,500,000	$8.00	2014
Warrants associated with the 12% Convertible Notes	3,738,102	$3.00	2014-2015
Convertible common stock associated with 2009 12% notes	401,656	$0.25	2010-2011
Convertible common stock associated with 2010 12% notes	57,075	$0.25	2010-2011

	13,521,733

6.	Stock-Based Compensation

Since Inception (January 28, 2008), the Company issued 6.8 million shares of the Company’s Common Stock to directors, employees and certain consultants. As of March 31, 2010, 400,000 of these shares have been forfeited.  The following table sets forth the number of shares outstanding, the fair value at date of issue and the period over which the shares vest:

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Number of	Fair
	Shares	Value per	Vesting
Date	Issued	Share	Period

April 22, 2008	2,550,000	$0.0445	Immediate
April 22, 2008	350,000	$0.0445	six months
May 8, 2008	100,000	$0.0445	Immediate
May 19, 2008	1,300,000	$0.0445	Immediate
October 1, 2008	50,000	$0.27	Immediate
June 1, 2008	250,000	$0.27	(a)
February 10, 2009	800,000	$0.27	Immediate
May 31, 2009	200,000	$0.27	Immediate
June 1, 2009	150,000	$0.25	Immediate
June 15, 2009	600,000	$0.25	Immediate
March 31, 2010	450,000	$0.25	Immediate
	6,800,000

(a)  These shares vested upon the earlier of (i) the initial public offering of the Company's common shares, (ii) the involuntary termination of the employee after December 31, 2008 or (iii) upon consent of the Company's Board of Directors.

7.	Commitments

In April 2008, the Company entered into an Equipment and Services Contract with GE Water with respect to the purchase by the Company of an Evaporator System, along with necessary pre-treatment facilities, capable of handling 500 gallons per minute of oil field fractionation and/or oil field produced waste water.  The contract price totaled $14.5 million.  The Company has made progress payments totaling $4.7 million, with the balance of the contract price payable upon the attainment of project milestones by GE Water over approximately 18 months. In April 2009, the Company issued a change order to increase the overall processing capacity to approximately one million gallons per day.  This change order obligated the Company to additional payments totaling approximately $1.2 million.  See Note 1.

8.	Related Party Transactions

In connection with the Company’s capital raising activities, the Company had incurred, as of March 31, 2010, a total of $1,020,287 in fees and expenses payable to Viewpoint and issued, pursuant to the terms of its arrangement with Viewpoint, 2,200,000 shares of Common Stock and 366,600 warrants to purchase one and one-half shares of the Company’s Common Stock on the same terms as the warrants issued in the $2.00 Unit Offering and 406,296 warrants to purchase shares of the Company’s Common Stock on the same terms as the warrants issued with the 2009 and 2010 12% Convertible Notes.  At March 31, 2010, the Company had a balance due Viewpoint of $169,287 recorded in accounts payable.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	Subsequent Events

On May 5, 2010, the Company executed a term sheet with Kodiak Capital Group, LLC for a $5 million perpetual redeemable cumulative 15% preferred stock investment.  The investment carries a cumulative preferred dividend accruing at 15% annually.  The capital will be drawn by the Company based on a mutually agreed upon working capital schedule.  The commitment term is for one year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 The following information should be read in conjunction with STW Resources Holding Corp. (f/k/a/ Woozyfly, Inc.) (the “Company”) consolidated unaudited financial statements and the notes thereto contained elsewhere in this report.    Information in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q that does not consist of historical facts, are "forward-looking statements."  Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance.  The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section found in the Company’s Super 8-K on Form 8-K/A, filed with the Securities and Exchange Commission on April 1, 2010, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  The Company disclaims any obligation to update the forward-looking statements in this report.

 Overview

STW Resources Holding Corp. (“STW” or the “Company”) is a development stage corporation formed to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas.  STW has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana and the Appalachian Basin of Pennsylvania and West Virginia.  STW, in conjunction with energy producers, operators, various state agencies and legislators, are working to create an efficient and economical solution to this complex problem.  The Company is also evaluating the deployment of similar technology in the municipal wastewater industry.

The Company’s operations are located at 619 W. Texas Ave Ste 126, Midland, TX 79701.

On January 21, 2010, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with STW Acquisition, Inc. (“Acquisition Sub”), a wholly owned subsidiary of the Company, STW Resources, Inc. (“Acquiree”) and certain shareholders of Acquiree controlling a majority of the issued and outstanding shares of Acquiree.  On February 12, 2009, pursuant to the terms of the Merger Agreement, Acquiree merged with and into Acquisition Sub, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and Acquiree becoming a wholly-owned subsidiary of the Company, the Company issued an aggregate of 31,780,004 (the “STW Acquisition Shares”) shares of common stock to the shareholders of Acquiree at the closing of the merger and all derivative securities of Acquiree as of the Merger became derivative securities of the Company including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

On February 9, 2010, the Court entered an order confirming the Seconded Amended Plan of Reorganization (the “Plan”) pursuant to which the Plan and the Merger was approved.  The Plan was effective February 19, 2010 (the “Effective Date”). The principal provisions of the Plan are as follows:

•	MKM, the DIP Lender, received 400,000 shares of common stock and 2,140,000 shares of preferred stock;
•	the holders of the Convertible Notes received 1,760,000 shares of common stock;
•	general unsecured claims received 100,000 shares of common stock; and
•	the Company’s equity interest was extinguished and cancelled.

On March 3, 2010, the Company changed its name to STW Resources Holding Corp.   The name change was accomplished by merging a wholly owned subsidiary of the Company into the Company resulting in the Company being the surviving Company and changing the name of the Company to STW Resources Holding Corp.

Considering that, following the merger, the shareholders of the Company control the majority of our outstanding voting common stock and effectively succeeded our otherwise minimal operations to those that are theirs, the Company is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of the Company’s securities for our net monetary assets, which are deminimus, accompanied by a recapitalization. Accordingly, the Company has not recognized any goodwill or other intangible assets in connection with this reverse merger transaction.

Acquiree is the surviving and continuing entity and the historical financials following the reverse merger transaction will be those of STW.   We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of Acquiree pursuant to the terms of the Merger Agreement.  As a result of such acquisition, our operations our now focused on the provision of customized water reclamation services.  Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three months Ended March 31, 2009

Revenue. The Company did not generate revenue for the three months ended March 31, 2010 and 2009.

Expenses.  Our expenses for the three months ended March 31, 2010 were $1,321,908, and consisted of payroll and payroll taxes ($12,859), legal and professional fees ($657,296), stock based compensation ($112,500), interest expense ($532,557), and ($6,696)  in other administrative expenses including travel to the prospective sites.  Our expenses for the three months ended March 31, 2009 were $1,748,273 and consisted of payroll and payroll taxes ($666,872), legal and professional fees ($544,322), stock based compensation ($251,428) and ($114,057)  in other administrative expenses.  The reason for the decrease in comparing the three months ended March 31, 2010 to the same period for 2009 was due to the fact that the Company refocused operations on the Company’s process for permitting sites in Pennsylvania. The Company decreased its operations from six employees to one employee during this process.  Once the permits are obtained, of which there is no guarantee, the Company expects to hire additional employees to commence its operations.

 Net loss. Net loss for the three months ended March 31, 2010 and 2009 were $1,321,908 and $1,748,273, respectively.

 Liquidity and Capital Resources

 As of March 31, 2010, we had current assets of $101,307, including cash of $13,298, and current liabilities of $12,175,737.   As of December 31, 2009, we had current assets of $112,480, including cash of $11,621, and current liabilities of $11,579,929.

Operating Activities

 Our operating activities resulted in a net cash used by operations of $196,323 for the three months ended March 31, 2010 compared to net cash used by operations of $505,228 for the three months ended March 31, 2009.  The net cash used by operations for the three months ended March 31, 2010 reflects a net loss of $1,321,908 offset by depreciation of $655, amortization of debt issue costs of $116,553, stock based compensation $112,500 the fair value of equity issued for services of $560,416,  account payables and other accrued expenses of $336,727 and other minor factors.   The net cash used by operations for the three months ended March 31, 2009 reflects a net loss of $1,748,273 offset by depreciation of $7,969, stock based compensation of $251,428, amortization of debt issue costs of $123,909, fair value of equity issued for consulting services of  $24,000 and account payables and other accrued expenses of $779,181 and other minor factors.

Investing Activities

Our investing activities resulted in a net cash outflow of $0 for the three months ended March 31, 2010 compared to a net cash outflow of $0 for the three months ended March 31, 2009.

Financing Activities

Our financing activities resulted in a cash inflow of $198,000 for the three months ended March 31, 2010 and $506,335 for the three months ended March 31, 2009, which represents both issuances of notes payable and sales of equity by STW.

Notes Payable

April 2008 Notes

In April 2008, the Company issued promissory notes (the “April 2008 Notes”) totaling $1.1 million.   Each note bore interest at a rate of 10% per annum.  Principal and accrued but unpaid interest on each note was payable in full on June 1, 2008.  Pursuant to the terms of the April 2008 Notes, the Company was also required to issue one-quarter (0.25) share of Common Stock for each dollar of principal amount advanced.  A total of 275,000 shares of Common Stock were issued and were valued at an aggregate of $12,238, based upon the price of the Company’s shares of Common Stock issued under the most recent private placement offering prior to the issuance of the April 2008 Notes.  This value was recorded as a discount to the notes and amortized to interest expense using the effective interest rate method over the term of the notes.  The Company also incurred $55,100 of debt issue costs.  This cost was amortized to interest expense using the effective interest rate method over the term of the notes.

On June 1, 2008, the Company requested and obtained temporary waivers of repayment of the April 2008 Notes until the closing of additional equity funding.  In consideration of such extension, the Company issued to each note holder an additional 0.375 share of Common Stock for each dollar of principal advanced.  A total of 41,325 additional shares of Common Stock were issued.  These additional shares of Common Stock were valued at an aggregate of $11,157, based on the estimated fair value of the Company’s Common Stock at that date.  This amount was recorded as a discount to the April 2008 Notes and amortized to interest expense using the effective interest rate method over the term of the notes.

The April 2008 Notes were repaid in full during June 2008.

September 2008 Bridge Note and March 2009 Bridge Note

On September 29, 2008, the Company entered into a securities purchase agreement with an accredited investor (the “September 2008 Bridge Investor”) providing for the issuance by the Company to the September 2008 Bridge Investor of its 12% promissory note in the principal amount of $125,000 (the "September 2008 Bridge Note").  In addition to the September 2008 Bridge Note, the September 2008 Bridge Investor also received 62,500 shares of common stock of the Company.  These shares of Common Stock were valued at an aggregate of $16,875, based on the estimated fair value of the Company’s Common Stock at that date.  This amount was recorded as a discount to the September 2008 Bridge Note and was amortized to interest expense using the effective interest rate method over the term of the notes.  The September 2008 Bridge Note matured on December 28, 2008.  Interest associated with this note was 12% per annum, payable on the maturity date.  In the event that all amounts due under the note were not paid by the maturity date, the Company was required to issue an additional 31,250 shares to the September 2008 Bridge Investor every 30 days that any amounts remain outstanding on the note.

On March 24, 2009, the Company entered into a securities purchase agreement with the September 2008 Bridge Investor providing for the rollover of the $125,000 principal amount outstanding under the September 2008 Bridge Note and the advancing of an additional $50,000 (the “March 2009 Bridge Note”).  Pursuant to the terms of the September 2008 Bridge Note, the Company issued penalty shares, totaling 93,750 additional shares of the Company’s Common Stock, to the September 2008 Bridge Investor.  These shares of Common Stock were valued at an aggregate of $25,314, based on the estimated fair value of the Company’s Common Stock at that date.  This amount was recorded as a discount to the September 2008 Bridge Note and was amortized to interest expense using the effective interest rate method over the term of the note.  In addition to the March 2009 Bridge Note, the September 2008 Bridge Investor also received an additional 200,000 shares of common stock of the Company.  These shares of Common Stock were valued at an aggregate of $54,000, based on the estimated fair value of the Company’s Common Stock at that date.  This amount was recorded as a discount to the March 2009 Bridge Note and was amortized to interest expense using the effective interest rate method over the term of the note.  The September 2008 Bridge Investor was also entitled to a $15,000 financing fee payable at maturity.  This fee was accrued as a discount to the March 2009 Bridge Note and was amortized to interest expense using the effective interest rate method over the term of the note.  The March 2009 Bridge Note matured on the earlier of 90 days from closing or upon closing of a private placement by the Company, with net proceeds to the Company of at least $1.0 million.  Interest associated with this note was 12% per annum, payable on the maturity date.   In the event that all amounts due under the note are not paid by the maturity date, the Company was required to issue an additional 40,000 shares to the September 2008 Bridge Investor every 30 days that any amounts remain outstanding on the note.  See the 2009 12% Convertible Notes disclosure for the conversion of this note.

CEO Bridge Note

On December 29, 2008, the Company entered into a securities purchase agreement with the Company’s then Chairman and Chief Executive Officer for the issuance by the Company of its 10% promissory note in the principal amount of $75,000 (the "CEO Bridge Note").  In addition to the CEO Bridge Note, the CEO also received 37,500 shares of Common Stock of the Company.  These shares of Common Stock were valued at an aggregate of $10,125, based on the estimated fair value of the Company’s Common Stock at that date.  This amount was recorded as a discount to the CEO Bridge Note and was amortized to interest expense using the effective interest rate method over the term of the note.  The CEO Bridge Note matured on March 29, 2009.  Interest associated with the CEO Bridge Note was 10% per annum, payable on the maturity date. See the 2009 12% Convertible Notes disclosure for the conversion of this note.

In January 2009, STW entered into a securities purchase agreement for the issuance of a 10% promissory note (“January 2009 Bridge Note”) in the principal amount of $50,000.  In addition, STW entered into a securities purchase agreement for the issuance of a 15% promissory note in the principal amount of $400,000.

In March 2009, STW entered into a securities purchase agreement with the September 2008 Bridge Investor providing for the rollover of the $125,000 principal amount outstanding under the 2008 September Bridge Note and advancing an additional $50,000.

In April 2009, STW commenced an offering of its 12% Convertible Notes (“2009 12% Convertible Notes”).  Each 2009 12% Convertible Note is convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.25 per share (the “Conversion Price”).   The 2009 12% Convertible Notes bear interest at 12% per annum and mature 12 months from the date of issuance.  For each 2009 12% Convertible Note purchased, each investor received a warrant  to purchase up to such number of shares of the Company’s common stock equal to one-half of the face amount of the 2009 12% Convertible Note divided by the Conversion Price.  The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share.     Through December 31, 2009, the closing date of this offering, the Company had issued a total of $740,000 face value of its 12% Convertible Notes for cash.

In January 2010, the Company commenced an offering of its 12% Convertible Notes (the “2010 12% Convertible Notes”). Each 2010 12% Convertible Note is convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.25 per share (the “Conversion Price”). The 2010 12% Convertible Notes bear interest at 12% per annum and mature 12 months from the date of issuance. For each 2010 12% Convertible Note purchased, each investor received a warrant to purchase up to such number of shares of the Company’s common stock equal to one-half of the face amount of the 2010 12% Convertible Note divided by the Conversion Price. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share. Through March 31, 2010, the Company had issued a total of $225,000 face value of its 12% Convertible Notes for cash.

Equity Issuances

On February 12, 2010, pursuant to the terms of the Merger Agreement, the Company merged with and into an acquisition subsidiary, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and the Company becoming a wholly-owned subsidiary, the Company issued an aggregate of 31,780,004 (the “STW Acquisition Shares”) shares of common stock to the shareholders of the Company at the closing of the merger.  The par value of the exchanged shares changed from .00001 to .001.  All equity presentations have been revised accordingly. Additionally, all derivative securities of the Company as of the Merger became derivative securities of the Company, including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

On January 28, 2008, STW issued 8,100,000 shares of Common Stock at $0.001 per share for total consideration of $81.

In April 2008, STW designated the Series A Preferred Stock, with a par value of $0.001 per share, and authorized the issuance of 100 shares to STW’s Chairman and Chief Executive Officer.  In addition, STW issued 5,980,000 shares of Common Stock at $0.0445 per share for total consideration of $266,110.  STW then commenced a unit offering (the “$2.00 Unit Offering”) whereby each unit consisted of one share of STW’s Common Stock and a warrant to acquire one and one-half shares of STW’s Common Stock as follows: (i) 0.5 shares at an exercise price equal to $3.00 per share, (ii) 0.5 shares at an exercise price equal to $4.00 per share, and (iii) 0.5 shares at an exercise price equal to $8.00 per share. Each Warrant is exercisable for three years from date of issue.

STW also issued 700,000 Common Shares for investment banking compensation associated with this offering.  These shares were valued at an aggregate of $98,800, based on the estimated fair value of STW’s Common Stock at that date.

In connection with the April 2008 Notes, STW issued a total of 275,000 shares of Common Stock which were valued at an aggregate of $12,238, based upon the price of STW’s shares of Common Stock issued under the most recent private placement offering prior to the issuance of the April 2008 Notes.  Upon the extension of the April 2008 Notes in June 2008, STW issued a total of 41,325 additional shares of Common Stock.  These additional shares of Common Stock were valued at an aggregate of $11,157, based on the estimated fair value of the Company’s Common Stock at that date.

In connection with the September 2008 Bridge Note, STW issued a total of 62,500 shares of Common Stock which were valued at an aggregate of $16,875, based upon the estimated fair value of STW’s Common Stock at that date.

In connection with the CEO Bridge Note, STW issued a total of 37,500 shares of Common Stock which were valued at an aggregate of $10,125, based upon the estimated fair value of STW’s Common Stock at that date.

Stock Based Compensation

Since Inception (January 28, 2008), STW issued 6.8 million shares of its Common Stock to directors, employees and certain consultants.  As of March 31, 2010, 400,000 of these shares have been forfeited.   During the period from Inception (January 28, 2008) through December 31, 2009, STW recognized $946,293 in compensation cost associated with the issuance of these shares and recognized an additional $112,500 during the three months ended March 31, 2010.  At March 31, 2010, STW had no remaining compensation cost to be recognized related to these issuances.

Total Dilutive Securities

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the above dilutive securities were exercised. As the Company realized a net loss for each of the three months ended March 31, 2010 and 2009, no potentially dilutive securities were included in the calculation of diluted earnings per share as their impact would have been anti-dilutive. As of March 31, 2010, and March 31, 2009, the Company had 13,521,733 and 5,844,900 dilutive securities to acquire the Company’s Common Stock outstanding respectively.

Going Concern

The Company from Inception (January 28, 2008) through March 31, 2010, has not had any significant revenues.  The Company has no significant operating history as of March 31, 2010, has accumulated losses of $8,092,790 and negative cash flow from operations of $2,908,601 since inception and is currently in default of amounts of $9.7 million past due to GE Water.  From Inception (January 28, 2008) through March 31, 2010, management has raised equity and debt financing of $ 7.8 million to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond.  These steps include (a) raising additional capital and/or obtaining financing; (b) continue to work in good faith with GE Water to perform its obligations under the Teaming Agreement and the Purchase Order, (c) executing contracts with oil and gas operators and municipal utility districts; and (d) controlling overhead and expenses.  There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

In the event the Company is unable to continue as a going concern, the Company may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.  To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Credit Facility

The financial requirements of our Company will be dependent upon the financial support through credit facilities and additional sales of our equity securities.  The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. Should additional financing be needed for our continued operations we will need to obtain it on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if available at all, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

We can give no assurance that we will be successful in implementing any phase, all phases of the proposed business plan, or that we will be able to continue as a going concern.

Presently we have no revolving Credit Facility established.  If needed, it will be necessary to establish a line of credit and it will need to be on favorable terms.

Off-Balance Sheet Arrangements

STW does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on STW's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Commitments

STW entered into a Memorandum of Understanding with GE Water & Process Technologies (“GE Water”), a unit of General Electric Company, dated February 14, 2008 (“MOU”) to jointly develop off-take agreements with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana and the Appalachian Basin.  STW and GE Water formalized their relationship on May 22, 2008, by entering into a definitive Teaming Agreement (“Teaming Agreement”), which superseded the MOU.  The Teaming Agreement was drafted in accordance with the terms of the MOU and provides greater certainty as to each party’s responsibilities and as to the process of entering into agreements with and providing services to customers.  The Teaming Agreement sets forth the terms and conditions that will govern STW and GE Water relationship when STW is successful in selling its services to an identified prospect.

In April 2008, STW entered into a purchase order with GE Water (“Purchase Order”), for the purchase of a modularized produced water evaporator system (the “Evaporator System”) capable of processing approximately 720,000 gallons per day.  The total commitment under the Purchase Order was $14.5 million, to be paid over eight installments.  As of March 31, 2010, the Company has paid a total of approximately $4.7 million.  Included in this total is $300,000 of its $1.5 million second installment payment which was due at the end of June 2008.  The Company is currently in arrears on the remaining $1.1 million under the second installment payment and is also in arrears in its third installment payment of $3.6 million which was due on November 28, 2008, the fourth installment payment of $1.4 million which was due on February 27, 2009, and the fifth installment payment of $1.8 million which was due on August 28, 2009.  The total of all amounts invoiced and unpaid, including accrued interest of approximately $1.7 million, through March 31, 2010, totaled $9.7 million.  In addition, pursuant to the terms of the Purchase Order, the Company is required to post a letter of credit securing the balance of the payments due under the Purchase Order, totaling $1.9 million, which the Company has not yet done.  Finally, in April 2009, the Company issued a change order to the Purchase Order to increase the overall processing capacity to approximately one million gallons per day.  This change order obligated the Company to additional payments totaling approximately $1.2 million.

On January 12, 2009, GE Water sent a notice of default with respect to the past due payments on the Evaporator System, and the required posting of the letter of credit, as set forth under the Purchase Order, with a requirement that such default be cured within 30 days from the date of the notices.  GE Water took no further action with respect to the notice of default until August 13, 2009.

On August 13, 2009, GE Water provided STW a six month additional grace period, through February 13, 2010.  At the end of the additional six month grace period, if STW has not met its obligations, GE Water represented that it would meet with STW to determine the state of the investment market and grant or not grant an additional grace period, as necessary.  If, after February 13, 2010, GE Water elected to not extend STW’s payment obligations, GE Water could foreclose on the Evaporator System, resulting in the loss of payments advanced to date by STW and future use of the Evaporator System under construction.

On October 1, 2009, GE Water sent a letter to STW unilaterally announcing to STW that GE was canceling STW’s Purchase Order due to STW’s inability to pay the current amounts due.  GE Water also demanded a “termination” payment of $750,000.  In the same letter, GE Water unilaterally announced it was cancelling the Teaming Agreement citing GE Water’s belief that STW was insolvent.  GE Water prefaced its cancellation of the Purchase Order and Teaming Agreement on a failure of GE Water and STW to renegotiate a substitute Teaming Agreement.  On October 8, 2009, STW responded to GE Water in writing rejecting GE Water’s unilateral termination of the Purchase Order and Teaming Agreements, among other things including that GE Water had the contractual requirement to arbitrate certain of the disputed matters raised by GE Water’s October 1, 2009 letter.  As of May, 2010, STW and GE are actively engaged in discussions regarding a potential project or sale of the evaporator.

Critical Accounting Policies and Estimates

The following accounting principles and practices of STW are set forth to facilitate the understanding of data presented in the consolidated financial statements:

Nature of operations

The Company is a development stage  corporation formed to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas.  The Company has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems with a focus in Pennsylvania.  The Company, in conjunction with energy producers, operators, various state agencies and legislators, are working to create an efficient and economical solution to this complex problem.  STW is also evaluating the deployment of similar technology in the municipal wastewater industry, the Acid Mine Drainage polluted water problems in the northeastern United States, and brackish aquifer reclamation for reuse.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Property and depreciation

Property and equipment are recorded at cost and depreciation is provided using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

 Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized.  Minor replacements, maintenance and repairs, which do not improve or extend the lives of the assets, are charged to operations as incurred.  Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations.

Income taxes

   The Company follows ASC Topic 740, “Income Taxes” for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.  Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

   At Inception (January 28, 2008), the Company implemented the accounting guidance for uncertainty in income taxes using the provisions of ASC Topic 740 ,which is intended to clarify the accounting for income taxes prescribing a minimum recognition threshold for a tax provision before being recognized in the consolidated financial statements. This guidance also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result, the Company has concluded that it does not have any unrecognized tax benefits or any additional tax liabilities after applying this guidance.  The adoption of this guidance therefore had no impact on the Company’s consolidated financial statements.

Concentrations

Financial instruments that potentially subject STW to concentration of credit risk consist of cash.  From time to time, STW has cash in its bank accounts in excess of federally insured limits.

STW anticipates entering into long-term, fixed-price contracts for its services with select oil and gas producers and municipal utilities.  STW will control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Since we are a company that qualifies as a “smaller reporting company,” as defined under Rule 12b-2, we are not required to provide the information required by this Item 3.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the "Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business.  The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse affect on its business, prospects, financial condition or results of operations.  The Company may become involved in material legal proceedings in the future.

Item 1A.  Risk Factors.

RISK FACTORS

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We did not begin operations of our business until January 2008.  We have a limited operating history and have generated limited revenue.  As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Reliance on the historical results may not be representative of the results we will achieve, particularly in our combined form.  Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

STW’s results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

STW incurred a net loss amounting to $8,092,790 for the period from inception (January 28, 2008) through March 31, 2010.  In addition, as of  March 31, 2010, STW has liabilities of $12,455,032. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly.

Our management is developing plans to alleviate the negative trends and conditions described above.  Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future.  Further, as we are a new enterprise, we expect that net losses will continue and our working capital deficiency will exacerbate.

We depend upon key personnel and need additional personnel.

Our success depends on the continuing services of Stanley Weiner, our chief executive officer and director.  The loss of Mr. Weiner could have a material and adverse effect on our business operations.  Additionally, the success of the Company’s operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guaranty that the Company will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for the Company.  Our inability to attract and retain key personnel may materially and adversely affect our business operations.

We must effectively manage the growth of our operations, or our company will suffer.

To manage our growth, we believe we must continue to implement and improve our operational and marketing departments. We may not have adequately evaluated the costs and risks associated with this expansion, and our systems, procedures, and controls may not be adequate to support our operations. In addition, our management may not be able to achieve the rapid execution necessary to successfully offer our products and services and implement our business plan on a profitable basis. The success of our future operating activities will also depend upon our ability to expand our support system to meet the demands of our growing business. Any failure by our management to effectively anticipate, implement, and manage changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

Our business requires substantial capital, and if we are unable to maintain adequate financing sources our profitability and financial condition will suffer and jeopardize our ability to continue operations.
We require substantial capital to support our operations.  If we are unable to maintain adequate financing or other sources of capital are not available, we could be forced to suspend, curtail or reduce our operations, which could harm our revenues, profitability, financial condition and business prospects.

Regulatory requirements may have a negative impact upon our business.

While our services are subject to substantial regulation under federal, state, and local laws, we believe that the services are materially in compliance with all applicable laws. However, to the extent the laws change, if we introduce new services in the future or if we commence working in a new area, some or all of our services may not comply with applicable federal, state, or local laws.   Progressively tighter regulations are demanding a thorough review of the entire water-use cycle in industrial applications with the ultimate goal of encouraging and/or mandating reclamation and re-use of water. STW works closely with Federal, State and local regulators and environmental agencies to share our expertise and knowledge on this complex issue and discuss our views on potential solutions.  The Company’s intimate knowledge of this process is a key tool to assist their customers to better understand the legislative and regulatory elements related to water management and advise them of various alternatives.  However, compliance with these regulation is burdensome, time consuming, and expensive.  The cost of these compliance activities and the delays and risks associated with obtaining approval can be substantial. The risks, delays, and expenses incurred in connection with such compliance could be substantial.

Risks associated with the collection, treatment and disposal of wastewater may impose significant costs.

Our wastewater collection, treatment and disposal operations of our subsidiaries are subject to substantial regulation and involve significant environmental risks. If collection systems fail, overflow or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and economic damages, which may not be recoverable in rates.  Liabilities resulting from such damage could adversely and materially affect our business, results of operations and financial condition. Moreover, in the event that we are deemed liable for any damage caused by overflow, our losses might not be covered by insurance policies, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

If the Company is unable to reach an agreement with GE, GE will retain possession of the Evaporator System and retain all payments made to GE to date, which would significantly reduce the overall value of the Company.

STW entered into a Memorandum of Understanding with GE Water, a unit of General Electric Company, dated February 14, 2008 (“MOU”) to jointly develop off-take agreements with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana and the Appalachian Basin.  STW and GE Water formalized their relationship on May 22, 2008, by entering into a definitive Teaming Agreement (“Teaming Agreement”), which superseded the MOU.  The Teaming Agreement was drafted in accordance with the terms of the MOU and provides greater certainty as to each party’s responsibilities and as to the process of entering into agreements with and providing services to customers.  The Teaming Agreement sets forth the terms and conditions that will govern STW and GE Water relationship when STW is successful in selling its services to an identified prospect.

In April 2008, STW entered into a purchase order with GE Water (“Purchase Order”), for the purchase of a modularized produced water evaporator system (the “Evaporator System”) capable of processing approximately 720,000 gallons per day.  The total commitment under the Purchase Order was $14.5 million, to be paid over eight installments.  As of  Macrh 31, 2010, STW has paid a total of approximately $4.7 million.  Included in this total is $300,000 of its $1.5 million second installment payment which was due at the end of June 2008.  STW is currently in arrears on the remaining $1.1 million under the second installment payment and is also in arrears in its third installment payment of $3.6 million which was due on November 28, 2008, the fourth installment payment of $1.4 million which was due on February 27, 2009, and the fifth installment payment of $1.8 million which was due on August 28, 2009.  The total of all amounts invoiced and unpaid, including accrued interest of approximately $1.7 million, through March 31, 2010, totaled $9.7 million.  In addition, pursuant to the terms of the Purchase Order, STW is required to post a letter of credit securing the balance of the payments due under the Purchase Order, totaling $1.9 million, which STW has not yet done.  Finally, in April 2009, STW issued a change order to the Purchase Order to increase the overall processing capacity to approximately one million gallons per day.  This change order obligated STW to additional payments totaling approximately $1.2 million.

On January 12, 2009, GE Water sent a notice of default with respect to the past due payments on the Evaporator System, and the required posting of the letter of credit, as set forth under the Purchase Order, with a requirement that such default be cured within 30 days from the date of the notices.  GE Water took no further action with respect to the notice of default until August 13, 2009.

On August 13, 2009, GE Water provided the Company a six month additional grace period, through February 13, 2010.  At the end of the additional six month grace period, if the Company has not met its obligations, GE Water represented that it would meet with the Company to determine the state of the investment market and grant or not grant an additional grace period, as necessary.  If, after February 13, 2010, GE Water elected to not extend the Company’s payment obligations, GE Water could foreclose on the Evaporator System, resulting in the loss of payments advanced to date by the Company and future use of the Evaporator System under construction.  In discussions in March 2010 between STW management and GE Water, GE Water expressed continued interest in working with the Company by providing technical support and a willingness to resolve their differences, pending the results of STW’s merger and capital raised during the first quarter 2010.

On October 1, 2009, GE Water sent a letter to STW unilaterally announcing to STW that GE was canceling the Company’s Purchase Order due to STW’s inability to pay the current amounts due.  GE Water also demanded a “termination” payment of $750,000.  In the same letter, GE Water unilaterally announced it was cancelling the Teaming Agreement citing GE Water’s belief that STW was insolvent.  GE Water prefaced its cancellation of the Purchase Order and Teaming Agreement on a failure of GE Water and STW to renegotiate a substitute Teaming Agreement.  On October 8, 2009, STW responded to GE Water in writing rejecting GE Water’s unilateral termination of the Purchase Order and Teaming Agreements, among other things including that GE Water had the contractual requirement to arbitrate certain of the disputed matters raised by GE Water’s October 1, 2009 letter. As of May, 2010, STW and GE are actively engaged in discussions regarding a potential project or sale of the evaporator.

Should GE exercise its right to foreclose upon and to re-deploy STW’s evaporator, it would represent the loss of a significant STW capital asset.  Notwithstanding that event, STW would not be impeded from going forward on an operational basis with other water reclamation projects, as the capital assets and working capital for those projects will be funded by non-GE third party sources.

We will require significant capital requirements for equipment, commercialization and overall success.

We will require additional financing for our operations, to purchase equipment and to establish a customer base.  We anticipate that we will require a minimum of $10.0 million to $15.0 million in additional capital over the next six months to pursue our business plan.  We cannot assure you that we will obtain any additional financing through any other means.  Additional financing may not be available to us on acceptable terms, if at all.  Unless we raise additional financing, we will not have sufficient funds to complete the purchase of equipment and commercialization of our services.

Our additional financing requirements could result in dilution to existing stockholders.

We will require additional financings obtained through one or more transactions which effectively dilute the ownership interests of holders of our Common Stock.  We have the authority to issue additional shares of Common Stock and Preferred Stock as well as additional classes or series of ownership interests or debt obligations which may be convertible into any class or series of ownership interests in the Company.  The Company is authorized to issue 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock.  Such securities may be issued without the approval or other consent of the holders of the Common Stock.

A small number of existing shareholders own a significant amount of our Common Stock, which could limit your ability to influence the outcome of any shareholder vote.

Our executive officers, directors and shareholders holding in excess of 5% of our issued and outstanding shares, beneficially own over 47.4% of our Common Stock, before giving effect to the Offering. Under our Articles of Incorporation and Nevada law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action.  As a result, these individuals will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions.

We face competition from existing companies in reclamation of oil and gas waste water space that provide similar services to the Company’s.

 Our competitors may have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do.  Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.

We rely on confidentiality agreements that could be breached and may be difficult to enforce.

Although we believe that we take reasonable steps to protect our intellectual property, including the use of agreements relating to the non-disclosure of our confidential information to third parties, as well as agreements that provide for disclosure and assignment to us of all rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them, such agreements can be difficult and costly to enforce.  Although we generally seek to enter into these types of agreements with our consultants, advisors and research collaborators, to the extent that such parties apply or independently develop intellectual property in connection with any of our projects, disputes may arise concerning allocation of the related proprietary rights.  If a dispute were to arise enforcement of our rights could be costly and the result unpredictable.  In addition, we also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our employees, consultants, advisors or others.

Despite the protective measures we employ, we still face the risk that: agreements may be breached; agreements may not provide adequate remedies for the applicable type of breach; our trade secrets or proprietary know-how may otherwise become known; our competitors may independently develop similar technology; or our competitors may independently discover our proprietary information and trade secrets.

We have not paid dividends in the past and do not expect to pay dividends in the future.

 Any return on investment may be limited to the value of our common stock

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Our stock price and trading volume may be volatile, which could result in substantial losses for our stockholders.

The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We have experienced significant volatility in the price of our stock over the past few years. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. In addition, the stock markets in general can experience considerable price and volume fluctuations.

We have not voluntary implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflict of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While we intend to adopt certain corporate governance measures such as a code of ethics and establish an Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of our board of directors, we presently do not have any independent directors. We intend to expand our board membership in future periods to include independent directors. It is possible that if we were to have independent directors on our board, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by our sole director who has an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of both corporate governance measures and independent directors in formulating their investment decisions.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring smaller reporting companies, such as our company, to include a report of management on the company's internal controls over financial reporting in their annual reports for fiscal years ending on or after June 15, 2010.  We will be required to include the management report in the annual report for the year ending December 31, 2010. In addition, for our fiscal year ending December 31, 2010 the independent registered public accounting firm auditing our financial statements must also attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain financing as needed could suffer.

If a public market for our common stock develops, trading will be limited under the SEC’s penny stock regulations, which will adversely affect the liquidity of our common stock.

The trading price of our common stock is less than $5.00 per share and, as a result, our common stock is considered a "penny stock," and trading in our common stock would be subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. Generally, the broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market. An active and liquid market in our common stock may never develop due to these factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 21, 2010, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with STW Acquisition, Inc. (“Acquisition Sub”), a wholly owned subsidiary of the Company, STW Resources, Inc. (“STW”) and certain shareholders of STW controlling a majority of the issued and outstanding shares of STW.  Pursuant to the Merger Agreement, STW was merged into the Acquisition Sub resulting in an exchange of all of the issued and outstanding shares of STW for shares of the Company on a one for one basis. At such time, STW became a wholly owned subsidiary of the Company.

On February 9, 2010, United States Bankruptcy Court for the Southern District of New York (the “Court”) entered an order confirming the Seconded Amended Plan of Reorganization (the “Plan”) pursuant to which the Plan and the Merger was approved.

The principal provisions of the Plan are as follows:

MKM Opportunity Master Fund Ltd., the DIP Lender, received 400,000 shares of common stock and 2,140,000 shares of preferred stock;

•	the holders of the Convertible Notes received 1,760,000 shares of common stock;
•	general unsecured claims received 100,000 shares of common stock; and
•	the Company’s equity interest were extinguished and cancelled.

On February 12, 2010, pursuant to the terms of the Merger Agreement, the Company merged with and into an acquisition subsidiary, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and the Company becoming a wholly-owned subsidiary of Woozyfly, Woozyfly issued an aggregate of 31,780,004 (the “STW Acquisition Shares”) shares of common stock to the shareholders of the Company at the closing of the merger and all derivative securities of the Company as of the Merger became derivative securities of Woozyfly including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

The above securities issued in connection with the Merger were offered and issued in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act.  The shareholders are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.  The securities issued under the Plan were issued pursuant to the order of a Federal Bankruptcy judge.

For the three months ended March 31, 2010, the company issued 2,241,667 shares of common stock which were valued at an aggregate of $560,416, based upon the estimated fair value of the Company’s common stock at that date, for consulting services rendered to the Company.

For the three months ended March 31, 2010, the company issued 450,000 shares of common stock to an employee, The company recognized $112,500 of compensation expense based upon the estimated fair value of the Company’s common stock at that date.

Item 3.  Defaults upon Senior Securities

       None.

Item 4.  Removed and Reserved

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment to the Certificate of Incorporation – March 1, 2010 (3)

3.2	Articles of Merger between STW Acquisition, Inc. and STW Resources, Inc. (2)

3.3	Articles of Merger filed with the State of Nevada on March 3, 2010 (4)

10.1	Agreement and Plan of Merger for proposed merger between Woozyfly, Inc., Merger Sub, and STW Resources, Inc. dated January 17, 2010. (1)

21.1	List of Subsidiaries (2)

31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Order Confirming the Second Amended Plan of Reorganization of Woozyfly, Inc. (2)

 (1)           Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 26, 2010.
 (2)           Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 19, 2010.
  (3)          Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 2, 2010.
  (4)          Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized

STW RESOURCES HOLDING CORP
(Registrant)

Date: May 20, 2010	By:	/s/ Stanley T Weiner
Stanley T Weiner
President and Chief Executive Officer