Form 10-Q
period 2010-06-30
STW RESOURCES HOLDING CORP.
filed 2010-08-13
CIK 1357838

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one)

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

[35,694,766 outstanding at August 12, 2010]

Common Stock, par value $0.001
(Class)

STW RESOURCES HOLDING CORP.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	( Unaudited)	( Audited)
Assets
Current assets
Cash and cash equivalents	$2,207	$11,621
Other current assets	95,026	100,859
Total current assets	97,233	112,480
Property and equipment, net of accumulated depreciation of $5,122 and $3,812	14,053,724	14,055,034
Total Assets	$14,150,957	$14,167,514

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$10,909,001	$10,092,547
Accrued expenses	219,895	151,610
Notes payable - current, net of $83,277 and $135,843 of unamortized discount at June 30, 2010 and December 31, 2009	1,767,538	1,335,772
Total current liabilities	12,896,434	11,579,929

Note payable - non-current	279,095	279,095

Shareholders' equity
Preferred stock, par value $.001 per share, Authorized 10,000,000 shares, Issued 2,140,000 at June 30, 2010 and 0 shares at December 31, 2009	2,140	-
Common stock, par value $.001 per share, Authorized 100,000,000 shares, Issued 35,694,766 shares at June 30, 2010, and 30,418,099 at December 31, 2009	35,694	30,418
Paid-in capital	9,877,167	9,048,954
Deficit accumulated during the development stage	(8,939,573)	(6,770,882)
Total shareholders' equity	975,428	2,308,490
Total Liabilities and Shareholders' Equity	$14,150,957	$14,167,514

The accompanying notes are an integral part of these consolidated unaudited financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Inception (January 28, 2008) through June 30, 2010

Revenues	$-	$34,000	$-	$34,000	$34,000
Cost of Sales	-	35,355	-	35,355	35,355
	-	(1,355)	-	(1,355)	(1,355)
Expenses
General and administrative
Salaries and benefits	22,599	565,545	35,458	1,232,417	2,713,550
Professional fees	255,898	92,607	913,193	636,929	2,501,109
Stock-based compensation	-	348,872	112,500	600,300	946,293
Travel	5,238	7,732	8,610	52,899	334,111
Other	36,326	36,857	39,650	105,747	672,153
Total general and administrative	320,061	1,051,612	1,109,411	2,628,291	7,167,216
Operating loss	(320,061)	(1,052,968)	(1,109,411)	(2,629,647)	(7,168,571)

Other expense
Interest, net	526,722	139,487	1,059,278	311,081	1,771,002
Total other expense	526,722	139,487	1,059,278	311,081	1,771,002

Loss before income taxes	(846,783)	(1,192,455)	(2,168,689)	(2,940,728)	(8,939,573)
Income taxes	-	-	-	-	-
Net loss	$(846,783)	$(1,192,455)	$(2,168,689)	$(2,940,728)	$(8,939,573)

Basic and Diluted Loss Per Share	$(0.02)	$(0.05)	$(0.06)	$(0.12)

Number of Common Shares used in Basic and Diluted Loss Per share	34,219,154	25,162,243	34,219,154	25,162,243

The accompanying notes are an integral part of these consolidated unaudited financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	Inception (January 28, 2008) through June 30, 2010

Cash flows from operating activities
Net income (loss)	$(2,168,689)	$(2,940,728)	$(8,939,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,310	15,998	36,583
Write-off of project pilot costs	-	14,960	14,960
Amortization of debt issue costs	219,377	254,096	690,257
Fair value of common shares attached to notes payable	-	25,314	75,709
Notes payable issued for deferred compensation	-	501,938	1,123,851
Stock-based compensation	112,500	332,658	946,293
Fair value of equity issued for consulting services	641,665	158,388	1,043,816
Loss on sale of equipment	-	-	11,524
Fair value of common shares issued as a donation	-	-	50,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(34,514)	8,704	(59,227)
Increase in accounts payable and accrued expenses	884,737	893,499	1,947,381
Net cash used in operating activities	(343,614)	(735,173)	(3,058,424)

Cash flows from investing activities
Acquisition of property and equipment	-	-	(4,986,876)
Sale of equipment	-	-	64,500
Net cash used in investing activities	-	-	(4,922,376)

Cash flows from financing activities
Issuance of notes payable	379,200	825,000	3,030,019
Repayment of notes payable	-	(85,201)	(1,207,108)
Debt issue costs	(45,000)	(98,200)	(345,579)
Equity issuances, net	-	93,056	6,503,143
Net cash provided by financing activities	334,200	734,655	7,980,475

Net increase( decrease) in cash and cash equivalents	(9,414)	(518)	2,207
Cash at beginning of period	11,621	17,639	-
Cash at end of period	$2,207	$17,121	$2,207

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-

Non-cash investing and financing activities:
Non-cash capital expenditures	$-	$2,008,416	$9,194,416

The accompanying notes are an integral part of these consolidated unaudited financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity
(Unaudited)

						Deficit Accumulated
	Preferred Stock		Common Stock		Paid-in	During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
January 28, 2008, equity offering	100	$-	8,100,000	$8,100	$(8,018)	$-	$81
April 1, 2008, issuance of common stock in connection with notes payable	-	-	275,000	275	11,963	-	12,238
April 9, 2008, equity offering	-	-	5,980,000	5,980	260,130	-	266,110
April 14, 2008, unit offering, net	-	-	4,167,500	4,168	6,139,726	-	6,143,894
June 1, 2008, issuance of common stock in connection with notes payable	-	-	41,325	41	11,116	-	11,157
September 29, 2008, issuance of common stock in connection with note payable	-	-	62,500	63	16,812	-	16,875
December 29, 2008, issuance of common stock in connection with note payable	-	-	37,500	38	10,087	-	10,125
Stock - based compensation	-	-	4,800,000	4,800	228,693	-	233,493
Net loss	-	-	-	-	-	(2,646,568)	(2,646,568)
Total Shareholders' Equity, December 31, 2008	100	$-	23,463,825	$23,464	$6,670,509	$(2,646,568)	$4,047,405

April 14, 2008, unit offering follow-on, net	-	-	570,500	572	92,484	-	93,056
Non- Cash Issuances
January 2, 2009, issuance of common stock in connection with note payable	-	-	12,500	12	3,363	-	3,375
January 6, 2009, issuance of common stock in connection with note payable	-	-	12,500	12	3,363	-	3,375

The accompanying notes are an integral part of these consolidated unaudited financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity
(Unaudited)
(Continued)

January 14, 2009, issuance of common stock in connection with note payable	-	-	50,000	50	13,450	-	13,500
January 30, 2009, issuance of common stock in connection with September 29, 2008 note payable	-	-	31,250	31	8,406	-	8,437
February 24, 2009, retirement of preferred shares	(100)	-	-	-	-	-	-
February 28, 2009, issuance of common stock in connection with September 29, 2008 note payable	-	-	31,250	31	8,406	-	8,437
March 24, 2009, issuance of common stock in connection with September 29, 2008 note payable	-	-	31,250	31	8,406	-	8,437
March 24, 2009, issuance of common stock in connection with amendment of September 29, 2008 note payable	-	-	200,000	200	53,800	-	54,000
Warrants issued in connection with the 2009 Convertible Note	-	-	-	-	295,572	-	295,572
Warrants issued for consulting services	-	-	-	-	180,651	-	180,651
Shares issued for consulting services	-	-	886,000	886	220,614	-	221,500
Stock -based compensation	-	-	1,950,000	1,950	598,350	-	600,300
Cancellation of restricted shares	-	-	(400,000)	(400)	400	-	-
Shares issued as donation	-	-	200,000	200	49,800		50,000
Shares issued to employees in connection with deferred compensation note conversion	-	-	3,379,024	3,379	841,377	-	844,756
Net loss	-	-	-	-	-	(4,124,314)	(4,124,314)

Total Shareholders' Equity, December 31, 2009	-	$-	30,418,099	$30,417	$9,048,951	$(6,770,682)	$2,308,488

The accompanying notes are an integral part of these consolidated unaudited financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity
(Unaudited)
(Continued)

Warrants issued in connection with the 2010 Convertible Notes pre merger	-	-	-	-	10,067	-	10,067

Shares issued for professional services pre merger	-	-	1,361,905	1,362	339,115	-	340,477
STW Resources, Inc. common stock exchange	-	-	(31,780,004)	(31,779)	(9,398,133)	-	(9,429,913)
WoozyFly, Inc. common stock acquired in exchange	-	-	31,780,004	31,779	9,398,133	-	9,429,913

Shares issued in connection with merger	2,140,000	2,140	2,260,000	2,260	(4,400)	-	-

Warrants issued in connection with the 2010 Convertible Notes	-	-	-	-	71,397	-	71,397

Shares issued for professional services	-	-	1,204,762	1,202	299,986	-	301,188
Shares issued for stock compensation	-	-	450,000	450	112,050	-	112,500

Net loss	-	-		-	-	(2,168,689)	(2,168,689)

Total Shareholders' Equity, June 30, 2010	2,140,000	$2,140	35,694,766	$35,694	$9,877,167	$(8,939,573)	$975,428

The accompanying notes are an integral part of these consolidated unaudited financial statements.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization, Nature of Activities and Basis of Presentation

      STW Resources Holding Corp., (“STW”) is a development stage corporation formed to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas.  STW has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana and the Appalachian Basin of Pennsylvania and West Virginia.  STW, in conjunction with energy producers, operators, various state agencies and legislators, are working to create an efficient and economical solution to this complex problem.  The Company is also evaluating the deployment of similar technology in the municipal wastewater industry.

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

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In April 2008, STW entered into a purchase order with GE Water (“Purchase Order”), for the purchase of a modularized produced water evaporator system (the “Evaporator System”) capable of processing approximately 720,000 gallons per day.  The total commitment under the Purchase Order was $14.5 million, to be paid over eight installments.  As of June 30, 2010, the Company has paid a total of approximately $4.7 million.  Included in this total is $300,000 of its $1.5 million second installment payment which was due at the end of June 2008.  The Company is currently in arrears on the remaining $1.1 million under the second installment payment and is also in arrears in its third installment payment of $3.6 million which was due on November 28, 2008, the fourth installment payment of $1.4 million which was due on February 27, 2009, and the fifth installment payment of $1.8 million which was due on August 28, 2009.  The total of all amounts invoiced and unpaid, including accrued interest of approximately $2.1 million, through June 30, 2010, totaled $10.1 million.  In addition, pursuant to the terms of the Purchase Order, the Company is required to post a letter of credit securing the balance of the payments due under the Purchase Order, totaling $1.9 million, which the Company has not yet done.  Finally, in April 2009, the Company issued a change order to the Purchase Order to increase the overall processing capacity to approximately one million gallons per day.  This change order obligated the Company to additional payments totaling approximately $1.2 million.

On January 12, 2009, GE Water sent a notice of default with respect to the past due payments on the Evaporator System, and the required posting of the letter of credit, as set forth under the Purchase Order, with a requirement that such default be cured within 30 days from the date of the notices.  GE Water took no further action with respect to the notice of default until August 13, 2009.

On August 13, 2009, GE Water provided the Company a six month additional grace period, through February 13, 2010.  At the end of the additional six month grace period, if the Company has not met its obligations, GE Water represented that it would meet with the Company to determine the state of the investment market and grant or not grant an additional grace period, as necessary.  If, after February 13, 2010, GE Water elected to not extend the Company’s payment obligations, GE Water could foreclose on the Evaporator System, resulting in the loss of payments advanced to date by the Company and future use of the Evaporator System under construction.  In discussions in March 2010 between STW management and GE Water, GE Water expressed continued interest in working with the Company by providing technical support and a willingness to resolve their differences, pending the results of STW’s merger and capital raised during the first half 2010.

On October 1, 2009, GE Water sent a letter to STW unilaterally announcing to STW that GE was canceling the Company’s Purchase Order due to STW’s inability to pay the current amounts due.  GE Water also demanded a “termination” payment of $750,000.  In the same letter, GE Water unilaterally announced it was cancelling the Teaming Agreement citing GE Water’s belief that STW was insolvent.  GE Water prefaced its cancellation of the Purchase Order and Teaming Agreement on a failure of GE Water and STW to renegotiate a substitute Teaming Agreement.  On October 8, 2009, STW responded to GE Water in writing rejecting GE Water’s unilateral termination of the Purchase Order and Teaming Agreements, among other things including that GE Water had the contractual requirement to arbitrate certain of the disputed matters raised by GE Water’s October 1, 2009 letter.  As of August 2010, STW and GE are in discussions regarding a potential project or sale of the Evaporator.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Going Concern

The Company from Inception (January 28, 2008) through June 30, 2010, has not had any significant revenues.  The Company has no significant operating history as of June 30, 2010, has accumulated losses of $8.9 million and negative cash flow from operations of $3.1 million since inception and is currently in default of amounts of $9.7 million past due to GE Water.  From Inception (January 28, 2008) through June 30, 2010, management has raised equity and debt financing of $8.0 million to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

There were no grants of employee options during the period from January 28, 2008 (date of inception) through June 30, 2010.  There were no unvested options outstanding as of the date of the Company’s adoption of ASC Topic 718.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the above dilutive securities were exercised. As the Company realized a net loss for each of the three months and six months ended June 30, 2010 and 2009, no potentially dilutive securities were included in the calculation of diluted earnings per share as their impact would have been anti-dilutive.

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

Impairment of Long-Lived Assets

The Company follows ASC Topic 360, “Property, Plant and Equipment”, which requires that long-lived assets held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon undiscounted cash flows.  Should impairment in value be indicated, the carrying value of the long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC Topic 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

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

As of June 30, 2010 and December 31, 2009, the Company’s property and equipment consists principally of $12.6 million and $12.6 million, respectively, of work-in-progress on the Company’s first Evaporator System from GE Water. As of June 30, 2010 and December 31, 2009, progress payments totaling $4.7 million have been paid-to-date and a total of $10.1 million and $9.3 million are outstanding and included in accounts payable, respectively.  The company did not capitalize interest accrued during the six months ended June 30, 2010.  As of December 31, 2009, the Company capitalized a total of $1.3 million on past-due payments charged by GE Water. (See Note 1)

During the six months ended June 30, 2010 and 2009, the Company recognized total depreciation expense $5,122 and $15,998, respectively. The depreciation expense is primarily related to vehicles and furniture and fixtures which carry useful lives ranging from three to five years.

3.	Accounts Payable and Accrued Expenses

As of June 30, 2010 and December 31, 2009, accounts payable and accrued expenses were $11.1 and $10.2 million, respectively, related primarily to amounts due on the Company’s first Evaporator System from GE Water, which includes accrued interest of approximately $1.3 million. The Company did not capitalize interest for the quarters ended June 30, 2010 or March 31, 2010 as there was no further progress towards completion of the Evaporator System.  Also included are various other amounts due primarily to formation costs and capital raising activities.

4.	Notes Payable

The Company’s notes payable at June 30, 2010 and December 31, 2009, consisted of the following:

	June 30,	December 31,
Name	2010	2009

12% Convertible Notes:
Conversion of outstanding bridge notes	727,903	727,903
Cash issuances of 2009 Notes	740,000	740,000
Cash issuances of 2010 Notes	375,000	-
Total 2009 12% Convertible Notes	1,842,903	1,467,903

Deferred Compensation Notes	279,095	279,095
Other Financing	7,912	3,712
Unamortized debt discount	(83,277)	(135,843)
Total Notes Payable	2,046,633	1,614,867
Less: Current Portion	(1,767,538)	(1,335,772)
Total Long Term Notes Payable	$279,095	$279,095

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

On June 1, 2008, the Company requested and obtained temporary waivers of repayment of the April 2008 Notes until the closing of additional equity funding.  In consideration for such extension, the Company issued to each note holder an additional 0.375 share of Common Stock for each dollar of principal advanced.  A total of 41,325 additional shares of Common Stock were issued.  These additional shares of Common Stock were valued at an aggregate of $11,157, based on the estimated fair value of the Company’s Common Stock at that date.  This amount was recorded as a discount to the April 2008 Notes and amortized to interest expense using the effective interest rate method over the term of the notes.

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

During the second quarter of 2010, $653,903 face value of these notes matured.  The Company received six month extensions for these notes.  During the quarter ended June 30, 2010 in consideration for the extensions the Company issued 62,500 warrants at a value of $5,602.  During August, 2010 the Company granted an additional 264,452 warrants in consideration for extensions. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share.

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

Using the Black Scholes pricing model, with volatility of 100%,  a risk-free interest rate of 1.37% and a 0% dividend yield, the warrants were determined to have a fair value of $5,602, with such value recorded as a discount to the 2010 12% Convertible Notes and to additional paid-in capital.  This discount will be amortized using the effective interest rate method over the term of the indebtedness.

2010 12% Convertible Notes

In January 2010, the Company commenced an offering of its 12% Convertible Notes (the “2010 12% Convertible Notes”).  Each 2010 12% Convertible Note is convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.25 per share (the “Conversion Price”).   The 2010 12% Convertible Notes bear interest at 12% per annum and mature 12 months from the date of issuance.  For each 2010 12% Convertible Note purchased, each investor received a warrant  to purchase up to such number of shares of the Company’s common stock equal to one-half of the face amount of the 2010 12% Convertible Note divided by the Conversion Price.  The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share.  Through June 30, 2010, the Company had issued a total of $375,000 face value of its 12% Convertible Notes for cash.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with the issuance of the 2010 12% Convertible Notes, the Company had issued 750,000 Warrants to acquire the Company’s common stock to investors and an additional 90,000 Warrants to acquire the Company’s common stock to the agent, all on the terms set forth above.  Using the Black Scholes pricing model, with volatility of 100%,  a risk-free interest rate of 1.37% and a 0% dividend yield, the warrants were determined to have a fair value of $75,485, with such value recorded as a discount to the 2010 12% Convertible Notes and to additional paid-in capital.  This discount will be amortized using the effective interest rate method over the term of the indebtedness.

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

On December 31, 2009, the Company entered into a new agreement (the “Deferred Compensation Note Agreement”) with holders of the Deferred Compensation Convertible Notes, who were also owed the accrued salaries of $327,713.  Pursuant to the terms of the Deferred Compensation Note Agreement and in settlement of the Deferred Compensation Liabilities, liabilities of $323,735 were forgiven, the Company converted liabilities of $844,746 to 3,379,024 shares of the Company’s common stock, using a conversion price of $0.25, which approximated the fair value of the Company’s common stock at that date, and $279,095 principal amount 10% notes maturing in 36 months were issued (the “Deferred Compensation Notes”).  The forgiveness of the $323,735 was recorded as a reduction of salary expense.

Other Financings

During the six months ended June 30, 2010 and 2009, the total interest costs incurred were $1.1 million and $.9 million, respectively.  There was no interest capitalized in 2010.  The 2009 balance includes $ .6 million in capitalized interest.

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

On February 12, 2010, pursuant to the terms of the Merger Agreement, STW merged with and into Acquisition Sub, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and STW becoming a wholly-owned subsidiary of the Company, the Company issued an aggregate of 31,780,004 (the “STW Acquisition Shares”) shares of .001 par value common stock to the shareholders of STW at the closing of the merger and all derivative securities of STW as of the Merger became derivative securities of Woozyfly, including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00, with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

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

For the six months ended June 30, 2010, the company issued 2,566,667 shares of common stock which were valued at an aggregate of $641,665, based upon the estimated fair value of the Company’s common stock at that date, for consulting services rendered to the Company.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total Dilutive Securities

As of June 30, 2010, the Company had the following dilutive securities to acquire the Company’s Common Stock outstanding:

Security	Number of Underlying Common Shares	Exercise Price	Term

Warrants associated with the $2.00 Unit Offering	5,844,900	$3.00	2011-2012
Warrants issued for Professional Services	1,500,000	$4.00	2014
Warrant associated with the January 14, 2009 Bridge Note	480,000	$3.00	2014
Warrant associated with the acquisition of the Company's Preferred Shares oustanding	1,500,000	$8.00	2014
Warrants associated with the 12% Convertible Notes	4,190,601	$3.00	2014-2015
Convertible common stock associated with 2009 12% notes	486,395	$0.25	2010-2011
Convertible common stock associated with 2010 12% notes	98,043	$0.25	2010-2011
	14,099,939

6.	Stock-Based Compensation

Since Inception (January 28, 2008), the Company issued 6.8 million shares of the Company’s Common Stock to directors, employees and certain consultants. As of June 30, 2010, 400,000 of these shares have been forfeited.  The following table sets forth the number of shares outstanding, the fair value at date of issue and the period over which the shares vest:

Date	Number of Shares Issued	Fair Value per Share	Vesting Period

April 22, 2008	2,550,000	$0.0445	Immediate
April 22, 2008	350,000	$0.0445	six months
May 8, 2008	100,000	$0.0445	Immediate
May 19, 2008	1,300,000	$0.0445	Immediate
October 1, 2008	50,000	$0.27	Immediate
June 1, 2008	250,000	$0.27	(a)
February 10, 2009	800,000	$0.27	Immediate
May 31, 2009	200,000	$0.27	Immediate
June 1, 2009	150,000	$0.25	Immediate
June 15, 2009	600,000	$0.25	Immediate
March 31, 2010	450,000	$0.25	Immediate
Total	6,800,000
Less forfeitures	(400,000)
Total	6,400,000

(a)
These shares vested upon the earlier of (i) the initial public offering of the Company's common shares, (ii) the involuntary termination of the employee after December 31, 2008 or (iii) upon consent of the Company's Board of Directors.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	Commitments

In April 2008, the Company entered into an Equipment and Services Contract with GE Water with respect to the purchase by the Company of an Evaporator System, along with necessary pre-treatment facilities, capable of handling 500 gallons per minute of oil field fractionation and/or oil field produced waste water.  The contract price totaled $14.5 million.  The Company has made progress payments totaling $4.7 million, with the balance of the contract price payable upon the attainment of project milestones by GE Water over approximately 18 months. In April 2009, the Company issued a change order to increase the overall processing capacity to approximately one million gallons per day.  This change order obligated the Company to additional payments totaling approximately $1.2 million.  As of August 2010, the Company was in the process of negotiating a settlement agreement with GE Water.  (See Note 1)

8.	Related Party Transactions

In connection with the Company’s capital raising activities, the Company had incurred, as of June 30, 2010, a total of $1.0 million in fees and expenses payable to Viewpoint and issued, pursuant to the terms of its arrangement with Viewpoint, 2,200,000 shares of Common Stock and 366,600 warrants to purchase one and one-half shares of the Company’s Common Stock on the same terms as the warrants issued in the $2.00 Unit Offering and 442,296 warrants to purchase shares of the Company’s Common Stock on the same terms as the warrants issued with the 2009 and 2010 12% Convertible Notes.  At June 30, 2010, the Company had a balance due Viewpoint of $.2 million recorded in accounts payable.

9.	Subsequent Events

On May 5, 2010, the Company executed a term sheet with Kodiak Capital Group, LLC (“Kodiak”) for a $5 million perpetual non-binding cumulative 15% preferred stock investment.  The investment carries a cumulative preferred dividend accruing at 15% annually.  The capital will be drawn by the Company based on a mutually agreed upon working capital schedule.  The commitment term is for one year.  As of August 10, 2010 the company was in the process of completing its Preferred Share Agreement with Kodiak.

On August 5, 2010 the Company entered into a joint venture agreement, (the “JV”) with Aqua Verde, LLC for the purposes of reclamation and processing of produced water from oil and gas drilling operations from various customers.  The Company shall operate the JV and has a membership interest of 51%.

Through August 11, 2010, the Company issued a total of $190,000 face value of its 12% Convertible Notes for cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with STW Resources Holding Corp. (f/k/a/ Woozyfly, Inc.) (the “Company” or “STW”) consolidated unaudited financial statements and the notes thereto contained elsewhere in this report.    Information in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q that does not consist of historical facts, are "forward-looking statements."  Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance.  The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section found in the Company’s Super 8-K on Form 8-K/A, filed with the Securities and Exchange Commission on April 1, 2010, as well as the Risk Factors set forth in this Quarterly Report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  The Company disclaims any obligation to update the forward-looking statements in this report.

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

On February 9, 2010, the United States Bankruptcy Court for the Southern District of New York, (the “Court”), entered an order confirming the Seconded Amended Plan of Reorganization (the “Plan”) pursuant to which the Plan and the Merger was approved.  The Plan was effective February 19, 2010 (the “Effective Date”). The principal provisions of the Plan are as follows:

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

Results of Operations

Three  Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue. Revenue generated for the three months ended June 30, 2010 and 2009 was $0 and $34,000 respectively.  Revenue for 2009 was generated in conjunction with a test of its technology for a potential customer.

Expenses.  Our expenses for the three months ended June 30, 2010 were $846,780, and consisted of payroll and payroll taxes ($22,599), legal and professional fees ($255,898), interest expense ($526,722), and ($41,564)  in other administrative expenses including travel to the prospective sites.  Our expenses for the three months ended June 30, 2009 were $1,192,455 and consisted of payroll and payroll taxes ($565,545), legal and professional fees ($92,607), stock based compensation ($348,872) and ($44,589)  in other administrative expenses.  The reason for the decrease in comparing the three months ended June 30, 2010 to the same period for 2009 was due to the fact that the Company refocused operations on the Company’s process for permitting sites in Pennsylvania. The Company decreased its operations from six employees to one employee during this process.  Once the permits are obtained, of which there is no guarantee, the Company expects to hire additional employees to commence its operations.

Net loss. Net loss for the three months ended June 30, 2010 and 2009 were $846,783 and $1,192,455, respectively.

Six  Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue. Revenue generated for the six months ended June 30, 2010 and 2009 was $0 and $34,000 respectively.  Revenue for 2009 was generated in conjunction with a test of its technology for a potential customer.

Expenses.  Our expenses for the six months ended June 30, 2010 were $2,168,689, and consisted of payroll and payroll taxes ($35,458), legal and professional fees ($913,193), stock based compensation ($112,500), interest expense ($1,059,278), and ($48,260)  in other administrative expenses including travel to the prospective sites.  Our expenses for the six months ended June 30, 2009 were $2,939,372 and consisted of payroll and payroll taxes ($1,232,417), legal and professional fees ($636,929), stock based compensation ($600,300) and ($158,646)  in other administrative expenses.  The reason for the decrease in comparing the six months ended June 30, 2010 to the same period for 2009 was due to the fact that the Company refocused operations on the Company’s process for permitting sites in Pennsylvania. The Company decreased its operations from six employees to one employee during this process.  Once the permits are obtained, of which there is no guarantee, the Company expects to hire additional employees to commence its operations.

Net loss. Net loss for the six months ended June 30, 2010 and 2009 were $2,168,689 and $2,940,728, respectively.

Liquidity and Capital Resources

As of June 30, 2010, we had current assets of $97,233, including cash of $2,207, and current liabilities of $12,896,434.   As of December 31, 2009, we had current assets of $112,480, including cash of $11,621, and current liabilities of $11,579,929.

Operating Activities

 Our operating activities resulted in a net cash used by operations of $343,614 for the six months ended June 30, 2010 compared to net cash used by operations of $742,627 for the six months ended June 30, 2009.  The net cash used by operations for the six months ended June 30, 2010 reflects a net loss of  $2,168,689 offset by depreciation of $1,310, amortization of debt issue costs of $219,377, stock based compensation $112,500 the fair value of equity issued for services of $641,665,  account payables and other accrued expenses of $884,737 and other minor factors.   The net cash used by operations for the six months ended June 30, 2009 reflects a net loss of $2,940,728 offset by depreciation of $15,998, stock based compensation of $332,658, notes payable issued for deferred compensation of $501,938, amortization of debt issue costs of $42,000, fair value of equity issued for consulting services of  $24,000 and account payables and other accrued expenses of $1,232,529 and other minor factors.

Investing Activities

Our investing activities resulted in a net cash outflow of $0 for the six months ended June 30, 2010 compared to a net cash outflow of $0 for the six months ended June 30, 2009.

Financing Activities

Our financing activities resulted in a cash inflow of $334,200 for the six months ended June 30, 2010 and $742,109 for the six months ended June 30, 2009, which represents both issuances of notes payable and sales of equity by STW.

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

In January 2010, the Company commenced an offering of its 12% Convertible Notes (the “2010 12% Convertible Notes”). Each 2010 12% Convertible Note is convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.25 per share (the “Conversion Price”). The 2010 12% Convertible Notes bear interest at 12% per annum and mature 12 months from the date of issuance. For each 2010 12% Convertible Note purchased, each investor received a warrant to purchase up to such number of shares of the Company’s common stock equal to one-half of the face amount of the 2010 12% Convertible Note divided by the Conversion Price. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share. Through June 30, 2010, the Company had issued a total of $375,000 face value of its 12% Convertible Notes for cash.

Equity Issuances

On February 12, 2010, in consideration for the Merger and the Company becoming a wholly-owned subsidiary, the Company issued STW Acquisition Shares to the shareholders of the Acquiree at the closing of the merger.  The par value of the exchanged shares changed from .00001 to .001.  All equity presentations have been revised accordingly. Additionally, all derivative securities of the Acquiree as of the Merger became derivative securities of the Acquiree, including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

Equity Issuances - Acquiree

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

Stock Based Compensation

Since Inception (January 28, 2008), STW issued 6.8 million shares of its Common Stock to directors, employees and certain consultants.  As of June 30, 2010, 400,000 of these shares have been forfeited.   During the period from Inception (January 28, 2008) through December 31, 2009, STW recognized $946,293 in compensation cost associated with the issuance of these shares and recognized an additional $112,500 during the six months ended June 30, 2010.  At June 30, 2010, STW had no remaining compensation cost to be recognized related to these issuances.

Total Dilutive Securities

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the above dilutive securities were exercised. As the Company realized a net loss for each of the three months ended June 30, 2010 and 2009, no potentially dilutive securities were included in the calculation of diluted earnings per share as their impact would have been anti-dilutive. As of June 30, 2010, and June 30, 2009, the Company had 14,099,939 and 11,244,277 dilutive securities to acquire the Company’s Common Stock outstanding respectively.

Going Concern

The Company from Inception (January 28, 2008) through June 30, 2010, has not had any significant revenues.  The Company has no significant operating history as of June 30, 2010, has accumulated losses of $8,939,571 and negative cash flow from operations of $3,058,424 since inception and is currently in default of amounts of $10.0 million past due to GE Water.  From Inception (January 28, 2008) through June 30, 2010, management has raised equity and debt financing of $ 7.9 million to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

In April 2008, STW entered into a purchase order with GE Water (“Purchase Order”), for the purchase of a modularized produced water evaporator system (the “Evaporator System”) capable of processing approximately 720,000 gallons per day.  The total commitment under the Purchase Order was $14.5 million, to be paid over eight installments.  As of June 30, 2010, the Company has paid a total of approximately $4.7 million.  Included in this total is $300,000 of its $1.5 million second installment payment which was due at the end of June 2008.  The Company is currently in arrears on the remaining $1.1 million under the second installment payment and is also in arrears in its third installment payment of $3.6 million which was due on November 28, 2008, the fourth installment payment of $1.4 million which was due on February 27, 2009, and the fifth installment payment of $1.8 million which was due on August 28, 2009.  The total of all amounts invoiced and unpaid, including accrued interest of approximately $2.1 million, through June 30, 2010, totaled $10.1 million.  In addition, pursuant to the terms of the Purchase Order, the Company is required to post a letter of credit securing the balance of the payments due under the Purchase Order, totaling $1.9 million, which the Company has not yet done.  Finally, in April 2009, the Company issued a change order to the Purchase Order to increase the overall processing capacity to approximately one million gallons per day.  This change order obligated the Company to additional payments totaling approximately $1.2 million.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

STW incurred a net loss amounting to $8,939,573 for the period from inception (January 28, 2008) through June 30, 2010.  In addition, as of  June 30, 2010, STW has liabilities of $13,175,529. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly.

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

In April 2008, STW entered into a purchase order with GE Water (“Purchase Order”), for the purchase of a modularized produced water evaporator system (the “Evaporator System”) capable of processing approximately 720,000 gallons per day.  The total commitment under the Purchase Order was $14.5 million, to be paid over eight installments.  As of  June 30, 2010, STW has paid a total of approximately $4.7 million.  Included in this total is $300,000 of its $1.5 million second installment payment which was due at the end of June 2008.  STW is currently in arrears on the remaining $1.1 million under the second installment payment and is also in arrears in its third installment payment of $3.6 million which was due on November 28, 2008, the fourth installment payment of $1.4 million which was due on February 27, 2009, and the fifth installment payment of $1.8 million which was due on August 28, 2009.  The total of all amounts invoiced and unpaid, including accrued interest of approximately $2.1 million, through June 30, 2010, totaled $10.1 million.  In addition, pursuant to the terms of the Purchase Order, STW is required to post a letter of credit securing the balance of the payments due under the Purchase Order, totaling $1.9 million, which STW has not yet done.  Finally, in April 2009, STW issued a change order to the Purchase Order to increase the overall processing capacity to approximately one million gallons per day.  This change order obligated STW to additional payments totaling approximately $1.2 million.

On January 12, 2009, GE Water sent a notice of default with respect to the past due payments on the Evaporator System, and the required posting of the letter of credit, as set forth under the Purchase Order, with a requirement that such default be cured within 30 days from the date of the notices.  GE Water took no further action with respect to the notice of default until August 13, 2009.

On August 13, 2009, GE Water provided the Company a six month additional grace period, through February 13, 2010.  At the end of the additional six month grace period, if the Company has not met its obligations, GE Water represented that it would meet with the Company to determine the state of the investment market and grant or not grant an additional grace period, as necessary.  If, after February 13, 2010, GE Water elected to not extend the Company’s payment obligations, GE Water could foreclose on the Evaporator System, resulting in the loss of payments advanced to date by the Company and future use of the Evaporator System under construction.  In discussions in August 2010 between STW management and GE Water, GE Water expressed continued interest in working with the Company by providing technical support and a willingness to resolve their differences, pending the results of STW’s merger and capital raised during the first half 2010.

On October 1, 2009, GE Water sent a letter to STW unilaterally announcing to STW that GE was canceling the Company’s Purchase Order due to STW’s inability to pay the current amounts due.  GE Water also demanded a “termination” payment of $750,000.  In the same letter, GE Water unilaterally announced it was cancelling the Teaming Agreement citing GE Water’s belief that STW was insolvent.  GE Water prefaced its cancellation of the Purchase Order and Teaming Agreement on a failure of GE Water and STW to renegotiate a substitute Teaming Agreement.  On October 8, 2009, STW responded to GE Water in writing rejecting GE Water’s unilateral termination of the Purchase Order and Teaming Agreements, among other things including that GE Water had the contractual requirement to arbitrate certain of the disputed matters raised by GE Water’s October 1, 2009 letter. As of August 2010, STW and GE are in discussions regarding a potential project or sale of the Evaporator.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 21, 2010, the Company entered into the Merger Agreement with the Acquisition Sub, a wholly owned subsidiary of the Company, Acquiree and certain shareholders of Acquiree controlling a majority of the issued and outstanding shares of Acquiree.  Pursuant to the Merger Agreement, Acquiree was merged into the Acquisition Sub resulting in an exchange of all of the issued and outstanding shares of Acquiree for shares of the Company on a one for one basis. At such time, Acquiree became a wholly owned subsidiary of the Company.

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

In consideration for the Merger and the Acquiree becoming a wholly-owned subsidiary of the Company, the Company issued STW Acquisition Shares of common stock to the shareholders of the Acquiree at the closing of the merger and all derivative securities of the Acquiree as of the Merger became derivative securities of the Company including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

For the six months ended June 30, 2010, the company issued 2,566,667 shares of common stock to consultants which were valued at an aggregate of $641,665, based upon the estimated fair value of the Company’s common stock at that date, for consulting services rendered to the Company.

For the six months ended June 30, 2010, the company issued 450,000 shares of common stock to an employee, The company recognized $112,500 of compensation expense based upon the estimated fair value of the Company’s common stock at that date.

The above securities were offered and issued in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act.  The shareholders are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.  The securities issued under the Plan were issued pursuant to the order of a Federal Bankruptcy judge.

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

STW RESOURCES HOLDING CORP (Registrant)

Date: August 13, 2010	By:	/s/ Stanley T Weiner
Stanley T Weiner
Principal Executive, Financial
and Accounting Officer