Form 10-Q
period 2010-09-30
STW RESOURCES HOLDING CORP.
filed 2010-11-22
CIK 1357838

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

STW RESOURCES HOLDING CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-51430	20-3678799
(State or Other Jurisdiction	(Commission File No.)	(I.R.S. Employer
of Incorporation or		Identification No.)
Organization)

619 West Texas Ave
Suite 126	(432-686-7777)
Midland Texas, 79701
(Address of Principal Executive Offices)	(Registrant’s telephone number)

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

As of November 22, 2010, there were 36,282,266 shares of the Company’s common stock, par value $0.001 per share issued and outstanding.

STW RESOURCES HOLDING CORP.
FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	( Unaudited)	( Audited)
Assets

Current assets
Cash and cash equivalents	$43,531	$11,621
Other current assets	20,738	11,631
Deposits	25,000	425
Deferred finance costs	62,302	88,803
Total current assets	151,571	112,480

Property and equipment, net of accumulated depreciation of $5,778 and $3,812	60,081	14,055,034

Total Assets	$211,652	$14,167,514

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$848,506	$10,092,547
Accrued expenses	7,209	42,464
Accrued interest	298,228	109,146
Notes payable - current, net of $86,365 and $135,843 of unamortized discount	3,494,450	1,335,772
Total current liabilities	4,648,393	11,579,929

Note payable - non-current	279,095	279,095

Shareholders' equity
Preferred stock, par value $.001 per share,
Authorized 10,000,000 shares, Issued 2,140,000 at
September 30, 2010 and 0 shares at December 31, 2009	2,140	-
Common stock, par value $.001 per share, Authorized
100,000,000 shares, Issued 36,282,266 shares at
September 30, 2010, and 30,418,099 at December 31, 2009	36,285	30,418
Paid-in capital	10,084,515	9,048,954
Deficit accumulated during the development stage	(14,838,776)	(6,770,882)
Total shareholders' equity	(4,715,836)	2,308,490

Total Liabilities and Shareholders' Equity	$211,652	$14,167,514

The accompanying notes are an integral part of these consolidated unaudited financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,	Inception (January 28, 2008) through September 30,
	2010</f ont>	2009</f ont>	2010</f ont>	2009</f ont>	2010</f ont>

Revenues	$-	$-	$-	$34,000	$34,000

Cost of Sales	-	-	-	35,355	35,355
	-	-	-	(1,355)	(1,355)

Expenses
General and administrative
Salaries and benefits	27,345	402,413	62,803	1,634,830	2,740,895
Professional fees	305,195	142,195	1,218,388	779,124	2,806,302
Stock-based compensation	-	-	112,500	600,300	946,293
Travel	5,220	20,480	13,830	73,378	339,331
Other	67,973	53,101	107,623	158,848	740,126
Total general and administrative	405,733	618,189	1,515,144	3,246,480	7,572,947
Operating loss	(405,733)	(618,189)	(1,515,144)	(3,247,835)	(7,574,302)

Other expense
Loss on Disposition of Asset	5,329,624	-	5,329,624	-	5,329,624
Interest, net	163,848	105,016	1,223,126	416,097	1,934,850
Total other expense	5,493,472	105,016	6,552,750	416,097	7,264,474

Loss before income taxes	(5,899,205)	(723,205)	(8,067,894)	(3,663,932)	(14,838,776)

Income taxes	-	-	-	-	-
Net loss	$(5,899,205)	$(723,205)	$(8,067,894)	$(3,663,932)	$(14,838,776)

Basic and Diluted Loss Per Share	$(0.16)	$(0.03)	$(0.23)	$(0.14)

Number of Common Shares used in Basic and Diluted Loss Per share	36,077,284	25,682,840	34,975,431	25,682,840

The accompanying notes are an integral part of these consolidated unaudited financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Inception
	For the	For the	(January 28, 2008)
	Nine Months Ended	Nine Months Ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010

Cash flows from operating activities
Net (loss)	$(8,067,894)	$(3,663,932)	$(14,838,776)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1,966	20,360	37,239
Write-off of project pilot costs	-	14,960	14,960
Amortization of debt issue costs	303,102	303,545	773,982
Fair value of common shares attached to notes payable	-	25,314	75,709
Notes payable issued for deferred compensation	-	800,436	1,123,851
Stock-based compensation	112,500	600,300	946,293
Fair value of equity issued for consulting services	788,545	273,983	1,190,696
Loss on disposition of equipment	5,329,624	7,449	5,341,148
Fair value of common shares issued as a donation	-	-	50,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other
current assets	(33,682)	32,189	(55,863)
Increase in accounts payable and accrued expenses	973,149	674,210	2,035,793
Net cash used in operating activities	(592,690)	(911,186)	(3,304,968)

Cash flows from investing activities
Acquisition of property and equipment	-	(67,887)	(4,986,876)
Sale of equipment	-	64,500	64,500
Net cash used in investing activities	-	(3,387)	(4,922,376)

Cash flows from financing activities
Issuance of notes payable	709,200	1,150,000	3,360,019
Repayment of notes payable	-	(94,269)	(1,207,108)
Debt issue costs	(84,600)	(176,200)	(385,179)
Equity issuances, net	-	93,057	6,503,143
Net cash provided by financing activities	624,600	972,588	8,270,875

Net increase( decrease) in cash and cash equivalents	31,910	58,015	43,531

Cash at beginning of period	11,621	17,639	-
Cash at end of period	$43,531	$75,654	$43,531

Supplemental cash flow information:
Cash paid for interest	$-	$8,006	$29,403

Non-cash investing and financing activities:
Non-cash capital expenditures	$-	$4,006,006	$9,194,416

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

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity
(Unaudited)
(Continued)

January 14, 2009, issuance of common stock in connection with note payable	-	-	50,000	50	13,450	-	13,500

January 30, 2009, issuance of common stock in connection with September 29, 2008note payable	-	-	31,250	31	8,406	-	8,437

February 24, 2009, retirement of preferred shares	(100)	-	-	-	-	-	-

February 28, 2009, issuance of common stock in connection with September 29, 2008note payable	-	-	31,250	31	8,406	-	8,437

March 24, 2009, issuance of common stock in connection with September 29, 2008note payable	-	-	31,250	31	8,406	-	8,437

March 24, 2009, issuance of common stock in connection with amendment of September 29, 2008 note payable	-	-	200,000	200	53,800	-	54,000

Warrants issued in connection with the 2009 Convertible Note	-	-	-	-	295,572	-	295,572

Warrants issued for consulting services	-	-	-	-	180,651	-	180,651

Shares issued for consulting services	-	-	886,000	886	220,614	-	221,500

Stock -based compensation	-	-	1,950,000	1,950	598,350	-	600,300

Cancellation of restricted shares	-	-	(400,000)	(400)	400	-	-

Shares issued as donation	-	-	200,000	200	49,800		50,000

Shares issued to employees in connection with deferred compensation note conversion	-	-	3,379,024	3,379	841,377	-	844,756

Net loss	-	-	-	-	-	(4,124,314)	(4,124,314)

Total Shareholders' Equity, December 31, 2009	-	$-	30,418,099	$30,417	$9,048,951	$(6,770,882)	$2,308,486

The accompanying notes are an integral part of these consolidated unaudited financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity
(Unaudited)
(Continued)

						Deficit Accumulated
	Preferred Stock		Common Stock		Paid-in	During the
	Shares	Amount	Shares	Amount	Capital	Development Stage	Total

Warrants issued in connection with the 2010 Convertible Notes pre merger	-	-	-	-	10,067	-	10,067

Shares issued for professional services pre merger	-	-	1,361,905	1,362	339,115	-	340,477

STW Resources, Inc. common stock exchange	-	-	(31,780,004)	(31,780)	(9,398,133)	-	(9,429,913)

WoozyFly, Inc. common stock acquired in exchange	-	-	31,780,004	31,780	9,398,133	-	9,429,913

Shares issued in connection with merger	2,140,000	2,140	2,260,000	2,260	(4,400)	-	-

Warrants issued in connection with the 2010 Convertible Notes	-	-	-	-	132,460	-	132,460

Shares issued for professional services	-	-	1,792,262	1,796	446,272	-	448,068
Shares issued for stock compensation	-	-	450,000	450	112,050	-	112,500

Net loss	-	-	-	-	-	(8,067,894)	(8,067,894)

Total Shareholders' Equity, September 30, 2010	2,140,000	$2,140	36,282,266	$36,285	$10,084,515	$(14,838,776)	$(4,715,836)

The accompanying notes are an integral part of these consolidated unaudited financial statements.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization, Nature of Activities and Basis of Presentation

STW Resources Holding Corp., (“STW” or the “Company”) is a development stage corporation formed to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas.  STW has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana and the Appalachian Basin of Pennsylvania and West Virginia.  STW, in conjunction with energy producers, operators, various state agencies and legislators, are working to create an efficient and economical solution to this complex problem.  The Company is also evaluating the deployment of similar technology in the municipal wastewater industry.

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

STW Resources Holding Corp. is the surviving and continuing entity and the historical financials following the reverse merger transaction will be those of STW.   We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of STW pursuant to the terms of the Merger Agreement.  As a result of such acquisition, our operations are now focused on the provision of customized water reclamation services.  Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations.

Basis of Presentation

STW has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K. These financial statements should be read together with the financial statements and notes in the Company’s 2009 audited financial statements included in the Company’s Form 8-K filed with the SEC on April 1, 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

Status of Relationship with GE Water & Process Technologies

On August 31, 2010, the Company entered into a settlement agreement with GE Water & Process Technologies (“GE Water”) to terminate the purchase order and related teaming agreements to construct a water reclamation unit.  The terms of the settlement agreement include GE Water retaining the water reclamation unit, forgiveness of the Company’s liability to GE Water associated with the water reclamation unit, and established a $1,400,000 note payable (“GE Note”) to GE Water.  The GE Note bears interest at the WSJ prime rate plus 2% which is payable  at maturity and matures at the sooner of 13 months or the Company shall pay to GE Water 30% of each future debt or equity offering of the Company until the note is paid in full.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pursuant to the terms of the settlement agreement, the Company recorded a $5,329,624 loss on disposition of asset as a result of the write off of $13,992,988 of work in process and capitalized interest on the evaporator system from GE Water, $10,063,364 of accounts payable and accrued interest, as well as recording $1,400,000 of notes payable.

Going Concern

These Consolidated Financial Statements have been prepared on a going concern basis.  The Company from Inception (January 28, 2008) through September 30, 2010, has not had any significant revenues.  The Company has no significant operating history as of September 30, 2010, has accumulated losses of $14.8 million and negative cash flow from operations of $3.3 million since inception. From Inception (January 28, 2008) through September 30, 2010, management has raised net equity and debt financing of $8.3 million to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond.  These steps include (a) raising additional capital and/or obtaining financing; (b) executing contracts with oil and gas operators and municipal utility districts; and (c) controlling overhead and expenses.  There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing.  There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

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

There were no grants of employee options during the period from January 28, 2008 (date of inception) through September 30, 2010.  There were no unvested options outstanding as of the date of the Company’s adoption of ASC Topic 718.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the above dilutive securities were exercised. As the Company realized a net loss for each of the three months and nine months ended September 30, 2010 and 2009, no potentially dilutive securities were included in the calculation of diluted earnings per share as their impact would have been anti-dilutive.

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

2.	Joint Venture

On August 5, 2010, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Aqua Verde, LLC (“AV”). Pursuant to the JV Agreement, STW and AV agreed to collectively work together through the joint venture to procure water reclamation contracts with natural gas drilling companies in the states of Colorado and Texas. In addition, AV shall assign all of its existing master services agreements and master services contracts to the joint venture.

The joint venture is named Water Reclamation Partners, LLC, and is owned 51% by the Company and 49% by AV, with the Company having exclusive control and management of the business of the joint venture. In addition, a steering committee was established for the purpose of managing and directing the joint pursuits of the joint venture, and is comprised of two representatives from the Company and two representatives of AV.  As of September 30, 2010, there have been no operations within the joint venture, and AV has not contributed the master services contracts to the joint venture, therefore the joint venture had no impact on the current financial statements.

3.	Notes Payable

The Company’s notes payable at September 30, 2010 and December 31, 2009, consisted of the following:

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30,	December 31,
Name	2010	2009

12% Convertible Notes:
Conversion of outstanding bridge notes	$727,903	$727,903
Cash issuances of 2009 Notes	740,000	740,000
Cash issuances of 2010 Notes	705,000	-
GE Note	1,400,000	-
Total 2009 12% Convertible Notes	3,572,903	1,467,903

Deferred Compensation Notes	279,095	279,095

Other Financing	7,912	3,712

Unamortized debt discount	(86,365)	(135,843)

Total Notes Payable	3,773,545	1,614,867
Less: Current Portion	(3,494,450)	(1,335,772)
Total Long Term Notes Payable	$279,095	$279,095

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

Using the Black Scholes pricing model, with volatility of 100%,  a risk-free interest rate of 0.81% and a 0% dividend yield, the warrants were determined to have a fair value of $23,245, with such value recorded as a discount to the 2010 12% Convertible Notes and to additional paid-in capital.  This discount will be amortized using the effective interest rate method over the term of the indebtedness.

In connection with the issuance of the 2009 12% Convertible Notes, the Company had issued 2,935,805 Warrants to acquire the Company’s common stock to investors and an additional 352,296 Warrants to acquire the Company’s common stock to Viewpoint, all on the terms set forth above.  Using the Black Scholes pricing model, with volatility of 100%,  a risk-free interest rate of 1.5% and a 0% dividend yield, the warrants were determined to have a fair value of $295,572, with such value recorded as a discount to the 2009 12% Convertible Notes and to additional paid-in capital.  This discount will be amortized using the effective interest rate method over the term of the indebtedness.

During the third quarter of 2010, $540,000 face value of these notes matured.  The Company received six month extensions for these notes.  During October and November 2010 the Company granted an additional 262,500 warrants in consideration for extensions. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share.

2010 12% Convertible Notes

In January 2010, the Company commenced an offering of its 12% Convertible Notes (the “2010 12% Convertible Notes”).  Each 2010 12% Convertible Note is convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.25 per share (the “Conversion Price”).   The 2010 12% Convertible Notes bear interest at 12% per annum and mature 12 months from the date of issuance.  For each 2010 12% Convertible Note purchased, each investor received a warrant  to purchase up to such number of shares of the Company’s common stock equal to one-half of the face amount of the 2010 12% Convertible Note divided by the Conversion Price.  The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share.  Through September  30, 2010, the Company had issued a total of $705,000 face value of its 12% Convertible Notes for cash.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with the issuance of the 2010 12% Convertible Notes, the Company had issued 1,472,500 Warrants to acquire the Company’s common stock to investors and an additional 169,200 Warrants to acquire the Company’s common stock to the agent, all on the terms set forth above.  Using the Black Scholes pricing model, with volatility of 100%,  a risk-free interest rate of 0.81% and a 0% dividend yield, the warrants were determined to have a fair value of $140,942, with such value recorded as a discount to the 2010 12% Convertible Notes and to additional paid-in capital.  This discount will be amortized using the effective interest rate method over the term of the indebtedness.

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

Other Financings

On August 31, 2010, the Company entered into a Settlement Agreement pursuant to which GE permitted the Company to substitute for STW Resources as to all rights and obligations under the Purchase Order (including the Original Debt) and Teaming Agreement, and such that to fully discharge STW Resources’ financial obligations to GE under the Purchase Order, the Company shall pay GE $1,400,000 pursuant to a senior promissory note (the “Note”). The Note bears interest at a rate of the WSJ Prime Rate (as published daily in the Wall Street Journal) plus two percent (2%) per annum.  Under the terms of the Note, the Company has thirteen months to pay off the Note plus all accrued interest thereon.  In addition, upon the consummation of a debt or equity financing following the execution of the Note, the Company shall pay GE thirty percent (30%) of the gross proceeds of any equity investments in or loans to the Company or any affiliated entity until the Note is paid in full, including all accrued interest thereon. ( See Note 1)

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine months ended September 30, 2010 and 2009, the total interest costs incurred were $1.2 million and $1.4 million, respectively.  There was no interest capitalized in 2010.  The 2009 balance includes $ 1.0 million in capitalized interest.

4.	Capital Stock

Preferred Stock

The Company has authorized 10,000,000 shares of Preferred Stock with a par value of $ .001 per share.  On February 21, 2010, pursuant to the Merger Agreement, the Company issued 2,140,000 shares of convertible preferred stock.

Common Stock

The Company has authorized 100,000,000 shares of Common Stock with a par value of $.001.

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

For the nine months ended September 30, 2010, the company issued 3,154,167 shares of common stock which were valued at an aggregate of $788,545, based upon the estimated fair value of the Company’s common stock at that date, for consulting services rendered to the Company.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total Dilutive Securities

As of September 30, 2010, the Company had the following dilutive securities to acquire the Company’s Common Stock outstanding:

	Number of
	Underlying	Exercise
Security	Common Shares	Price	Term

Warrants associated with the $2.00 Unit Offering	5,844,900	$3.00	2011 - 2012
Warrants issued for Professional Services	1,500,000	$4.00	2014
Warrant associated with the January 14, 2009 Bridge Note	480,000	$3.00	2014
Warrant associated with the acquisition of the Company's Preferred Shares oustanding	1,500,000	$8.00	2014
Warrants associated with the 12% Convertible Notes	4,929,801	$3.00	2014-2015
Convertible common stock associated with 2009 12% notes	499,617	$0.25	2010-2011
Convertible common stock associated with 2010 12% notes	184,822	$0.25	2010-2011

	14,939,140

5.	Stock-Based Compensation

Since Inception (January 28, 2008), the Company issued 6.8 million shares of the Company’s Common Stock to directors, employees and certain consultants. As of September 30, 2010, 400,000 of these shares have been forfeited.  The following table sets forth the number of shares outstanding, the fair value at date of issue and the period over which the shares vest:

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Number of	Fair
	Shares	Value per	Vesting
Date	Issued	Share	Period

April 22, 2008	2,550,000	$0.0445	Immediate
April 22, 2008	350,000	$0.0445	six months
May 8, 2008	100,000	$0.0445	Immediate
May 19, 2008	1,300,000	$0.0445	Immediate
October 1, 2008	50,000	$0.27	Immediate
June 1, 2008	250,000	$0.27	(a)
February 10, 2009	800,000	$0.27	Immediate
May 31, 2009	200,000	$0.27	Immediate
June 1, 2009	150,000	$0.25	Immediate
June 15, 2009	600,000	$0.25	Immediate
March 31, 2010	450,000	$0.25	Immediate
	6,800,000
Less: forfeitures	(400,000)
	6,400,000

(a) These shares vested upon the earlier of (i) the initial public offering of the Company's common shares, (ii) the involuntary termination of the employee after December 31, 2008 or (iii) upon consent of the Company's Board of Directors.

6.	Related Party Transactions

In connection with the Company’s capital raising activities, the Company had incurred, as of September 30, 2010, a total of $1.1 million in fees and expenses payable to Viewpoint and issued, pursuant to the terms of its arrangement with Viewpoint, 2,200,000 shares of Common Stock and 366,600 warrants to purchase one and one-half shares of the Company’s Common Stock on the same terms as the warrants issued in the $2.00 Unit Offering and 521,496 warrants to purchase shares of the Company’s Common Stock on the same terms as the warrants issued with the 2009 and 2010 12% Convertible Notes.  At September 30, 2010, the Company had a balance due Viewpoint of $156,964 recorded in accounts payable.

7.	Subsequent Events

On May 5, 2010, the Company executed a term sheet with Kodiak Capital Group, LLC (“Kodiak”) for a $5 million perpetual non-binding cumulative 15% preferred stock investment.  The investment carries a cumulative preferred dividend accruing at 15% annually.  The capital will be drawn by the Company based on a mutually agreed upon working capital schedule.  The commitment term is for one year.  As of November 15, 2010 the company was in the process of completing its Preferred Share Agreement with Kodiak.

During November 2010, the Company received six month extensions on the $540,000 face value of the 2009 12% Notes which matured during the third quarter.  During October and November 2010 the Company granted an additional 262,500 warrants in consideration for extensions. (see Note 5)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with STW Resources Holding Corp. (f/k/a/ Woozyfly, Inc.) (the “Company”) consolidated unaudited financial statements and the notes thereto contained elsewhere in this report.    Information in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q that does not consist of historical facts, are "forward-looking statements."  Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance.  The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section found in the Company’s Super 8-K on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2010, as amended on April 1, 2010 and October 13, 2010, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  The Company disclaims any obligation to update the forward-looking statements in this report.

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

The Company’s operations are located at 619 W. Texas Ave Ste 126, Midland, TX 79701.

On January 21, 2010, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with STW Acquisition, Inc. (“Acquisition Sub”), a wholly owned subsidiary of the Company, STW Resources, Inc. (“STW Resources”) and certain shareholders of STW Resources controlling a majority of the issued and outstanding shares of STW Resources.  On February 12, 2010, pursuant to the terms of the Merger Agreement, STW Resources merged with and into Acquisition Sub, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and STW Resources becoming a wholly-owned subsidiary of the Company, the Company issued an aggregate of 31,780,004 (the “STW Acquisition Shares”) shares of common stock to the shareholders of STW Resources at the closing of the merger and all derivative securities of STW Resources as of the Merger became derivative securities of the Company including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

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

Prior to the Merger, the Company was a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of STW Resources pursuant to the terms of the Merger Agreement.  As a result of such acquisition, the Company’s operations are now focused on the provision of customized water reclamation services.

Recent Developments

GE Ionics, Inc. Settlement Agreement and Senior Promissory Note

On or about May 22, 2008 STW Resources, Inc., a predecessor company of the Company (“STW Resources”) entered into a Teaming Agreement, as amended, with GE Ionics, Inc., a Massachusetts corporation (“GE”) (STW Resources and GE are collectively referred to as the “Parties”). On or about April 4, 2008 STW Resources, Inc. and GE entered into a Purchase Order (the “Purchase Order”), pursuant to which there was due and unpaid a debt by STW Resources to GE in the amount of $11,239,437 as of August 31 2010,  (the “Original Debt”).

On August 31, 2010, the Parties entered into a Settlement Agreement pursuant to which GE permitted the Company to substitute for STW Resources as to all rights and obligations under the Purchase Order (including the Original Debt) and Teaming Agreement, and such that to fully discharge STW Resources’ financial obligations to GE under the Purchase Order, the Company shall pay GE $1,400,000 pursuant to a senior promissory note (the “Note”). The Note bears interest at a rate of the WSJ Prime Rate (as published daily in the Wall Street Journal) plus two percent (2%) per annum.  Under the terms of the Note, the Company has thirteen months to pay off the Note plus all accrued interest thereon.  In addition, upon the consummation of a debt or equity financing following the execution of the Note, the Company shall pay GE thirty percent (30%) of the gross proceeds of any equity investments in or loans to the Company or any affiliated entity until the Note is paid in full, including all accrued interest thereon.

Joint Venture with Aqua Verde, LLC

On August 5, 2010, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Aqua Verde, LLC (“AV”). Pursuant to the JV Agreement, the Company and AV agreed to collectively work together through the joint venture to procure water reclamation contracts with natural gas drilling companies in the states of Colorado and Texas. In addition, AV shall assign all of its existing master services agreements and master services contracts to the joint venture. The joint venture shall be named Water Reclamation Partners, LLC, and shall be owned 51% by the Company and 49% by AV, with the Company having exclusive control and management of the business of the joint venture. In addition, a steering committee shall be established for the purpose of managing and directing the joint pursuits of the joint venture, and shall be comprised of two representatives from the Company and two representatives of AV.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue. No revenue was generated for the three months ended September 30, 2010 and 2009 respectively.

Expenses.  Our expenses for the three months ended September 30, 2010 were $5,899,205, and consisted of a loss of ($5,329,624) on the sale of the GE Evaporator unit,  salaries and benefits ($27,345), professional fees ($305,195), interest expense ($163,848), and ($73,193)  in other administrative expenses including travel to the prospective sites.  Our expenses for the three months ended September 30, 2009 were $723,205 and consisted of salaries and benefits ($402,413), professional fees ($142,195), interest expense ($105,016), and ($73,581)  in other administrative expenses. The reason for the decrease (excluding the loss due on the sale to GE) in comparing the three months ended September 30, 2010 to the same period for 2009 was due to the fact that the Company refocused operations on the Company’s process for permitting sites in Pennsylvania. The Company decreased its operations from six employees to one employee during this process.  Once the permits are obtained, of which there is no guarantee, the Company expects to hire additional employees to commence its operations.

Net loss. Net loss for the three months ended September 30, 2010 and 2009 were $5,899,205 and $723,205, respectively.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue. $0 and $34,000 in revenue was generated for the nine months ended September 30, 2010 and 2009 respectively.

Expenses.  Our expenses for the nine months ended September 30, 2010 were $8,067,894, and consisted of a loss of ($5,329,624) on the sale of the GE Evaporator unit, salaries and benefits ($62,803), legal and professional fees ($1,218,388), stock based compensation ($112,500), interest expense ($1,223,126), and ($121,453)  in other administrative expenses including travel to the prospective sites.  Our expenses for the nine months ended September 30, 2009 were $3,663,932 and consisted of salaries and benefits ($1,634,830), legal and professional fees ($779,124), stock based compensation ($600,300), interest expense ($416,097), and ($232,226)  in other administrative expenses.  The reason for the decrease (excluding the loss due on the sale to GE) in comparing the nine months ended September 30, 2010 to the same period for 2009 was due to the fact that the Company refocused operations on the Company’s process for permitting sites in Pennsylvania. The Company decreased its operations from six employees to one employee during this process.  Once the permits are obtained, of which there is no guarantee, the Company expects to hire additional employees to commence its operations.

Net loss. Net loss for the nine months ended September 30, 2010 and 2009 were $8,067,894 and $3,663,932, respectively.

Liquidity and Capital Resources

As of September 30, 2010, we had current assets of $151,571, including cash of $43,531, and current liabilities of $4,648,393.   As of December 31, 2009, we had current assets of $112,480, including cash of $11,621, and current liabilities of $11,579,929.

Operating Activities

Our operating activities resulted in a net cash used by operations of $592,690 for the nine months ended September 30, 2010 compared to net cash used by operations of $911,186 for the nine months ended September 30, 2009.  The net cash used by operations for the nine months ended September 30, 2010 reflects a net loss of  $8,067,894 offset by depreciation of $1,966, amortization of debt issue costs of $303,102, stock based compensation $112,500 the fair value of equity issued for services of $788,545, account payables and other accrued expenses of $973,149 and other minor factors. The net cash used by operations for the nine months ended September 30, 2009 reflects a net loss of $3,663,932 offset by depreciation of $20,360, stock based compensation of $600,300, notes payable issued for deferred compensation of $800,436, amortization of debt issue costs of $303,545, fair value of equity issued for consulting services of  $273,983 and account payables and other accrued expenses of $674,210 and other minor factors.

Investing Activities

Our investing activities resulted in a net cash outflow of $0 for the nine months ended September 30, 2010 compared to a net cash outflow of $3,387 for the nine months ended September 30, 2009.

Financing Activities

Our financing activities resulted in a cash inflow of $624,600 for the nine months ended September 30, 2010 and $972,588 for the nine months ended September 30, 2009, which represents both issuances of notes payable in 2010 and issuances of notes payable and sales of equity by the Company in 2009.

Notes Payable

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

In January 2009, STW entered into a securities purchase agreement for the issuance of a 10% promissory note (“January 2009 Bridge Note”) in the principal amount of $50,000.  In addition, the Company entered into a securities purchase agreement for the issuance of a 15% promissory note in the principal amount of $400,000.

In March 2009, STW entered into a securities purchase agreement with the September 2008 Bridge Investor providing for the rollover of the $125,000 principal amount outstanding under the 2008 September Bridge Note and advancing an additional $50,000.

In April 2009, STW commenced an offering of its 12% Convertible Notes (“2009 12% Convertible Notes”).  Each 2009 12% Convertible Note is convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.25 per share (the “Conversion Price”).   The 2009 12% Convertible Notes bear interest at 12% per annum and mature 12 months from the date of issuance.  For each 2009 12% Convertible Note purchased, each investor received a warrant  to purchase up to such number of shares of the Company’s common stock equal to one-half of the face amount of the 2009 12% Convertible Note divided by the Conversion Price.  The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share.    Through September 30, 2010, the Company issued a total of $740,000 face value of its 12% Convertible Notes for cash.

During the third quarter of 2010, $540,000 face value of these notes matured.  The Company received six month extensions for these notes.  During October and November, 2010 the Company granted an additional 262,500 warrants in consideration for extensions. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share.

In January 2010, the Company commenced an offering of its 12% Convertible Notes (the “2010 12% Convertible Notes”). Each 2010 12% Convertible Note is convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.25 per share (the “Conversion Price”). The 2010 12% Convertible Notes bear interest at 12% per annum and mature 12 months from the date of issuance. For each 2010 12% Convertible Note purchased, each investor received a warrant to purchase up to such number of shares of the Company’s common stock equal to one-half of the face amount of the 2010 12% Convertible Note divided by the Conversion Price. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share. Through September 30, 2010, the Company had issued a total of $705,000 face value of its 12% Convertible Notes for cash.

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

Equity Issuances-Acquiree

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

Stock Based Compensation

Since Inception (January 28, 2008), STW issued 6.8 million shares of its Common stock to directors, employees and certain consultants.  As of September 30, 2010, 400,000 of these shares have been forfeited.   During the period from Inception (January 28, 2008) through December 31, 2009, STW recognized $833,793 in compensation cost associated with the issuance of these shares and recognized an additional $112,500 during the nine months ended September 30, 2010.  At September 30, 2010, STW had no remaining compensation cost to be recognized related to these issuances.

Total Dilutive Securities

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of Common stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the above dilutive securities were exercised. As the Company realized a net loss for each of the three and nine months ended September 30, 2010 and 2009, no potentially dilutive securities were included in the calculation of diluted earnings per share as their impact would have been anti-dilutive. As of September 30, 2010, and September 30, 2009, the Company had 14,939,140 and 21,124,754 dilutive securities to acquire the Company’s Common stock outstanding respectively.

Going Concern

The Company from Inception (January 28, 2008) through September 30, 2010, has not had any significant revenues.  The Company has no significant operating history as of September 30, 2010, has accumulated losses of $14,838,776 and negative cash flow from operations of $3,304,968 since inception. From Inception (January 28, 2008) through September 30, 2010, management has raised equity and debt financing of $ 8.3 million to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond.  These steps include (a) raising additional capital and/or obtaining financing; (b) executing contracts with oil and gas operators and municipal utility districts; and (c) controlling overhead and expenses.  There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

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

Future Cash Commitments

We intend to seek funding for our capital needs through the issuance of debt, preferred stock, equity, loan guarantees, or a combination of these types of instruments. We may also seek to obtain financing through private placement or a public offering, a consequence of which could include the sale or issuance of stock to third parties. We cannot be certain that we will be able to obtain financing on terms acceptable to us or at all.  In such case, we may be required to curtail or cease operations, liquidate or sell assets, modify our current plans for product development, and other research and development activities, or extend the time frame over which these activities will take place, or pursue other actions that would adversely affect future operations.

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

On August 31, 2010, the Parties entered into a Settlement Agreement pursuant to which GE permitted the Company to substitute for STW Resources, Inc. as to all rights and obligations under the Purchase Order (including the Original Debt) and Teaming Agreement, and such that to fully discharge STW Resources, Inc.’s financial obligations to GE under the Purchase Order, the Company shall pay GE $1.4 million pursuant to a senior promissory note (the “Note”). The Note bears interest at a rate of the WSJ Prime Rate (as published daily in the Wall Street Journal) plus two percent (2%) per annum. The Note matures September 30, 2011.

Under the terms of the Note, and upon the consummation and closing of a debt or equity financing following the execution of the Note, STW shall pay GE thirty percent of any and all tranches (“Tranches” being defined as the cash receipts of the proceeds of any equity investments in or loans to the Company or any affiliated entity by third parties, but excluding any conversions of pre-existing debt to equity by any of the Company’s then current convertible note holders or creditors) until the Note is paid in full, including all accrued interest.

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

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September  30, 2010, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August, 31, 2010, the Company closed a best-efforts private placement for which it received gross proceeds of $705,000 (the “Offering”). The private placement was issued pursuant to a 12% Convertible Note (the “Convertible Note”) that mature 1 year from the issuance date. The holders of the Convertible Note may convert the principal portion of the Convertible Note and accrued interest on such portion, until such time as the Convertible Note is fully paid, at a conversion price of $0.25. In connection with the Offering, each subscriber received a warrant to purchase such number of shares of common of the Company equal to one-half of the aggregate face amount of their Convertible Note divided by the conversion price of the Convertible Note.  The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) for the private placement of the above-referenced Securities pursuant to Regulation D promulgated under the Securities Act, as amended, and Section 4(2) thereunder. The Investors had access to sufficient information regarding the Company so as to make an informed investment decision. In addition, the Company had a reasonable basis to believe that each purchaser had the requisite sophistication to make an investment in the Company's Securities.

On August 31, 2010, we entered into a Settlement Agreement pursuant to which GE permitted the Company to substitute for STW Resources as to all rights and obligations under the Purchase Order (including the Original Debt) and Teaming Agreement, and such that to fully discharge STW Resources’ financial obligations to GE under the Purchase Order, the Company shall pay GE $1,400,000 pursuant to a senior promissory note (the “Note”). The Note bears interest at a rate of the WSJ Prime Rate (as published daily in the Wall Street Journal) plus two percent (2%) per annum. Under the terms of the Note, the Company has thirteen months to pay off the Note plus all accrued interest thereon.  In addition, upon the consummation of a debt or equity financing following the execution of the Note, the Company shall pay GE thirty percent (30%) of the gross proceeds of any equity investments in or loans to the Company or any affiliated entity until the Note is paid in full, including all accrued interest thereon.  The securities were issued upon reliance of an exemption provided under Section 4(2) of the Securities Act.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Removed and Reserved

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized

STW RESOURCES HOLDING CORP
(Registrant)

Date: November 22, 2010	By:	/s/ Stanley T Weiner
Stanley T Weiner
President and Chief Executive Officer (Principal
Executive and Financial Officer)