Form 10-K
period 2010-12-31
STW RESOURCES HOLDING CORP.
filed 2011-04-15
CIK 1357838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-51430

STW RESOURCES HOLDING CORP.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-3678799 (I.R.S. Employer Identification No.)

619 West Texas Avenue, Suite 126, Midland, Texas 79701
(Address of principal executive offices) (Zip Code)

(432) 686-7777
(Registrant's telephone number)

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to section 12(g) of the Act:

Title of class: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010 was $7,569,296 based upon an offering price of $0.25 per share of common stock sold to investors on or about June 30, 2010 . For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose

As of April 15, 2011 the registrant had 43,836,849 shares of common stock, par value $0.001 per share outstanding.

 STW RESOURCES HOLDING CORP.

FORM 10-K

-i-

 PART I

This Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by STW Resources Holding Corp. (f/k/a Woozyfly Inc. and STW Global, Inc.) with the Securities and Exchange Commission  contains forward looking statements and information that are based upon beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in the filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" or the negative of these terms and similar expressions as they relate to the Company’s or Company’s management identify forward looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled "Risk Factors") relating to the Company’s industry, the Company’s operations and results of operations and any businesses that may be acquired by the Company. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although the Company’s management believes that the expectations reflected in the forward looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the Company's financial statements and the related notes filed with this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, references to "we," "our," "us," the "Company," “STW”,  refer to STW Resources Holding Corp. (f/k/a Woozyfly Inc. and STW Global, Inc.), a Nevada corporation.

ITEM 1.    BUSINESS.

Corporate History

The Company was organized September 11, 2003 (Date of Inception) under the laws of the State of Nevada, as GPP Diversified, Inc.  The business of the Company was to sell pet products via the Internet.  We were initially authorized to issue 25,000,000 shares of its no par value common stock.  On November 9, 2005, we amended our articles of incorporation to increase our authorized capital to 100,000,000 shares with a par value of $0.001.  Concurrently, we changed our name from GPP Diversified, Inc. to Pet Express Supplies, Inc.  On July 28, 2008, Pet Express Supply, Inc. entered into an Exchange Agreement with each of the shareholders of CJ Vision Enterprises, Inc., a Delaware corporation doing business as Woozyfly.com, pursuant to which we changed our corporate name to Woozyfly, Inc. , authorized the issuance of 10,000,000 blank check preferred shares and effectuated a 6:1 stock split.  On January 15, 2009, we ceased operations.

On May 12, 2009, the Company filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 case is being administered under the caption In re Woozyfly, Inc. Case No. 09-13022 (JMP) (the “Chapter 11 Case”). The Company continued to operate its business as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  In connection with the Chapter 11 Case, the Bankruptcy Court approved the arrangement pursuant to which MKM Opportunity Master Fund Ltd agreed to provide a DIP loan in the amount up to $100,000 (the “DIP Loan”).

The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the Company's 6% Secured Convertible Notes due June 30, 2011 ("Convertible Notes"). As a result, all indebtedness outstanding under these facilities and the notes became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

On January 17, 2010, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with STW Acquisition, Inc. (“Acquisition Sub”), a wholly owned subsidiary of the Company, STW Resources, Inc. (“Acquiree” ) and certain shareholders of Acquiree controlling a majority of the issued and outstanding shares of STW Resources, Inc.  Pursuant to the Merger Agreement, Acquiree  merged into the Acquisition Sub resulting in an exchange of all of the issued and outstanding shares of STW Resources, Inc. for shares of the Company on a one for one basis. At such time, STW will become a wholly owned subsidiary of the Company.

On February 9, 2010, the Court entered an order confirming the Second Amended Plan of Reorganization (the “Plan”) pursuant to which the Plan and the Merger was approved.   The Plan was effective February 19, 2010 (the “Effective Date”). The principal provisions of the Plan are as follows:

•	MKM, the DIP Lender, shall receive 400,000 shares of common stock and 2,140,000 shares of preferred stock;
•	the holders of the Convertible Notes shall receive 1,760,000 shares of common stock;
•	general unsecured claims shall received 100,000 shares of common stock; and
•	the Company’s equity interest shall be extinguished and cancelled.

On February 12, 2010, pursuant to the terms of the Merger Agreement, STW Resources, Inc. merged with and into Acquisition Sub, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and STW Resources, Inc. becoming a wholly-owned subsidiary of the Company, the Company issued an aggregate of 31,780,004 (the “STW Acquisition Shares”) shares of common stock to the shareholders of STW Resources, Inc. at the closing of the merger and all derivative securities of STW as of the Merger became derivative securities of the Company including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

Overview

The Company, based in Midland, Texas, provides customized water reclamation services.  STW’s core expertise is an understanding of water chemistry and its application to the analysis and remediation of complex water reclamation issues. STW provides a complete solution throughout all phases of a water reclamation project including analysis, design, evaluation, implementation and operations.

STW’s expertise is applicable to several market segments including:

•	Gas shale hydro-fracturing flowback;
•	Oil and gas produced water;
•	Acid mine drainage (“AMD”);
•	Desalination;
•	Brackish water; and
•	Municipal waste water.

Understanding water chemistry is the foundation of STW’s expertise.  STW will provide detailed chemical analysis of the input stream and of the process output that conforms to the various environmental and legal requirements. STW becomes an integral part of the water management process and provides a customized solution that encompasses analysis, design and operations including pretreatment and transportation.  Simultaneously, STW evaluates the economic impact of this process to the customer. These processes will use technologies that fit our customer’s need: fixed, mobile or portable; evaporation, reverse-osmosis or membrane technology, and any necessary pre-treatment, crystallization and post-treatment. STW will also supervise construction, testing, and operation of these systems. Our keystone is determining and optimizing the most appropriate technology to effectively and economically address our customers’ particular requirements.  As an independent solutions provider STW is manufacturer-agnostic and is committed to the use of the right technology demanded by the design process.

Market Opportunities

Gas shale fracturing flowback water

STW is actively pursuing opportunities in all the major shale formations in the United States. The initial focus, in this sector, is the Marcellus Shale in Pennsylvania.  Presently, we believe there are about 800 producing wells, the majority being simple vertical wells, and over sixty new wells in Pennsylvania are being drilled each month.  Most of the new wells being drilled are horizontal, requiring about 3.5 million gallons of water per well.  There are 28 producers in the Marcellus, with the four largest being Range Resources, Chesapeake Energy, Atlas Energy Resources and Seneca Resources.

Unconventional tight gas shales such as Marcellus require millions of gallons of fresh water to drill and stimulate a new well.  The water returns during the fracture flowback (“frac”) and production (“production”) with salts or Total Dissolved Solids (“TDS”) at levels unfit for human consumption.  This flowback or produced water is typically disposed of through various means such as controlled dilution to a river, or lost from the ecosystem by injection into disposal wells.  STW will target the frac water market in the tight gas formations first, and approach the produced water market for coal bed methane and oil and gas production subsequently.

Oil and gas reservoirs are usually found in porous rocks, which also contain saltwater.  Cross linked gel fracture fluids with high “proppant” loading (additives that prop open fissures in the geological formation caused by hydraulic fracturing) have been utilized to fracture these zones in order to gain permeability, allowing the oil and gas to flow to the well bore.  The unconventional shale formations have been common knowledge for decades, but the cost of gas production was always considered to be uneconomical.  The wells were drilled and fractured with the same crossed linked system as discussed above.

All of the wells were vertical and required stimulation about every three years with a new fracture.  Around 2001, the “slick water fracture” technique was developed. This change required larger volumes of fresh water (1.2 million gallons per fracture on a vertical well) to be used in the fracturing process, a friction reducing polymer additive, and low concentrations of a proppant in the hydraulic fracture fluid.  Wells using this modified technique now can economically produce gas for over eight years without re-stimulation.  The fresh water is believed to dissolve salts from the shale over time and open up the natural fractures and fissures in the rock, allowing more gas to be produced.  In 2003, horizontal drilling rigs were brought into the Barnett Shale and the slick water fracture volume increased from one to eight plus million gallons per well.  The slick water fracture technique has become the standard for all of the shale formations for stimulation of the wells.

This map illustrates the location of the major shale formations that are discussed below:

The Marcellus Shale

The Marcellus Shale formation, located in the Appalachian regions of Pennsylvania, New York and West Virginia, is the major focus of the Company.  The Marcellus covers the largest land mass of any of the known shale zones to date, and it is located close to the densely populated north-eastern corridor of the United States.  The water returns from the slick water fracture contain significantly higher TDS levels than the Barnett Shale and also include, in certain cases, extremely high levels of calcium, barium, strontium and chloride ions.

At approximately 200,000 parts per million in TDS, the produced water from these regions is nearly seven times the salinity of the ocean.  The most common practice utilized by the gas production industry in Pennsylvania for the disposal of waste water streams produced by gas wells is to remove the oil, some of the heavy metals and simply discharge this water to the rivers and streams.  The volume of water used in the gas well fracture process has grown substantially over recent years with growth in both the absolute number of active wells and with increased volumes of water in each well.  STW believes that today, the initial daily returns of one Marcellus fracture well often exceed the volume of thousands of older oil and gas wells.

While there are about 800 Marcellus gas wells in operation in the Marcellus shale formation today, gas producers in the region are primarily engaged in exploratory drilling process activities.  The northern portion of the state reportedly has some of the best geological formations for gas production, but drilling activity has been curtailed as a result of limited water supply and limited capacity to dispose of waste water.  Because of economic considerations in local communities, the investment of several billion dollars by producers in lease acquisition for drilling purposes, and proximity to high population areas, management believes that drilling activity utilizing hydraulic fracturing methods will increase significantly in the future.

The Marcellus Shale Formation is believed to be approximately 30 million plus acres in size. In comparison, the Barnett Shale Formation is approximately 2 million acres in size and approximately 140 million barrels of produced water are disposed of in deep disposal wells annually. Each one of the stationary systems proposed by STW will be able to process approximately 23,000 barrels of water per day, and the mobile systems will be capable of processing 1,700 barrels per day. This is therefore a high priority focus for STW.

With the mountainous terrain in the Appalachian region, STW believes mobile or portable evaporation units may provide a key part of the solution in this market by helping gas producers minimize trucking in and out of production locations and their neighboring communities.  These systems may also be airlifted in and out of drilling locations. Central evaporation and crystallization would then be required to handle the remaining water and residual brine.  The central plants would also be equipped to generate calcium chloride and sodium chloride salts.  The sodium chloride would be processed as rock salt for use in de-icing highways for public safety.  As discussed above, revenue from these salts would impact the overall cost of reclamation, reinforcing the Company’s competitiveness in the region.

The Fayetteville Shale

Producers in Arkansas’ Fayetteville Shale face similar problems as those operating in the Marcellus, as there are very limited brine disposal options.  Most disposal wells in the Fayetteville shale are located near Ft. Smith; over a three hour drive from most of the producing gas wells. Although new disposal wells are being permitted and are under evaluation in the Conway area, gas producers remain uncertain as to whether the permitted volumes for these brine injection wells will be sufficient for current and future production needs.

The fracture system typically utilizes 50,000 to 65,000 barrels, or 2.0 to 2.8 million gallons of water. These wells typically flow back 1,000 to 1,500 bpd of contaminated frac water for the first few days and then decline to under 100 bpd for the next three months before finally declining to a rate of five bpd or less.  All of this flowback water is disposed of at land farms and disposal wells.  Recently the land farms have come under scrutiny due to claims that these operations fail to comply with applicable regulations and laws.  Several land farm operations have been shut down because of contamination of the areas surrounding these operations, significantly raising the cost of disposal to the producers.

Water quality varies with the location of the wells and can range from approximately 20,000 mg/l TDS for wells in the Searcy area to over 70,000 mg/l TDS for wells in the northern and western portions.  The Company believes water reclamation coupled with deep well injection could provide a very cost effective solution to producers in the Fayetteville zone.  The lower TDS in this shale, relative to other shales, would allow water recovery at rates in excess of 90% at 20,000 mg/l TDS, and 75% at TDS levels of approximately 70,000 mg/l.  These rates will dramatically reduce trucking cost to disposal wells, and will provide fresh water for new wells or other applications such as steam generation.

As part of the STW’s strategy in this region, the Company is actively seeking to educate gas producers on the advantages of water reclamation.

The Barnett Shale

As discussed above, the Barnett Shale, located in central and west-central Texas, was the first shale formation to be developed with production starting nearly 25 years ago.  In 2009, drilling activity was flat in the Barnett Shale at current gas prices.  A large influence for this leveling is the increasing activity in the other gas formations such as the Haynesville, Fayetteville and Marcellus.

The Piceance Basin

The conventional frac process in the Piceance has been to incorporate the typically low TDS flowback and produced waters as fracture fluids in new wells.  Previously, drilling has been completed throughout the year; however, several producers only fracture in the summer months.  For these producers, excess water produced in the winter required storage in surface containment facilities that created substantial environmental risk.  Treatment of this water prior to storage addressed this risk and resulted in a seasonally high demand for water reclamation during winter months.

Today, producers in the Piceance Basin are generally slowing down drilling activity while natural gas prices remain depressed.  Whatever produced water is currently generated is being hauled to other states for disposal.

Eagleford ShaleFormation

The Eagleford Shale is a recently discovered formation located in South Texas.  Several experimental wells have been completed and to date appear to be very profitable.  This area has limited supplies of fresh water, leading the Company to believe water reclamation will be a required solution in order for producers to access a sufficient supply of frac water in this market. Production of natural gas has been reported at levels in excess of 10 million cubic feet (“Mcf”) per day, and hundreds of barrels of condensate at some of the wells. The Company expects to intensify its efforts to address this market opportunity.

The Haynesville Shale

This shale formation covers the northern half of Louisiana, southern Arkansas and extends into northeastern Texas.  It is the highest pressure zone of all the shale formations discovered to date.  Most of the wells are horizontal, utilize the slick water fracture system, and each require about 6.5 million gallons of water.  Production of natural gas has been reported at levels in excess of 25 million cubic feet (“Mcf”) per day at some of the wells in the Haynesville shale formation.

Once production starts at typical gas wells in this region, a surge of water production occurs for a few days before water production declines to ten bpd or less.  There appears to be sufficient disposal well capacity in the Haynesville to handle present production needs.  The Company believes that more disposal wells are being added in southern Arkansas and northeastern Texas as needed.  STW believes that legislators in Louisiana are currently reviewing policies on disposal wells and may alter these to increase the deep injection well disposal capacity.

The Cotton Valley zone actually produces most of the water in the area.  It has a TDS content of over 200,000 mg/l and therefore does not lend itself to economical water reclamation.  Crystallization would be required, which is more expensive and would generate a salt cake that is not required in the area.   Consequently, this region is not a high priority market for STW at this time.

Produced Water

Shale zones are typically dry geological formations devoid of any formation or connate water, and hence the fracture flowback water comprises most of water that returns following gas production.  Outside of shale formations, where most gas and oil production occurs, there is typically a reservoir of connate water in the production zone that generates “produced” water. Produced water is primarily salty water trapped in the reservoir rock and brought up along with oil and/or gas during production, and is the most common oil field waste.  The quality of produced water varies significantly in different parts of the world depending on the geology of the underlying formation.

In a large number of the oil fields in the USA, secondary or tertiary means of handling produced water storage, such as water floods and steam floods, are typically utilized. These are operations where the produced water is used to maintain reservoir pressure, prevent subsidence, and sweep the zone to remove the oil. Most of these water floods utilize a fresh water source as a supply so that sufficient volumes are available. As these fields age, less water is required for the flood, so excess contaminated brines concentrate and require disposal. As this water could be reclaimed with Thermal Evaporative Technologies, STW believes that the market for reclaiming produced water outside the shale reclamation projects represents a considerable opportunity for the Company.

Texas is the largest oil and gas production state in the nation and the produced water is unfit for use, poses a threat to the environment and is typically injected into deep injection wells. In accordance with Texas Railroad Commission regulations, water placed in these disposal wells is rendered permanently unavailable for re-use or consumption. The reclaimed water would available for many beneficial uses, including agricultural and environmental applications, as well as re-use in hydraulic fracturing operations. Deep injection well practices in every gas and oil producing region in the world pose the same detrimental environmental and resource conservation issues.  The water reclamation products and services offered by the Company could provide a significant part of the solution to all constituencies concerned.

In the steam floods of California, a large portion of the water is recycled through the water treatment facility and converted back to steam.  There are some fields that there is excess water in the millions of gallons per day that is low in TDS and could very economically be converted back to environmentally usable water.

Acid mine drainage (AMD)

AMD is another sensitive environmental issue in the Appalachian Mountain regions.  We believe it has impaired more than 4,600 miles of waterways in Pennsylvania alone. Drainage from old abandoned coal mines is acidic, and insoluble metal oxides precipitate when the drainage enters a river, lake or stream, damaging the marine ecosystem. The AMD discharge from a single mine or coal tailing pile can range from 10 to more than 10,000 gallons per minute. In just one example, the Lackawanna River in northeastern Pennsylvania is being contaminated from at least seven monitored AMD locations with estimated peak flow of 40 million gallons per day. STW has identified the state of Pennsylvania as a customer for AMD purification and   the Marcellus producers (eg Range Resources, Chesapeake Energy, Atlas Energy Resouces and Seneca Resources) as potential customers for the resultant reclaimed water.

Acid Mine Drainage is the number one environmental water issue throughout most of the Appalachian Mountains.  Coal was one of the largest industries in the region. Unproductive and unprofitable mines were abandoned. Over time a large number of these mining companies have gone out of business leaving the residual “dirty coal” and the water flowing from the mines as a responsibility of the states and federal government.  Dirty coal is the coal that lies near the edge of the main coal seam and contains a high concentration of dirt.

As the mines fill up with water overtime, the excess water flows out.  Due to contact with the minerals contained in the dirt, coal, salts and gases, the water tends to become acidic.  This lower pH tends to dissolve more ions or salts such as iron, aluminum, calcium, and sulfate.    Iron and other metals upon oxidation form insoluble salts such as iron oxide or rust.  Once the acid mine drainage enters a river, lake or stream, the water precipitates these metal oxides.  This forms an impervious film on the bed of the water destroying the marine ecosystem.

 The Pennsylvania Department of Environmental Protection (“DEP”) typically constructs passive treatment plants that require large acreage, where the process is oxidation in large lagoons allowing the solids to precipitate and altering the pH level by adding certain chemicals such as lime.  The water leaving these systems will support the growth of plants and animals.  This process is inherently more time-consuming and expensive, and because of the land requirements, not suitable for all locations.

STW can provide AMD treatment using a specially-designed mobile unit and sell the processed AMD to the producers.  The state will retain ownership of the AMD, with STW having ownership rights to the processed water.

The mobile unit available to STW can handle about 250 gpm or about 360,000 gallons per day.  This mobile unit provides the same functionality as the current passive system, but in minutes compared to weeks and months and with a much smaller footprint. The state may provide incentives in the form of grants and/or subsidies that cover the cost of AMD processing.  The DEP has permits in place for the disposal of the filter-pressed sludge. STW is also reviewing all of the present passive system flow-rates and water quality for potential use as supply water to producers

Brackish Water

World-wide, there are brackish water zones that contain large volumes of water.  The water contains dissolved salts in the 0.5 to 2% (5,000 to 20,000 mg/l TDS) range and hence unfit for human use.  This water can be treated to reduce the TDS below 500 mg/l or 0.05% TDS making the water fit for human consumption. Factors such as decreasing supplies of fresh ground and surface water, increased competition for surface water resources, and changes in population/demand centers are driving the need for brackish water for water supply.  STW’s potential customers are private companies and municipalities serving fast growing metropolitan areas where demand for water is outpacing the available supply.  For example, aquifers in the Texas Gulf Coast contain a large volume of brackish water (less than 10,000 ppm TDS) that, with desalinization, will help meet increasing demand in the region.

Legislative and Regulatory:

Progressively tighter regulations are demanding a thorough review of the entire water-use cycle in industrial applications with the ultimate goal of encouraging and/or mandating reclamation and re-use of water. STW works closely with Federal, State and local regulators and environmental agencies to share our expertise and knowledge on this complex issue and discuss our views on potential solutions.  The Company’s intimate knowledge of this process is a key tool to assist their customers to better understand the legislative and regulatory elements related to water management and advise them of various alternatives

Process

STW’s process is predicated upon a thorough understanding of the customer’s water needs and related issues. This understanding is developed through a series of interactive discussions with the customer. The next phase is data gathering and analysis. STW collects samples at various locations and at different time intervals which are then tested at independent laboratories and analyzed by STW. Based upon this analysis, STW would recommend a solution using the most appropriate technologies and negotiate the acquisition and financing of these technologies as well as contracts with engineering procurement construction (“EPC”). Finally, STW oversees the EPC process and operates the facility.

STW’s process is based upon a fundamental understanding of the core issue and developing an appropriate solution using our experience and expertise. It includes sampling and testing, analysis, design and as required by customers, implementation and operation. Some of the steps involved are described below:

•	The inlet water quality must be determined and measurement of Total Dissolved Solids (TDS), hardness, barium, strontium, bromine, sulfate and hydrocarbon concentrations are critical.
•	Multiple samples over time are taken to ensure consistency and accuracy of inlet water quality measurement.
•	An understanding and analysis of potential uses for the reclaimed water.
•	A site inspection to determine the various vessels needed such as tanks, pumps, pits, truck off loading racks, and engineering testing of the land.
•	An analysis of fluid volumes and their variability over time.
•	Length of time the water needs to be reclaimed at this site.
•	Determination of appropriate technology: fixed or mobile, evaporation, reverse osmosis or other.
•	Permitting as needed
•	An investigation of the handling of the concentrated brines and any other residue from the reclamation process.
•	Disposal options on the residue including potential use of the by-products.

Technology

STW has developed relationships with a number of manufacturers that offer best-of-class technologies applicable to its customer base. These technologies include thermal evaporation, membrane technology and reverse osmosis and are available as fixed or mobile units with varying capacities. Various pre and post-treatment options are available as necessary including crystallizers that process very high TDS (>150,000 mg/l).

Thermal Evaporation: This process is capable of handling waters that contain up to 150,000 mg/l TDS, with fresh water recovery rates from 50 to 90% or greater depending on inlet water quality. The recovered fresh water, or “distillate”, is highly purified water from the evaporative process and has multiple re-use applications. It is particularly applicable in the gas shale and oil production facilities for reclaiming frac and produced waters.

The technology is scalable and can be deployed as mobile units that can process 72,000 gallons per day (“gpd”), or as portable units that can process 216,000 gpd, or as fixed central units capable of processing up to 2,880,000 gpd.

Residual brine concentrate can, depending on local conditions and producer’s priorities, either be disposed off in deep injection wells or be treated further through a Crystallizer that reduces it into distillate and commercially valuable salt residuals.

Reverse Osmosis: Waters that are below 34,000 mg/l of total dissolved solids and contain low levels of barium, strontium, bromine, and sulfate can be reclaimed through a reverse osmosis unit (RO).  Reverse osmosis is the process of forcing a solvent from a region of high solute concentration through a semi-permeable membrane to a region of low solute concentration by applying a pressure in excess of the osmotic pressure.  The membranes used for reverse osmosis are generally designed to allow only water to pass through while preventing the passage of solutes (such as salt ions).  This process is best known for its use in desalination (removing the salt from sea water to get fresh water), but it has also been used to purify fresh water for medical, industrial and domestic applications. Recovery rates for seawater to drinking water are about 50%.

A stream of concentrated brine or higher TDS is the by-product.  This brine can be properly disposed of or utilized as a feed solution to a brine concentrator or crystallizer. The latter ensures higher quality water with lower TDS levels for industrial Uses.

Most oilfield waters cannot be processed through an RO membrane since they contain barium, strontium, or bromine. The barium and strontium are very large molecules and they plug the membrane and create damage or permanent fouling of the membrane.  Bromine and other such halogens react with the membrane and destroy its integrity.  There are few oil field waters that could be processed through this technology but a thorough study is required to ensure success.  STW Resources will utilize this technology where the water chemistry can be processed through RO membranes.

Membrane Bioreactor:   A Membrane BioReactor (“MBR”) is a combination of biological and ultrafiltration technologies.  The biological area provides the same process utilized in all sewage treatment facilities.  Bacteria are maintained in an aerobic condition which cause decay in all of the organic materials contained in the water, and oxidizing these organic materials into low molecular weight acids, usually acetic acid.  Maintaining the bacteria in an oxygen rich environment prevents mutatation or growth of any anaerobic bacteria, which would produce inorganic acids such as hydrogen sulfide.

A filter membrane removes the water fraction from the unit.  The membrane provides filtration in the 0.01 microns or lower range which is sufficient enough to remove viruses, bacteria, and other colloidal materials.  The water exiting the units is potable water and safe for human consumption.

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

The joint venture is named Water Reclamation Partners, LLC, and is owned 51% by the Company and 49% by AV, with the Company having exclusive control and management of the business of the joint venture. In addition, a steering committee was established for the purpose of managing and directing the joint pursuits of the joint venture, and is comprised of two representatives from the Company and two representatives of AV.  As of December 31, 2010, there have been no operations within the joint venture, and AV has not contributed the master services contracts to the joint venture, therefore the joint venture had no impact on the current consolidated financial statements.

Marketing & Sales

STW’s business proposition is to provide comprehensive, necessary water treatment solutions. We will work closely with our customers to evaluate their water treatment needs, understand how these may change over time, assess the regulatory and economic factors and then design an optimal solution.  As illustrated in the chart to the right, STW offers a broad array of technical solutions coupled with a service suite and financial structuring options that provide our customers with the ability to obtain a turnkey solution to their waste water disposal challenges.

Gas Shales: Most of the natural gas producers in each of the shale formations are already well known to the Company.  STW personnel have developed many, and in some cases, long standing relationships with key personnel responsible for well completion and remedial operations at each gas producer.  STW monitors production plans at the producer level, the acreage acquisitions at the shale formations and trends that relate to the demand for water reclamation by region.  In addition, the Company maintains detailed databases that monitor drilling permits, rig counts and other key statistics that forecast gas production rates by geography.  These activities allow the Company to anticipate demand for its services and to prioritize its sales calling effort on those producers for whom fresh water supply is an issue or where shale water disposal pose the greatest challenges.

 The foundation of the Company’s sales strategy is to become an integral part of its customer’s water management function.  This involves identifying and finding solutions to customer needs through a multi–step, consultative approach:

•	Evaluate drilling program and production expansion plans.
•	Identify and define fracture water supply needs and waste brine generation levels.
•	Study the flowback water volumes and chemistry over time.
•	Generate economic models jointly with producers, with full consideration of all costs of obtaining, utilizing, and disposing of the water.
•	Evaluate various water reclamation options, from equipment to logistics, and develop financial models for all the options.
•	Provide a customized presentation comparing present practices to all of the options of water reclamation available to the customer, for buy-in to the best scenarios.
•	Jointly develop a presentation of the best scenarios for water management (present and future) for use by upper management. Support the presentation as required.
•	Review and determine optimal system design, location and financial structure.
•	Develop a time line for water reclamation implementation.
•	Execute definitive off-take and/or other agreements satisfactory to all parties.

STW is able to facilitate this part of the sales process through its detailed knowledge of the gas production process and economics, shale formation geology, frac water chemistry, well completion techniques and logistics and regional regulatory landscapes. This expertise reduces the time required during the evaluative stage of the sales process and fosters a positive working relationship with our customers.  STW then works together with its manufacturing partners to complete the technical solution, develop ancillary system requirements (balance of plant) evaluate cost and operating data, model the financial performance of the system and define remaining project parameters and an installation timeline.

Water reclamation is a new paradigm for natural gas producers. Educating them about the economic, environmental and political benefits is key to long-term adoption.

Some of the issues that operators are facing currently in the Marcellus Shale are:

•	Water consumption and usage restrictions on the Susquehanna River are very restrictive.
•
There are only 8 deep injection wells in Pennsylvania, all of which are already at or close to capacity. New deep wells are being drilled, but the permitting process and actual drilling costs are proving to be expensive.

•
Trucking costs from $3.10 to over $10 / barrel, and generate a number of complaints about truck traffic, noise and the associated wear and tear on the roads. The cost to dispose of the water into the commercial disposal wells is $1.50 to $3.00 per barrel in addition to the trucking costs.

•
Reclaimed water will not require a consumption permit for use, as it has already been consumed once.  Trucks can bring brine to the Water Reclamation facility and return with fresh water for the next fracture.

•
The crystallization process will produce rock salt that meets the requirements of ASTM Standards for road salt. PennDOT purchases between 600,000 and 1,000,000 tons of road salt each year and local municipalities purchase an additional 500,000 tons. An STW 1 million gal/day facility will produce approximately 88,500 to 106,000 tons of rock salt per year.

•	By 2011 any new permits for disposal to the rivers will require total dissolved solids (TDS) removal.

At this time, in the Marcellus Shale, only a couple of operators have the necessary scale for a captive facility. Most operators are still in the exploratory drilling stage, with single wells being drilled over a wide region.

Based on the geographical mountainous terrain, the producers are constructing the well sites on the higher elevations so that they do not interfere with the agricultural and cattle ranch business conducted in the valleys.  In a large number of examples a multiple well pad is constructed and then the wells are directional drilled and completed in the Marcellus.  One central water pit is permitted to hold the drilling and fracture water.  As the fracture is conducted, the flowback and produced water is presently trucked to an approved disposal facility.  In some cases the producers are recycling some of the early low TDS flowback water by filtration and then blending into the new fresh water.  All of the fresh water utilized by all of the wells must be trucked to the site and then all of the flowback and produced water is trucked away.

STW would locate mobile evaporation equipment at the well site.  The flowback water would be processed and the distilled water generated would be placed into the fracture water pit.  The residual brine from the evaporation process would be trucked to an approved disposal facility or taken to a STW central crystallizer.  The crystallizer would provide additional fresh water that could be trucked (2 way freight) back to the fracture pit.  About 98% of the available water from the residual brine or the high TDS produced water would be recovered.  Additional bi-products of sodium chloride for use in Highway deicing and a solution of calcium chloride would be generated.

Competition

In the oil and gas industry, current fracturing and produced water disposal methods – deep injection wells and surface water disposal – represent the Company’s greatest source of competition.

Brine Discharge / Deep Injection Wells

In many gas shale fields, disposal through a deep injection well offers a cost-effective (though environmentally questionable) alternative to water reclamation.  If suitable geology exists, high TDS flowback waters can be disposed by injection into a deep discharge brine well.  There are operative brine discharge wells in each of the major shale formations, particularly in the Barnett shale formation in Texas where many empty oil wells are converted for brine discharge use.  There are only eight such discharge wells in the state of Pennsylvania. Management believes these are presently operating at close to capacity.

Surface Water Disposal

Similarly, surface water disposal facilities (rivers, streams and drainage creeks) offer a competitive alternative to water reclamation.  At river discharge facilities, flowback and produced waters are treated to remove naturally occurring radioactive materials, some suspended solids and well completion chemicals before discharge.  Dissolved salts are not removed and therefore are added to surface water systems where they degrade water quality, pollute the environment and disrupt wildlife habits.  Many states have taken action to reduce or eliminate altogether the availability of surface water disposal for gas well waste water streams.

In the Marcellus shale, there are several treatment facilities that remove only the oil and heavy metals, then discharge the water to certain rivers (where permitted), and range in size from 20,000 to 200,000 gallons per day.  The treatment does not remove salts, so the waters that are being discharged into the river system retain high TDS contamination levels.  In April of 2009, the Pennsylvania DEP regulated this type of treatment by limiting it to existing permitted facilities only through January 2011, at which time treatment to remove the TDS (salts) will have to be implemented.

The following companies provide pre-discharge brine treatment solutions:

The Company accepts flowback and produced waters from gas producers operating in the Marcellus and other regions in Pennsylvania, removes the oil, heavy metals, and discharges the water to certain rivers in Pennsylvania.  Advanced Waste operates one discharge facility in the western part of the Pennsylvania. Sunbury operates an experimental river discharge site in conjunction with the Pennsylvania Department of Environmental Protection.  Sunbury’s primary business is the operation of waste coal fired power plants, and it has obtained a permit to discharge significant volumes of contaminated water into certain rivers in Pennsylvania.  Acid Mine Drainage is presently processed through large acreage passive systems.  These systems provide oxidation followed by a long settling time for the heavy metals to precipitate and possibly some pH adjustment before the water enters the river or stream.  There are several companies that construct such facilities under contract with the governmental agency.  At this time there is no one that provides mobile AMD processing.

Number of Employees

As of April 15, 2011, other than our directors and officers, presently we do not have any full time employees.

Our Website

Our website address is www.stwresources.com; Information found on our website is not incorporated by reference into this report.

ITEM 1A.    RISK FACTORS.

You should carefully consider the following risk factors and the other information included in this annual report on Form 10-K, as well as the information included in other reports and filings made with the SEC, before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance .

We did not begin operations of our business until February 2008.  We have a limited operating history and have generated limited revenue.  As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Reliance on the historical results may not be representative of the results we will achieve, particularly in our combined form.  Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

STW’s results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

STW incurred a net loss amounting to $16,184,248 for the period from inception (January 28, 2008) through December 31, 2010.  In addition, as of December 31, 2010, STW has liabilities of $4,845,222. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly.

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

Our Operations are Subject to Comprehensive Regulation Which May Cause Substantial Delays or Require Capital Outlays in Excess of Those Anticipated Causing an Adverse Effect on Us.

Our operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Various permits from government bodies are required for our operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. We generally maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

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

We will require additional financing for our operations, to purchase equipment and to establish a customer base.  We anticipate that we will require a minimum of $10.0 to $15.0 million in additional capital over the next six months to pursue our business plan.  We cannot assure you that we will obtain any additional financing through any other means.  Additional financing may not be available to us on acceptable terms, if at all.  Unless we raise additional financing, we will not have sufficient funds to complete the purchase of equipment and commercialization of our services.

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

Our executive officers, directors and shareholders holding in excess of 5% of our issued and outstanding shares, beneficially own over 38.1% of our Common Stock. Under our Articles of Incorporation and Nevada law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action.  As a result, these individuals will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions.

We face competition.

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

There has not been an active public market for our common stock so the price of our common stock could be volatile and could decline at a time when you want to sell your holdings.

Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol STWS.OB. Our common stock is not actively traded and the price of our common stock may be volatile.  Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•	expiration of lock-up agreements;

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	speculation about our business in the press or the investment community;

•	significant developments relating to our relationships with our customers or suppliers;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the oil and gas industry;

•	customer demand for our products;

•	investor perceptions of the oil and gas industry in general and our company in particular;

•	the operating and stock performance of comparable companies;

•	general economic conditions and trends;

•	major catastrophic events;

•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

•	changes in accounting standards, policies, guidance, interpretation or principles;

•	sales of our common stock, including sales by our directors, officers or significant stockholders; and

•	additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

Our Common Stock is subject to the “penny stock” rules of the Securities and Exchange Commission.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

Our directors, executive officers and principal stockholders, and their respective affiliates, will beneficially own approximately 38.1% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Any adjustment in the conversion price of our convertible notes or the exercise price of our warrants could have a depressive effect on our stock price and the market for our stock.

If we are required to adjust the warrant exercise price pursuant to any of the adjustment provisions of the agreements relating to any of our prior financing transaction, the adjustment or the perception that an adjustment may be required, may have a depressive effect on both our stock price and the market for our common stock.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not aware of anything that would impact our ability to maintain effective internal controls, we have not obtained an independent audit of our internal controls and, as a result, we are not aware of any deficiencies which would result from such an audit. Further, at such time as we are required to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock for the foreseeable future. Any return on investment may be limited to the value of our common stock.

No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends on our common stock in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We recently became a public company and subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act. Prior to February 2010, we had not operated as a public company and the requirements of these rules and regulations will likely increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent auditors attest to, the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. In addition, because our management team has limited experience managing a public company, we may not successfully or efficiently manage our transition into a public company.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.    PROPERTIES.

Our principal offices are located at 619 West Texas Avenue, Suite 126, Midland, Texas  79701, which includes 1,250 square feet in office space.  We pay $1,200 per month in rent and our lease is month to month.

ITEM 3.    LEGAL PROCEEDINGS.

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

ITEM 4.    REMOVED AND RESERVED.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITES.

Our common stock qualified for quotation on the Over-the-Counter Bulletin Board under the symbol “STWS.OB” on November 19, 2010. The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

The closing price of our common stock on the OTC Bulletin Board on April 14, 2011, was $0.17 per share.

The following table sets forth the range of high and low bid quotations as reported on the OTC Bulletin Board for the periods indicated.

Year Ended December 31, 2010	High	Low
Fourth quarter ended December 31, 2010	$1.00	$0.50

Holders of Common Stock

As of April 15, 2011, we had  209 holders of record of our common stock.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business. There are no restrictions in our certificate of incorporation or by-laws on declaring dividends.

As long as any shares of our series A convertible preferred stock are outstanding, no dividend may be declared or paid for payment on our common stock or any other class of our capital stock (other than the series A convertible preferred stock) without the prior express written consent of our holders of the series A convertible preferred stock representing not less than a majority of the aggregate number of the then outstanding shares of series A convertible preferred stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities that were not previously reported in 8-K.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2010.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Stockholders	-		$-
Equity Compensation Plans Not Approved by Stockholders			-

Total	-		$-

ITEM 6.     SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with STW Resources Holding Corp. (f/k/a/ Woozyfly, Inc.) (the “Company”) consolidated audited financial statements and the notes thereto contained elsewhere in this report.    Information in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K that does not consist of historical facts, are "forward-looking statements."  Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance.  The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section included herein,  the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  The Company disclaims any obligation to update the forward-looking statements in this report.

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

The Company’s operations are located at 619 W. Texas Ave Ste 126, Midland, TX 79701.

On January 17, 2010, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with STW Acquisition, Inc. (“Acquisition Sub”), a wholly owned subsidiary of the Company, STW Resources, Inc. and certain shareholders of STW Resources, Inc.controlling a majority of the issued and outstanding shares of STW Resources, Inc..  Pursuant to the Merger Agreement, STW Resources, Inc.will be merged into the Acquisition Sub resulting in an exchange of all of the issued and outstanding shares of STW for shares of the Company on a one for one basis. At such time, STW Resources, Inc.become a wholly owned subsidiary of the Company.

On February 9, 2010, the Court entered an order confirming the Second Amended Plan of Reorganization (the “Plan”) pursuant to which the Plan and the Merger was approved.   The Plan was effective February 19, 2010 (the “Effective Date”). The principal provisions of the Plan are as follows:

•	MKM, the DIP Lender, shall receive 400,000 shares of common stock and 2,140,000 shares of preferred stock;
•	the holders of the Convertible Notes shall receive 1,760,000 shares of common stock;
•	general unsecured claims shall received 100,000 shares of common stock; and
•	the Company’s equity interest shall be extinguished and cancelled.

On February 12, 2010, pursuant to the terms of the Merger Agreement, STW Resources, Inc.merged with and into Acquisition Sub, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and STW Resources, Inc.becoming a wholly-owned subsidiary of the Company, the Company issued an aggregate of 31,780,004 (the “STW Acquisition Shares”) shares of common stock to the shareholders of STW Resources, Inc.at the closing of the merger and all derivative securities of STW Resources, Inc.as of the Merger became derivative securities of the Company including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

Considering that, following the merger, the shareholders of STW Resources, Inc.control the majority of our outstanding voting common stock and we effectively succeeded our otherwise minimal operations to those that are theirs, STW Resources, Inc.is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of STW securities for our net monetary assets, which are deminimus, accompanied by a recapitalization. Accordingly, we have not recognized any goodwill or other intangible assets in connection with this reverse merger transaction. STW is the surviving and continuing entities and the historical financials following the reverse merger transaction will be those of STW.  We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of STW pursuant to the terms of the Merger Agreement.  As a result of such acquisition, our operations our now focused on the provision of customized water reclamation services.  Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations.

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

The joint venture is named Water Reclamation Partners, LLC, and is owned 51% by the Company and 49% by AV, with the Company having exclusive control and management of the business of the joint venture. In addition, a steering committee was established for the purpose of managing and directing the joint pursuits of the joint venture, and is comprised of two representatives from the Company and two representatives of AV.  As of December 31, 2010, there have been no operations within the joint venture, and AV has not contributed the master services contracts to the joint venture, therefore the joint venture had no impact on the current consolidated financial statements.

Results of Operations

Twelve Months Ended December 31, 2010 Compared to Twelve Months Ended December 31, 2009

Revenue

Revenue generated for the twelve months ended December 31, 2010 and 2009 was $0 and $34,000, respectively.

Expenses

Our expenses for the twelve months ended December 31, 2010 were $9,413,366 and consisted of payroll and payroll taxes ($ 81,337), legal and professional fees ($2,134,123), stock based compensation ($312,500), loss on disposition of the GE Evaporator ($5,329,624), interest expense of ($1,394,043) and ($161,739)  in other administrative expenses including travel to the prospective sites.  Our expenses for the twelve months ended December 31 , 2009 were $4,124,314, and consisted of payroll and payroll taxes ($1,654,659), legal and professional fees ($873,050), stock based compensation ($600,300), interest expense of ($590,918) and ($404,032)  in other administrative expenses including travel to the prospective sites. The reason for the decrease (excluding the loss due to the GE asset disposition) in comparing the twelve months ended December 31, 2010 to the same period for 2009 was due to the fact that the Company refocused operations on the Company’s process for permitting sites in Pennsylvania. The Company decreased its operations from six employees to one employee during this process.  Once the permits are obtained, of which there is no guarantee, the Company expects to hire additional employees to commence its operations.

Net loss

Net loss for the twelve months ended December 31, 2010 and 2009 was $9,413,366 and $ 4,124,314, respectively.

Liquidity and Capital Resources

As of December 31, 2010, we had current assets of $93,655 including cash of $6,696, and current liabilities of $4,705,674.   As of December 31, 2009, we had current assets of $112,480 including cash of $11,621 and current liabilities of $11,579,929.

Operating Activities

Our operating activities from continuing operations resulted in a net cash used by operations of $811,325 for the twelve months ended December 31, 2010 compared to net cash used by operations of $995,940 for the twelve months ended December 31, 2009.  The net cash used by operations for the twelve months ended  December 31, 2010  reflects a net loss of $9,413,366 offset by depreciation of $ 2,622, amortization of debt issue costs of $372,581, stock based compensation of $312,500 and the fair value of equity issued for services of $1,617,188,a loss on disposition of assets of $5,329,624 account payables and other accrued expenses of $1,005,767 and other minor factors.  The net cash used by operations for the twelve months ended December 31, 2009 reflects a net loss of $4,124,314 offset by depreciation of $ 21,633, amortization of debt issue costs of $415,780, notes payable issued for deferred compensation of $1,123,851, stock based compensation of $600,300 and the fair value of equity issued for services of $402,151, account payables and other accrued expenses of $432,930 and other minor factors.

Investing Activities

Our investing activities were $0 for the twelve months ended December 31, 2010 compared to a net cash outflow of $3,387 for the twelve month s ended  December 31, 2009.  Cash used in investing activities principally represents acquisition of property and equipment offset by proceeds from the sale of assets.

Financing Activities

Our financing activities resulted in a cash inflow of $806,400 for the twelve months ended December 31, 2010 and $993,309 for the twelve months ended December 31, 2009, which represents both issuances of notes payable and sales of equity by the company.

Going Concern

These consolidated financial statements have been prepared on a going concern basis.  The Company from Inception (January 28, 2008) through December 31, 2010, has not had any significant revenues.  The Company has no significant operating history as of December 31, 2010, has accumulated losses of $16.2 million and negative cash flow from operations of $3.5 million since inception. From Inception (January 28, 2008) through December 31, 2010, management has raised net equity and debt financing of $10.2 million to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Notes Payable

During 2008 the Company also entered into various vehicle and insurance financing contracts.  The amount outstanding at December 31, 2009 was $3,712.

In January 2009 the Company entered into a securities purchase agreement for the issuance of a 10% promissory note (“January 2009 Bridge Note”) in the principal amount of $50,000.  In addition, the Company entered into a securities purchase agreement for the issuance of a 15% promissory note in the principal amount of $400,000.

In March 2009 the Company entered into a securities purchase agreement with the September 2008 Bridge Investor providing for the rollover of the $125,000 principal amount outstanding under the 2008 September Bridge Note and advancing an additional $50,000.

In April 2009 the Company commenced an offering of its 12% Convertible Notes (“2009 12% Convertible Notes”).  The convertible notes bear interest at 12% and are convertible at the option of the shareholder into shares of the Company’s common stock.    Through December 31, 2009 the Company had issued a total of $740,000 face value of its 2009 12% Convertible Notes for cash.

On December 31, 2009, the Company entered into a new agreement (the “Deferred Compensation Note Agreement”) with holders of the Deferred Compensation Convertible Notes, who were also owed the accrued salaries of $327,713.  Pursuant to the terms of the Deferred Compensation Note Agreement and in settlement of the Deferred Compensation Liabilities, liabilities of $323,735 were forgiven, converted liabilities of $844,746 to 3,379,024 shares of the Company’s common stock, using a conversion price of $0.25 which approximated the fair value of the Company’s common stock, and were issued $279,095 principal amount 10% notes maturing in 36 months ( the “Deferred Compensation Notes”).  The forgiveness of the $323,735 was recorded as a reduction of salary expense.

In January 2010, the Company commenced an offering of its 12% Convertible Notes (the “2010 12% Convertible Notes”).  Each 2010 12% Convertible Note is convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.25 per share (the “Conversion Price”).   The 2010 12% Convertible Notes bear interest at 12% per annum and mature 12 months from the date of issuance.  For each 2010 12% Convertible Note purchased, each investor received a warrant  to purchase up to such number of shares of the Company’s common stock equal to one-half of the face amount of the 2010 12% Convertible Note divided by the Conversion Price.  The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share.  Through December  31, 2010, the Company had issued a total of $705,000 face value of its 12% Convertible Notes for cash.

In connection with the issuance of the 2010 12% Convertible Notes, the Company had issued 1,410,000 Warrants to acquire the Company’s common stock to investors and an additional 169,200 Warrants to acquire the Company’s common stock to the agent, all on the terms set forth above.  Using the Black Scholes pricing model, with volatility of 100%,  a risk-free interest rate ranging from 0.81% to 1.65% and a 0% dividend yield, the warrants were determined to have a fair value of $140,942, with such value recorded as a discount to the 2010 12% Convertible Notes and to additional paid-in capital.  This discount will be amortized using the effective interest rate method over the term of the indebtedness.

Equity Issuances

On January 28, 2008, the Company issued 8,100,000 shares of Common Stock at $0.0001 per share for total consideration of $81.

In April 2008, the Company designated the Series A Preferred Stock, with a par value of $0.0001 per share, and authorized the issuance of 100 shares to the Company’s Chairman and Chief Executive Officer.  In addition, the Company issued 5,980,000 shares of Common Stock at $0.0445 per share for total consideration of $266,110.   The Company then commenced a unit offering (the “$2.00 Unit Offering”) whereby each unit consisted of one share of the Company’s Common Stock and a warrant to acquire one and one-half share of the Company’s Common Stock as follows: (i) 0.5 shares at an exercise price equal to $3.00 per share, (ii) 0.5 shares at an exercise price equal to $4.00 per share, and (iii) 0.5 shares at an exercise price equal to $8.00 per share. Each Warrant is exercisable for three years from date of issue.  As of December 31, 2008, the Company had sold an aggregate of 3,467,500 units for gross proceeds of $6.9 million.

The Company also issued 700,000 Common Shares for investment banking compensation associated with this offering.  These shares were valued at an aggregate of $98,800, based on the estimated fair value of the Company’s Common Stock at that date.

In connection with the April 2008 Notes, the Company issued a total of 275,000 shares of Common Stock which were valued at an aggregate of $12,238, based upon the price of the Company’s shares of Common Stock issued under the most recent private placement offering prior to the issuance of the April 2008 Notes.  Upon the extension of the April 2008 Notes in June 2008, the Company issued a total of 41,325 additional shares of Common Stock.  These additional shares of Common Stock were valued at an aggregate of $11,157, based on the estimated fair value of the Company’s Common Stock at that date.

In connection with the September 2008 Bridge Note, the Company issued a total of 62,500 shares of Common Stock which were valued at an aggregate of $16,875, based upon the estimated fair value of the Company’s Common Stock at that date.

In connection with the CEO Bridge Note, the Company issued a total of 37,500 shares of Common Stock which were valued at an aggregate of $10,125, based upon the estimated fair value of the Company’s Common Stock at that date.

On September 30, 2009, the Company issued 200,000 shares of common stock as a donation to a private foundation, which were valued at an aggregated $50,000 based upon the estimated fair market value of the company’s stock at that date.

On December 31, 2009, the Company issued 3,379,024 shares of common stock in connection with the Employee Deferred Compensation Convertible Notes.

On December 8, 2010, the  Company entered into a subscription agreement with accredited investors pursuant to which the Company sold 1,300,000 units (each a “Unit” and collectively, the “Units”), each Unit consisting of one share of our common stock, par value $0.001 per share (the “Common Stock”) and a warrant to purchase one share of our Common Stock (each a “Warrant” and collectively, the “Warrants”) for total aggregate consideration of $325,000.  The Warrants shall be exercisable for a period of two years from the date of issuance at an initial exercise price of $0.50.

Stock Based Compensation

Since Inception (January 28, 2008), the Company issued 7.6 million shares of the Company’s Common Stock to directors, employees and certain consultants.  As of December 31, 2010, 400,000 of these shares have been forfeited.   During the period from Inception (January 28, 2008) through December 31, 2008, the Company recognized $233,493 in compensation cost associated with the issuance of these shares.  For the years ended December 31, 2009 and 2010 the company recognized compensation expense of $600,300 and $312,500 respectively.  At December 31, 2010, the Company had no remaining compensation cost to be recognized related to these issuances.

Warrants

As of December 31, 2009, the Company had 12,613,001 warrants outstanding to acquire the Company’s Common Stock.  As of December 31, 2010 the Company had 17,013,091 warrants outstanding to acquire the Company’s Common Stock.

Presently, due to the lack of revenue we are not able to meet our operating and capital expenses. The success of our ability to continue as a going concern is dependent upon successful permitting of our sites obtaining customers for water reclamation services, and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue through the third quarter of 2011.

The financial requirements of our Company will be dependent upon the financial support through credit facilities and additional sales of our equity securities.  The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. Should additional financing be needed for our continued operations we will need to obtain it on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

We can give no assurance that we will be successful in implementing any phase, all phases of the proposed business plan, or that we will be able to continue as a going concern.

Credit Facility

Presently we have no revolving Credit Facility established.  If needed, it will be necessary to establish a line of credit and it will need to be on favorable terms.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commitments

The following table is a summary of contractual cash obligations for the periods indicated that existed as of December 31, 2010, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
12% Convertible Notes	$2,077,063	$2,077,063	$-	$-	$-
GE Note	1,302,500	1,302,500
Deferred Compensation Note	279,095	139,548	139,548	-	-

Total obligations	$3,658,658	$3,519,110	$139,548	$-	$-

Critical Accounting Policies

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

There were no grants of employee options during the period from January 28, 2008 (date of inception) through December 31, 2010.  There were no unvested options outstanding as of the date of the Company’s adoption of ASC Topic 718.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the above dilutive securities were exercised. As the Company realized a net loss for the years ended December 31, 2010 and 2009, no potentially dilutive securities were included in the calculation of diluted earnings per share as their impact would have been anti-dilutive.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 17, 2010, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with STW Acquisition, Inc. (“Acquisition Sub”), a wholly owned subsidiary of the Company, STW Resources, Inc. (“Acquiree”) and certain shareholders of Acquiree controlling a majority of the issued and outstanding shares of STW.  On February 12, 2010, pursuant to the Merger Agreement, Acquiree merged into the Acquisition Sub resulting in an exchange of all of the issued and outstanding shares of Acquiree for shares of the Company on a one for one basis (the “Reverse Merger”). As a result of the Reverse Merger, Acquiree is now a wholly owned subsidiary of the Company and the former shareholders of STW now hold a majority of the outstanding stock of the Company.

At the time of the Reverse Merger, Weaver & Tidwell L.L.P. (the “New Auditor”) was the independent auditor of record for Acquiree.  Accordingly, on February 12, 2010 (the “Engagement Date”), by reason of the Reverse Merger, the New Auditor became the principal independent accountant for the Company.  Therefore, on April 2, 2010, the Board of Directors of the Company dismissed Weaver & Martin LLC (the “Former Auditor”) from its position as the principal independent accountant for the Company.

On April 2, 2010 (the “Dismissal Date”), the Company advised the Former Auditor that it was dismissed as the Company’s independent registered public accounting firm.  The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on April 2, 2010.  Except as noted in the paragraph immediately below, the reports of the Former Auditor on the Company’s consolidated financial statements for the years ended December 31, 2008 and 2009 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of the Former Auditor on the Company’s consolidated financial statements for the years ended December 31, 2008 and 2009 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company had recurring losses from operations.

During the years ended December 31, 2008 and 2009 and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

During the years ended December 31, 2008 and 2009 and through the Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has requested that Former Auditor furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  A copy of this letter is incorporated by reference to Exhibit 16.1.

As explained above, on the Engagement Date, the New Auditor assumed the position of the principal independent accountant for the Company.  During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with the New Auditor regarding either:

1.
application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on their evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting were effective as of December 31, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal year that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names, ages and positions of our directors and executive officers as of April 15, 2011, are as follows:

Name	Age	Position
Stanley Weiner	57	Chief Executive Officer, President, Principal Financial and Accounting Officer and Chairman of the Board of Directors
Joseph O’Neill	64	Director
Hon Bill Carter	80	Director
Manfred Birnbaum	79	Director
Paul DiFrancesco	46	Director
R.H. Tibaut Bowman	63	Director
Dale F. Dorn	68	Director

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Stanley Weiner, Director, Chief Executive Officer and Principal Accounting Officer

Stanley T. Weiner, a 30 year veteran of the oil and gas industry, has explored, drilled and operated oil and gas properties in the United States and in South America. Previously, Mr. Weiner served as president and CEO of Molecular Solutions, LLC, and was founder and CEO of Weiner Investments Inc, and American Crude Oil, Inc.

Joseph O’Neill, Director

Joseph I. O’Neill III has close to 40 years of experience in the oil and gas industry.  He currently serves as Managing Partner of O’Neill Properties, a highly regarded Midland, Texas oil and gas producer.  Mr. O’Neill is the Chairman of the Board of Texas Oil & Gas Association and is a Director of the Petroleum Club of Midland.  He has served on the boards of numerous industries, civic, academic, political and charitable institutions.  He is a graduate of Notre Dame University and formerly on the Board of Directors and a past President of the Notre Dame Alumni Association.

The Hon. Bill Carter, Director

The Hon. Bill Carter is a former Member of the Texas House of Representatives (1984-2003) and is former Chairman of the Texas Public Safety Committee.  In addition to receiving the 1997 American Legislative Exchange Council Legislator of the Year Award, Mr. Carter has received numerous state and national awards, including Outstanding Legislator Award from the Texas Chiropractic Association, the Legislative Excellence Award from the Texas Head Injury Association, the Greater Dallas Crime Commission Crime Fighter of the Year, the Outstanding Legislator in Texas from the Texas Association of Regional Councils, and the Presidential Achievement Award from President Ronald Reagan.

Manfred Birnbaum

Manfred Birnbaum’s career spans 30 years in power generation and industrial business. His experience ranges from Senior Management positions at Westinghouse Electric Corporation to high tech start-up operations, power plant control, and electronic manufacturing services in both domestic and international markets. He currently serves on the Board of ZBB Energy Corp., a public company engaged in the design and manufacture of energy storage solutions to the renewable energy and electric utility markets.

Paul DiFrancesco, Director

Paul C. DiFrancesco has over twenty years of experience in the financial sector.  Mr. DiFrancesco is currently a Partner at Viewpoint Securities, LLC a registered broker-dealer that provides investment banking services to emerging growth companies.  In 2001, Mr. DiFrancesco co-founded and is currently the President of Decision Capital Management, LLC.  Prior to co-founding Decision, Mr. DiFrancesco was Senior Managing Director of Preferred Capital Markets in San Francisco.  During Mr. DiFrancesco's tenure, Preferred Capital Markets was named by Fortune Magazine several years running, as one of the top 100 fastest growing private companies.  In 1995, Mr. DiFrancesco joined Apodaca-Johnston Investment Group as Managing Director and as a member of the Investment Committee.  In 1990, Mr. DiFrancesco joined Torrey Pines Securities, where he built and managed the trading desk.

R.H. Tibaut Bowman, Director

Mr. Bowman has been active in the practice of oil and gas law and in the oil and gas business for 38 years as an attorney and investor in San Antonio, Texas. He was a partner in the firm of Gresham, Davis, Gregory, Worthy, and Moore, until starting a private practice in 1993. He currently serves on the Board as a general counsel for two independent oil and gas exploration companies W.B. Osborn Oil & Gas and Osborn Heirs Company, both oil and gas exploration and operating companies based in San Antonio, Texas and conducting operations in various states.  He also serves on the Board of Kuper Sotheby's International Realty, a San Antonio, Texas based company. Mr. Bowman previously served on the Board and as general counsel for Fox Photo, a NYSE-listed company.  Mr. Bowman has extensive experience in mergers, acquisitions, and divestures in various areas including real estate, retail, wholesale businesses, and oil & gas, in both public and private sectors. Mr. Bowman is a graduate of the University of Texas (BBA- Finance '69, JD '72).  He has practiced law at R.H. Tibaut Bowman, P.C. from 1993 to date, and from 1978 to 1993, practiced law with Gresham, Davis, Gregory, Worthy and Moore in San Antonio

Dale F. Dorn, Director

Mr. Dorn brings more than 40 years of experience in the oil & gas industry. Most recently, he founded and serves as CEO of Dale F. Dorn Oil & Gas Minerals, a privately held company that acquires and trades minerals, which he has been with for aver 10 years.  Previous oil & gas experience includes 30 years in roles of increasing responsibility with the Forest Oil Corporation, rising from Landman to Vice President to Director and ultimately spending six years as the President of Flare, Inc., Forest’s frontier exploration subsidiary.  For two years, Mr. Dorn worked in Oil & Gas Investment Banking, under Jim Glanville, with Lehman Brothers.  He also founded Bradford Natural Gas Corp., a company that exported natural gas to Mexico.

Family Relationships

None.

Board Qualifications

The Board believes that each of our directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board. When evaluating candidates for election to the Board  seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Compensation Committee

The Board of Directors acts as the compensation committee.

Director Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.  We currently compensate non-management directors through the grant of 200,000 shares of common stock and the payment of a cash fee equal to $1,000 plus travel expenses for each board meeting attended, and $75,000 per year as compensation for serving on our board of directors.

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2010 for services to our company.
Name	Fees Earned or Paid in Cash	Issuance of Shares	Total
Dale F. Dorn	$-	$50,000	$50,000
RH Tibaut Bowman	$-	$50,000	$50,000
Manfred Birnbaum	-	$50,000	$50,000

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. During the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by (i) each individual who served as our principal executive officer or principal financial officer during the last fiscal year and (ii) our most highly compensated executive officer, other than those listed in clause (i) above, who were serving as executive officers at the end of the last fiscal year (together, the “Named Executive Officers”). No other executive officer had annual compensation in excess of $100,000 during the last fiscal year..

						Stock		All Other
Name and Principal		Salary		Bonus		Awards		Compensation	Total
Position	Year	($)		($)		($)		($)	($)

Stanley Weiner,	2010	$95,000	(1)	-		$50,000	(2)	-	$145,000
Chairman of the Board of Directors of the Company and Chief Executive Officer	2009	$121,450			-	-		-	$121,450

(1)	For the fiscal year ended the Company paid to Mr. Weiner $59,750 and accrued the remainder of his salary.
(2)	During 2010, the Company authorized issuance to Mr. Weiner 200,000 shares of common stock for his appointment to the Board.

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2010.
	Option Award					Stock Award
Name	Number of Securities Under-lying Unexer-cised Options (#) Exer-cisable	Number of Securities Underlying Unexercised Options (#) Unexer-cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Note Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stanley Weiner	-	-	-	-	-	-	-	-	-

Employment Agreements

None

Indemnification Agreements

We entered into indemnification agreements with each of our directors pursuant to which we have agreed to indemnify such party to the full extent permitted by law, subject to certain exceptions, if such party becomes subject to an action because such party is our director.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of April 15, 2011 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Stanley Weiner	7,354,003	16.78%
Paul Difrancesco	3,587,662	8.18%
Joseph O ’Neil	200,000	0.46%
Hon. Bill Carter	268,000	0.61%
Manfred Birnbaum	200,000	0.46%
R.H. Tibaut Bowman	225,000	0.51%
Dale F. Dorn	1,725,000	3.94%
All Directors and Officers as a Group (7 Persons)	13,559,665	30.93%
MKM opportunity Master Fund, Ltd.	3,146,250	7.18%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o STW Resources Holding Corp. 619 West Texas Avenue, Suite 126, Midland, Texas 79701.

(2)
Applicable percentage ownership is based on 43,836,849 shares of common stock outstanding as of  April 15, 2011, together with securities exercisable or convertible into shares of common stock within 60 days of April 15, 2011 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of April 15, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In connection with the Company’s issuance of the April 2008 Notes, Viewpoint Securities, LLC (“Viewpoint”), the Company’s financial and capital markets advisor and of which one of its Partners is a member of the Company’s Board of Directors, advanced the Company $100,000 (the “Viewpoint Note”) pursuant to the terms of the April 2008 Notes and subsequent April 2008 Notes extension.  The Viewpoint Note was repaid in June 2008, along with accrued interest totaling $1,315 and the issuance of 28,750 shares of the Company’s Common Stock (see Note 5).  In addition, in connection with the issuance of the April 2008 Notes, the Company incurred a placement fee to Viewpoint totaling $55,100.

In connection with the Company’s issuance of the April 2008 Notes, the Company’s then Chief Financial Officer advanced the Company $100,000 (the “CFO Note”) pursuant to the terms of the April 2008 Notes and subsequent April 2008 Notes extension.  The CFO Note was repaid in June 2008, along with accrued interest totaling $1,671 and the issuance of 28,750 shares of the Company’s Common Stock (see Note 5).

In connection with the Company’s capital raising activities, the Company had incurred, as of December 31, 2010, a total of $1.1 million in fees and expenses payable to Viewpoint and issued, pursuant to the terms of its arrangement with Viewpoint, 3,200,000 shares of Common Stock and 366,600 warrants to purchase one and one-half shares of the Company’s Common Stock on the same terms as the warrants issued in the $2.00 Unit Offering and 906,292 warrants to purchase shares of the Company’s Common Stock on the same terms as the warrants issued with the 2009 and 2010 12% Convertible Notes.  At December 31, 2010, the Company had a balance due Viewpoint of $139,227 recorded in accounts payable.

Director Independence

Five of our directors, Joseph O’Neill, Hon. Bill Carter, Manfred Birnbaum, RH Tibaut Bowman, Dale F. Dorn are independent directors, using the Nasdaq definition of independence.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed and unbilled for the fiscal years ended December 31, 2010 and December 31, 2009 for professional services rendered by our principal accountants for the audits of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were approximately $73,040 and  $44,208.

Audit-Related Fees

There were no aggregate fees billed for the fiscal year ended December 31, 2010 and 2009 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research.

Tax and Other Fees

The aggregate fees billed for the fiscal year ended December 31, 2010 and December 31, 2009 for professional services rendered by our principal accountants for tax related research and advice were $1,000 and $1,800

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
2.1	Agreement and Plan of Merger for proposed merger between Woozyfly, Inc., Merger Sub, and STW Resources, Inc. dated January 17, 2010. (3)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to the Articles of Incorporation (2)
3.3	Certificate of Amendment to the Articles of Incorporation – March 1, 2010 (5)
3.4	Articles of Merger between STW Acquisition, Inc. and STW Resources, Inc. (4)
3.5	Articles of Merger filed with the State of Nevada on March 3, 2010 (6)
4.1	Form of 12% Convertible Note dated August 31, 2010 (8)
4.2	Form of Warrant dated August 31, 2010 (8)
4.3	Form of Promissory Note dated August 31, 2010 (9)
4.4	Form of Warrant for December 2010 Financing (10)
4.5	Order Confirming the Second Amended Plan of Reorganization of Woozyfly, Inc. (4)
10.1	Form of Securities Purchase Agreement dated August 31, 2010. (6)
10.2	Form of Escrow Agreement by and between the Company, Viewpoint, and TD Bank, N.A. dated March 31, 2010 (8)
10.3	Joint Venture Agreement by and between the Company and Aqua Verde, LLC dated August 5, 2010 (8)
10.4	Form of Settlement Agreement, by and between STW Resources Holding Corp. and GE Ionics, Inc., dated August 31, 2010. (9)
10.5	Form of Subscription Agreement for December 2010 Financing (10)
16.1	Letter from Weaver & Martin LLC (7)
21.1	List of Subsidiaries
31	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the Securities and Exchange Commission on September 26, 2006.
(2)   Incorporated by reference to Registrant’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on September 4, 2008.
(3)   Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 26, 2010.
(4)   Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 19, 2010.
(5)   Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 2, 2010.
(6)    Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2010.
(7)    Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 5, 2010.
(8)   Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 16, 2010.
(9)   Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 22, 2010.
(10)  Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 10, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STW RESOURCES HOLDING CORP.

Date: April 15, 2011	By:	/s/ Stanley Weiner
Name: Stanley Weiner
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Stanley Weiner Stanley Weiner	Chief Executive Officer, President and Director (Principal Executive Officer, Principal Financial and Accounting Officer)	April 15,2011

/s/ Joseph O’Neill Joseph O’Neill	Director	April 15, 2011
/s/ Hon. Bill Carter Hon. Bill Carter	Director	April 15,2011
/s/ R.H. Tibaut Bowman R.H. Tibaut Bowman	Director	April 15,2011
/s/ Dale F. Dorn Dale F. Dorn	Director	April 15,2011
/s/ Paul DiFrancesco Paul DiFrancesco	Director	April 15,2011
/s/ Manny Birnbaum Manny Birnbaum	Director	April 15, 2011

STW RESOURCES HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
STW Resources Holding Corp.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of STW Resources Holding Corp. (the Company) (a Development Stage Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended and for the period from inception (January 28, 2008) to December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STW Resources Holding Corp. as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended and for the period from inception (January 28, 2008) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its business activities.  These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.
Houston, Texas
April 15, 2010

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Balance Sheets
	December 31,	December 31,
	2010	2009
Assets

Current assets
Cash and cash equivalents	$6,696	$11,621
Deferred financing costs	36,662	88,803
Deposits	25,425	425
Other current assets	24,872	11,631
Total current assets	93,655	112,480

Property and equipment, net of accumulated depreciation of $6,433 and $3,812	59,425	14,055,034

Total Assets	$153,080	$14,167,514

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$782,141	$10,092,547
Accrued expenses	16,342	42,464
Accrued interest	388,081	109,146
Notes payable - current, net of $95,840 and $135,843 of unamortized discount	3,519,110	1,335,772
Total current liabilities	4,705,674	11,579,929

Note payable - non-current	139,548	279,095

Shareholders' equity
Preferred stock, par value $.001 per share, Authorized 10,000,000 shares, Issued 0 at December 31, 2010 and 0 shares at December 31, 2009	-	-
Common stock, par value $.001 per share, Authorized 100,000,000 shares, Issued 43,836,849 shares at December 31, 2010, and 30,418,099 at December 31, 2009	43,836	30,418
Paid-in capital	11,448,270	9,048,954
Deficit accumulated during the development stage	(16,184,248)	(6,770,882)
Total shareholders' equity	(4,692,142)	2,308,490

Total Liabilities and Shareholders' Equity	$153,080	$14,167,514

The accompanying notes are an integral part of these consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Operations
	Year Ended December 31, 2010	Year Ended December 31, 2009	Inception (January 28, 2008) through December 31, 2010

Revenues	$-	$34,000	$34,000

Cost of Sales	-	35,355	35,355
	-	(1,355)	(1,355)

Expenses
General and administrative
Salaries and benefits	81,337	1,654,659	2,759,429
Professional fees	2,134,123	873,050	3,722,038
Stock-based compensation	312,500	600,300	1,146,293
Travel	20,022	76,103	345,523
Other	141,717	327,929	774,220
Total general and administrative	2,689,699	3,532,041	8,747,503
Operating loss	(2,689,699)	(3,533,396)	(8,748,858)

Other expense
Loss on disposition of asset	5,329,624	-	5,329,624
Interest, net	1,394,043	590,918	2,105,766
Total other expense	6,723,667	590,918	7,435,390

Loss before income taxes	(9,413,366)	(4,124,314)	(16,184,248)

Income taxes	-	-	-

Net loss	$(9,413,366)	$(4,124,314)	$(16,184,248)

Basic and Diluted Loss Per Share	$(0.27)	$(0.16)

Number of Common Shares used in Basic and Diluted Loss Per share	35,101,475	25,682,840

The accompanying notes are an integral part of these consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
	For the Twelve Months	For the Twelve Months	Inception (January 28, 2008)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(9,413,366)	$(4,124,314)	$(16,184,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,622	21,633	37,895
Write-off of project pilot costs	-	14,960	14,960
Amortization of debt issue costs	372,581	415,780	843,461
Fair value of common shares attached to notes payable	-	25,314	75,709
Notes payable issued for deferred compensation	-	1,123,851	1,123,851
Stock-based compensation	312,500	600,300	1,146,293
Fair value of equity issued for consulting services	1,617,188	402,151	2,019,339
Loss on disposition of equipment	5,329,624	11,524	5,341,148
Fair value of common shares issued as a donation	-	50,000	50,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(38,241)	29,931	(60,422)
Increase in accounts payable and accrued expenses	1,005,767	432,930	2,068,411
Net cash used in operating activities	(811,325)	(995,940)	(3,523,603)

Cash flows from investing activities
Acquisition of property and equipment	-	(67,887)	(4,986,876)
Sale of equipment	-	64,500	64,500
Net cash used in investing activities	-	(3,387)	(4,922,376)

Cash flows from financing activities
Issuance of notes payable	709,200	1,240,000	3,360,019
Repayment of notes payable	(101,700)	(94,268)	(1,308,808)
Debt issue costs	(84,600)	(245,479)	(385,179)
Equity issuances, net	283,500	93,056	6,786,643
Net cash provided by financing activities	806,400	993,309	8,452,675

Net increase (decrease) in cash and cash equivalents	(4,925)	(6,018)	6,696

Cash at beginning of period	11,621	17,639	-
Cash at end of period	$6,696	$11,621	$6,696

Supplemental cash flow information:
Cash paid for interest	$5,917	$8,323	$35,320

Non-cash investing and financing activities:
Non-cash capital expenditures	$0	$4,339,826	$0
Non-cash debt issuance related to disposition of equipment	$1,400,000	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity

					Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

January 28, 2008, equity offering	100	$-	8,100,000	$8,100	$(8,018)	$-	$81

April 1, 2008, issuance of common stock in connection with notes payable	-	-	275,000	275	11,963	-	12,238

April 9, 2008, equity offering	-	-	5,980,000	5,980	260,130	-	266,110

April 14, 2008, unit offering, net	-	-	4,167,500	4,168	6,139,726	-	6,143,894

June 1, 2008, issuance of common stock in connection with notes payable	-	-	41,325	41	11,116	-	11,157

September 29, 2008, issuance of common stock in connection with note payable	-	-	62,500	63	16,812	-	16,875

December 29, 2008, issuance of common stock in connection with note payable	-	-	37,500	38	10,087	-	10,125

Stock - based compensation	-	-	4,800,000	4,800	228,693	-	233,493

Net loss	-	-	-	-	-	(2,646,568)	(2,646,568)

Total Shareholders' Equity, December 31, 2008	100	$-	23,463,825	$23,464	$6,670,509	$(2,646,568)	$4,047,405

April 14, 2008, unit offering follow-on, net	-	-	570,500	572	92,484	-	93,056

Non- Cash Issuances

January 2, 2009, issuance of common stock in connection with note payable	-	-	12,500	12	3,363	-	3,375

January 6, 2009, issuance of common stock in connection with note payable	-	-	12,500	12	3,363	-	3,375

The accompanying notes are an integral part of these consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity

(Continued)

January 14, 2009, issuance of common stock in connection with note payable	-	-	50,000	50	13,450	-	13,500

January 30, 2009, issuance of common stock in connection with September 29, 2008 note payable	-	-	31,250	31	8,406	-	8,437

February 24, 2009, retirement of preferred shares	(100)	-	-	-	-	-	-

February 28, 2009, issuance of common stock in connection with September 29, 2008 note payable	-	-	31,250	31	8,406	-	8,437

March 24, 2009, issuance of common stock in connection with September 29, 2008 note payable	-	-	31,250	31	8,406	-	8,437

March 24, 2009, issuance of common stock in connection with amendment of September 29, 2008 note payable	-	-	200,000	200	53,800	-	54,000

Warrants issued in connection with the 2009 Convertible Note	-	-	-	-	295,572	-	295,572

Warrants issued for consulting services	-	-	-	-	180,651	-	180,651

Shares issued for consulting services	-	-	886,000	886	220,614	-	221,500

Stock -based compensation	-	-	1,950,000	1,950	598,350	-	600,300

Cancellation of restricted shares	-	-	(400,000)	(400)	400	-	-

Shares issued as donation	-	-	200,000	200	49,800		50,000

Shares issued to employees in connection withdeferred compensation note conversion	-	-	3,379,024	3,379	841,377	-	844,756

Net loss	-	-	-	-	-	(4,124,314)	(4,124,314)

Total Shareholders' Equity, December 31, 2009	-	$-	30,418,099	$30,418	$9,048,954	$(6,770,882)	$2,308,490

The accompanying notes are an integral part of these consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity

(Continued)

Warrants issued in connection with the 2010 Convertible Notes pre merger	-	-	-	-	10,067	-	10,067

Shares issued for professional services pre merger	-	-	1,361,905	1,362	339,115	-	340,477

STW Resources, Inc. common stock exchange	-	-	(31,780,004)	(31,779)	(9,398,133)	-	(9,429,912)

WoozyFly, Inc. common stock acquired in exchange	-	-	31,780,004	31,779	9,398,133	-	9,429,912

Shares issued in connection with merger	2,140,000	2,140	2,260,000	2,260	(4,400)	-	-
						-
Warrants issued in connection with the 2009 and 2010 Convertible Notes	-	-	-	-	189,483	-	189,483

December 2010 unit offering, net			1,300,000	1,300	282,200	-	283,500

Conversion of Preferred stock to common stock	(2,140,000)	(2,140)	2,140,000	2,140	-	-	-

Shares issued for professional services	-	-	5,106,845	5,107	1,271,604	-	1,276,711

Stock based compensation	-	-	1,250,000	1,250	311,250	-	312,500

Net loss	-	-	-	-	-	(9,413,366)	(9,413,366)

Total Shareholders' Equity, December 31, 2010	-	$-	43,836,849	$43,836	$11,448,270	$(16,184,248)	$(4,692,142)

The accompanying notes are an integral part of these consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Nature of Activities and Basis of Presentation

STW Resources Holding Corp., (“STW” or the “Company”) is a development stage corporation formed to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas.  STW has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana and the Appalachian Basin of Pennsylvania and West Virginia.  STW, in conjunction with energy producers, operators, various state agencies and legislators, is working to create an efficient and economical solution to this complex problem.  The Company is also evaluating the deployment of similar technology in the municipal wastewater industry.

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

On February 9, 2010, the Court entered an order confirming the Second Amended Plan of Reorganization (the “Plan”) pursuant to which the Plan and the Merger was approved.  The Plan was effective February 19, 2010 (the “Effective Date”). The principal provisions of the Plan are as follows:

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis.  The Company from Inception (January 28, 2008) through December 31, 2010, has not had any significant revenues.  The Company has no significant operating history as of December 31, 2010, has accumulated losses of $16.2 million and negative cash flow from operations of $3.5 million since inception. From Inception (January 28, 2008) through December 31, 2010, management has raised net equity and debt financing of $8.5 million to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  The accompanying consolidated financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation.  All such adjustments are of normal recurring nature.  Certain reclassifications have been made to prior periods presented to conform with current period presentation.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, STW Resources, Inc. Intercompany transactions and balances have been eliminated upon consolidation

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Stock Based Compensation

The Company accounts for stock-based compensation under the fair value recognition provisions of the Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 718 “Compensation-Stock Compensation.”

There were no grants of employee options during the period from January 28, 2008 (date of inception) through December 31, 2010.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the above dilutive securities were exercised. As the Company realized a net loss for the years ended December 31, 2010 and 2009, no potentially dilutive securities were included in the calculation of diluted earnings per share as their impact would have been anti-dilutive.

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

The Company recognized total depreciation expense of $2,622 and $21,633 during the years ended December 31, 2010 and 2009, respectively, related to computer equipment, vehicles and furniture and fixtures which carry useful lives ranging from three to five years.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 1, on August 31, 2010 the Company entered into a settlement agreement with GE Water to terminate the purchase order and related teaming agreements to construct a water reclamation unit.  As of December 31, 2010 the only balance recorded related to the water reclamation unit was the note payable to GE Water in the amount of $1,302,500, see Note 4.  As of December 31, 2009, balances recorded related to the water reclamation unit included $12.6 million of property and equipment, which included $1.2 million of interest expense capitalized during 2009, and $9.3 million of accounts payable which included $1.4 million of accrued interest expense.

3.	Joint Venture

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

The joint venture is named Water Reclamation Partners, LLC, and is owned 51% by the Company and 49% by AV, with the Company having exclusive control and management of the business of the joint venture. In addition, a steering committee was established for the purpose of managing and directing the joint pursuits of the joint venture, and is comprised of two representatives from the Company and two representatives of AV.  As of December 31, 2010, there have been no operations within the joint venture, and AV has not contributed the master services contracts to the joint venture, therefore the joint venture had no impact on the current consolidated financial statements.

4.	Notes Payable

The Company’s notes payable at December 31, 2010 and 2009, consisted of the following:

	December 31,	December 31,
Name	2010	2009

12% Convertible Notes:
Conversion of outstanding bridge notes	$727,903	$727,903
Cash issuances of 2009 Notes	740,000	740,000
Cash issuances of 2010 Notes	705,000	-
Total 12% Convertible Notes	2,172,903	1,467,903

GE Note	1,302,500	-
Deferred Compensation Notes	279,095	279,095

Other Financing	-	3,712

Unamortized debt discount	(95,840)	(135,843)

Total Notes Payable	3,658,658	1,614,867
Less: Current Portion	(3,519,110)	(1,335,772)
Total Long Term Notes Payable	$139,548	$279,095

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

Using the Black Scholes pricing model, with volatility of 100%,  a risk-free interest rate of 0.81% and a 0% dividend yield, the warrants were determined to have a fair value of $23,245, with such value recorded as a discount to the 2009 12% Convertible Notes and to additional paid-in capital.  This discount will be amortized using the effective interest rate method over the term of the indebtedness.

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

During the year ended December 31, 2010, $1,467,903 face value of these notes matured.  The Company received six month extensions for these notes.  During the year ended December 31, 2010 the Company granted an additional 706,451 warrants in consideration for extensions. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share.

Using the Black Scholes pricing model, with volatility of 100%,  a risk-free interest rate ranging from 0.81% to 1.37%, and a 0% dividend yield, the warrants were determined to have a fair value of $62,626, with such value recorded as a discount to the 2009 12% Convertible Notes and to additional paid-in capital.  This discount will be amortized using the effective interest rate method over the term of the indebtedness.

2010 12% Convertible Notes

In January 2010, the Company commenced an offering of its 12% Convertible Notes (the “2010 12% Convertible Notes”).  Each 2010 12% Convertible Note is convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.25 per share (the “Conversion Price”).   The 2010 12% Convertible Notes bear interest at 12% per annum and mature 12 months from the date of issuance.  For each 2010 12% Convertible Note purchased, each investor received a warrant  to purchase up to such number of shares of the Company’s common stock equal to one-half of the face amount of the 2010 12% Convertible Note divided by the Conversion Price.  The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share.  Through December  31, 2010, the Company had issued a total of $705,000 face value of its 12% Convertible Notes for cash.

In connection with the issuance of the 2010 12% Convertible Notes, the Company had issued 1,410,000 Warrants to acquire the Company’s common stock to investors and an additional 169,200 Warrants to acquire the Company’s common stock to the agent, all on the terms set forth above.  Using the Black Scholes pricing model, with volatility of 100%,  a risk-free interest rate ranging from 0.81% to 1.65%, and a 0% dividend yield, the warrants were determined to have a fair value of $140,942, with such value recorded as a discount to the 2010 12% Convertible Notes and to additional paid-in capital.  This discount will be amortized using the effective interest rate method over the term of the indebtedness.

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

On December 31, 2009, the Company entered into a new agreement (the “Deferred Compensation Note Agreement”) with holders of the Deferred Compensation Convertible Notes, who were also owed the accrued salaries of $327,713.  Pursuant to the terms of the Deferred Compensation Note Agreement and in settlement of the Deferred Compensation Liabilities, liabilities of $323,735 were forgiven, the Company converted liabilities of $844,746 to 3,379,024 shares of the Company’s common stock, using a conversion price of $0.25, which approximated the fair value of the Company’s common stock at that date, and $279,095 principal amount of 10% notes maturing in 36 months were issued (the “Deferred Compensation Notes”).  The forgiveness of the $323,735 was recorded as a reduction of salary expense.  Pursuant to the note agreements monthly installment payment were to begin on January 1, 2011.  As of April 15, 2011 the company was in arrears $48,842 for the monthly installment payments.

Other Financings

   On August 31, 2010, the Company entered into a Settlement Agreement pursuant to which GE Water permitted the Company to substitute for STW Resources as to all rights and obligations under the Purchase Order (including the Original Debt) and Teaming Agreement, and such that to fully discharge STW Resources’ financial obligations to GE Water under the Purchase Order, the Company shall pay GE Water $1,400,000 pursuant to the GE Note. The Note bears interest at a rate of the WSJ Prime Rate (as published daily in the Wall Street Journal) plus two percent (2%) per annum.  Under the terms of the GE Note, the Company has thirteen months to pay off the GE Note plus all accrued interest thereon.  In addition, upon the consummation of a debt or equity financing following the execution of the GE Note, the Company shall pay GE Water thirty percent (30%) of the gross proceeds of any equity investments in or loans to the Company or any affiliated entity until the GE Note is paid in full, including all accrued interest thereon. In December 2010 the Company made a principal payment in the amount of $97,500.  (See Note 1)

For the years ended December 31, 2010 and 2009, the total interest costs incurred were $1.4 million and $1.8 million, respectively.  There was no interest capitalized in 2010.  The 2009 balance includes $1.2 million in capitalized interest.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Capital Stock

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share.

Effective February 24, 2009, the company acquired, and retired, from its former Chairman and Chief Executive Officer, the 100 shares of Series A preferred stock then outstanding, in exchange for a commitment by the company to issue its former chairman and Chief Executive Officer a warrant to purchase 1.5 million shares of the Company’s common stock at $8.00 per share, with a five-year exercise period.

On February 21, 2010, pursuant to the Merger Agreement, the Company issued 2,140,000 shares of convertible preferred stock.  On December 17, 2010 the preferred stock was converted to Common shares.

Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001.

On April 14, 2008, the Company commenced a unit offering (the “$2.00 Unit Offering) whereby each unit consisted of one share of the Company’s common stock as follows: (i) 0.5 shares at an exercise price equal to $3.00 per share, (ii) 0.5 shares at an exercise price equal to $4.00 per share, and (iii) 0.5 shares at an exercise price equal to $8.00 per share.  Each warrant is exercisable for three years from the date of issuance.  In January 2009, the Company issued an additional 508,000 common shares for investment banking compensation and 62,500 units under its $2.00 Unit Offering, realizing gross proceeds of $125,000.  The Company incurred costs of $31,944 resulting in net proceeds of $93,056

On September 30, 2009, the Company issued 200,000 shares of common stock as a donation to a private foundation, which were valued at an aggregated $50,000 based upon the estimated fair market value of the Company’s common stock at that date.

On December 31, 2009, the Company issued 3,379,024 shares of common stock in connection with the Employee Deferred Compensation Convertible Notes ( See Note 4).

On February 12, 2010, pursuant to the terms of the Merger Agreement, STW merged with and into Acquisition Sub, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and STW becoming a wholly-owned subsidiary of the Company, the Company issued an aggregate of 31,780,004 (the “STW Acquisition Shares”) shares of $0.001 par value common stock to the shareholders of STW at the closing of the merger and all derivative securities of STW as of the Merger became derivative securities of Woozyfly, including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00, with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

Additionally, MKM, the DIP Lender, received 400,000 shares of common stock and 2,140,000 shares of convertible preferred stock, the holders of the Convertible Notes received 1,760,000 shares of common stock, and general unsecured claims received 100,000 shares of common stock.  An adjustment was made through additional paid in capital to reflect the issuance of these shares as the Merger was treated as a reverse merger and a capitalization transaction for accounting purposes.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2010, the company issued 6,468,750 shares of common stock which were valued at an aggregate of $1,617,188 based upon the estimated fair value of the Company’s common stock at that date of $0.25 per share, for consulting services rendered to the Company.

For the year ended December 31,2009, the Company issued 866,000 shares of common stock, which were valued at an aggregate of $221,500, based upon the estimated fair value of the Company’s common stock at that date, for consulting services rendered to the Company.

On December 8, 2010, the  Company entered into a subscription agreement with accredited investors pursuant to which the Company sold 1,300,000 units (each a “Unit” and collectively, the “Units”), each Unit consisting of one share of our common stock, par value $0.001 per share (the “Common Stock”) and a warrant to purchase one share of our Common Stock (each a “Warrant” and collectively, the “Warrants”) for total aggregate consideration of $325,000.  The Warrants shall be exercisable for a period of two years from the date of issuance at an initial exercise price of $0.50.  In connection with this offering, the Company incurred cash fees of $41,500 as well as 130,000 warrants exercisable for a period of two years from the date of issuance at an initial exercise price of $0.50.

Total Dilutive Securities

As of December 31, 2010, the Company had the following dilutive securities to acquire the Company’s Common Stock outstanding:

	Number of
	Underlying
Security	Common Shares	Exercise Price	Term

Warrants associated with the $2.00 Unit Offering	5,844,900	$3.00	2011 - 2012

Warrants issued for Professional Services	1,500,000	$4.00	2014

Warrants associated with the January 14, 2009 Bridge Note	480,000	$3.00	2014

Warrants associated with the acquisition of the Company's Preferred Shares oustanding	1,500,000	$8.00	2014

Warrants associated with the12% Convertible Notes	5,573,752	$3.00	2014-2015

Convertible common stock associatedwith 2009 12% notes	499,617	$0.25	2010-2011

Convertible common stock associatedwith 2010 12% notes	184,822	$0.25	2010-2011

Warrants associated with the 2010 Unit Offering	1,430,000	$0.50	2012

	17,013,091

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 5, 2010, the Company executed a term sheet with Kodiak Capital Group, LLC (“Kodiak”) for a $5 million perpetual non-binding cumulative 15% preferred stock investment.  The investment carries a cumulative preferred dividend accruing at 15% annually.  The capital will be drawn by the Company based on a mutually agreed upon working capital schedule.  The commitment term is for one year.  The Company is currently completing its Preferred Share Agreement with Kodiak, and no binding agreements have been entered into.

6.	Stock-Based Compensation

Since Inception (January 28, 2008), the Company issued 7.6 million shares of the Company’s Common Stock to directors, employees and certain consultants. As of December 31, 2010, 400,000 of these shares have been forfeited.  The following table sets forth the number of shares outstanding, the fair value at date of issue and the period over which the shares vest:

	Number of	Fair
	Shares	Value per	Vesting
Date	Issued	Share	Period

April 22, 2008	2,550,000	$0.0445	Immediate
April 22, 2008	350,000	$0.0445	six months
May 8, 2008	100,000	$0.0445	Immediate
May 19, 2008	1,300,000	$0.0445	Immediate
October 1, 2008	50,000	$0.27	Immediate
June 1, 2008	250,000	$0.27	(a)
February 10, 2009	800,000	$0.27	Immediate
May 31, 2009	200,000	$0.27	Immediate
June 1, 2009	150,000	$0.25	Immediate
June 15, 2009	600,000	$0.25	Immediate
March 31, 2010	450,000	$0.25	Immediate
December 10, 2010	800,000	$0.25	Immediate
Less: forfeitures	(400,000)
	7,200,000

(a) These shares vested upon the earlier of (i) the initial public offering of the Company's common shares, (ii) the involuntary termination of the employee after December 31, 2008 or (iii) upon consent of the Company's Board of Directors.

During the years ended December 31, 2010 and 2009, the Company recognized $312,500 and $600,300 in compensation cost associated with the issuance of these shares.  At December 31, 2010, the Company had no remaining compensation cost to be recognized related to the issuances set forth above.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Related Party Transactions

In connection with the Company’s capital raising activities, the Company had incurred, as of December 31, 2009, a total of $982,787 in fees and expenses payable to Viewpoint and issued, pursuant to the terms of its arrangement with Viewpoint, 1,200,000 shares of Common Stock and 366,600 warrants to purchase one and one-half shares of the Company’s Common Stock on the same terms as the warrants issued in the $2.00 Unit Offering and 352,296 warrants to purchase shares of the Company’s Common Stock on the same terms as the warrants issued with the 2009 12% Convertible Notes.

During the year ended December 31, 2010, the Company incurred $123,823 in fees and expenses payable to Viewpoint and issued, pursuant to the terms of its arrangement with Viewpoint, 2,000,000 shares of Common Stock and 169,200 warrants to purchase one and one-half shares of the Company’s Common Stock on the same terms as the warrants issued with the 2010 Convertible Notes, and 130,000 warrants to purchase shares of the Company’s common stock on the same terms as the warrants issued with the December 2010 Unit offering.

At December 31, 2010 and 2009, the Company had a balance due Viewpoint of $139,227 and $142,787 respectively, recorded in accounts payable.

8.	Income Taxes

The Company’s net loss before income taxes totaled $9,413,366 and $4,124,314 for the years ended December 31, 2010, and 2009, respectively.

The total provision for income taxes, which consist solely of U.S. Federal taxes, consist of the following:

	For the year ended	For the year ended
	December 31, 2010	December 31, 2009

Current Taxes	$-	$-

Deferred taxes	-	-

Total	$-	$-

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the tax on the Company’s loss for the year before income taxes and total tax expense is shown below:

	For the year ended	For the year ended
	December 31, 2010	December 31, 2009

Income tax benefit at U.S. statutory rate	$(3,294,680)	$(1,443,510)

Implied interest expense associated with outstanding debt instruments	-	60,762

50% limitation of meals and entertainment	991	1,647

Valuation allowance	3,293,689	1,381,101
	$-	$-

The components of net deferred tax assets and liabilities recognized are as follows:

	December 31, 2010	December 31, 2009

Deferred noncurrent tax asset:
Net operating loss carryforward	$5,579,035	$2,285,346
Gross deferred noncurrent tax asset	-	-
Book-tax differences in property basis	-	-
Valuation allowance	(5,579,035)	(2,285,346)
Deferred noncurrent tax asset	$-	$-

Deferred noncurrent tax liability:
Book-tax differences in property basis	$-	$-
Deferred noncurrent tax liability	$-	$-

Net noncurrent tax asset	$-	$-

The tax years from 2008 through 2010 remain open for examination.

9.	Subsequent Events

During February and March 2011, the Company received additional extensions on the $1,467,903 face value of the 2009 Convertible 12% Notes which matured during the fourth quarter 2010.  In addition, the Company received extensions on the $275,000 face value of the 2010 12% Convertible Notes which matured as of April 2011.  During February and March 2011 the Company granted an additional 682,701 warrants in consideration for these extensions. (see Note 4).