Form 10-Q
period 2011-03-31
STW RESOURCES HOLDING CORP.
filed 2011-05-17
CIK 1357838

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

STW RESOURCES HOLDING CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-51430	20-3678799
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

619 West Texas Ave, Suite 126 Midland Texas, 79701	(432-686-7777)
(Address of Principal Executive Offices)	(Registrant’s telephone number)

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

As of May 16 , 2011, there were 44,236,849 shares of the Company’s common stock, par value $0.001 per share issued and outstanding.

STW RESOURCES HOLDING CORP.
FORM 10-Q

-i-

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Balance Sheets
	March 31,	December 31,
	2011	2010
	( Unaudited)	( Audited)
Assets

Current assets
Cash and cash equivalents	$28,317	$6,696
Deferred financing costs	16,334	36,662
Deposits	25,425	25,425
Other current assets	13,623	24,872
Total current assets	83,699	93,655

Property and equipment, net of accumulated
depreciation of $7,089 and $6,433	58,770	59,425

Total Assets	$142,469	$153,080

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$897,780	$782,141
Accrued expenses	20,591	16,342
Accrued interest	481,249	388,081
Notes payable - current, net of $95,430 and $95,840 of
unamortized discount, respectively	3,734,068	3,519,110
Total current liabilities	5,133,688	4,705,674

Note payable - non-current	-	139,548

Shareholders' equity (deficit)
Preferred stock, par value $.001 per share,
Authorized 10,000,000 shares, Issued 0 shares at
March 31, 2011 and 0 shares at December 31, 2010	-	-
Common stock, par value $.001 per share, Authorized
100,000,000 shares, Issued 43,836,849 shares at
March 31, 2011, and 43,836,849 shares at December 31, 2010	43,836	43,836
Paid-in capital	11,529,547	11,448,270
Deficit accumulated during the development stage	(16,564,602)	(16,184,248)
Total shareholders' deficit	(4,991,219)	(4,692,142)

Total Liabilities and Shareholders' Defecit	$142,469	$153,080

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STW RESOURCES HOLDING CORP. (A Development Stage Company) Consolidated Statements of Operations (Unaudited)
			Inception
			(January 28, 2008)
			Through
	March 31, 2011	March 31, 2010	March 31, 2011	December 31, 2010

Revenues	$-	$-	$34,000	$34,000

Cost of Sales	-	-	35,355	35,355
	-	-	(1,355)	(1,355)

Expenses
General and administrative
Salaries and benefits	11,317	12,859	2,770,746	2,759,429
Professional fees	133,500	657,296	3,855,538	3,722,038
Stock-based compensation	-	112,500	1,146,293	1,146,293
Travel	1,582	3,372	347,105	345,523
Other	40,378	3,324	814,598	774,220
Total general and administrative	186,777	789,351	8,934,280	8,747,503
Operating loss	(186,777)	(789,351)	(8,935,635)	(8,748,858)

Other expense
Loss on disposition of asset	-	-	5,329,624	5,329,624
Interest, net	193,577	532,557	2,299,343	2,105,766
Total other expense	193,577	532,557	7,628,967	7,435,390

Loss before income taxes	(380,354)	(1,321,908)	(16,564,602)	(16,184,248)

Income taxes	-	-	-	-

Net loss	$(380,354)	$(1,321,908)	$(16,564,602)	$(16,184,248)

Basic and Diluted Loss Per Share	$(.01)	$(0.04)

Number of Common Shares used in Basic and Diluted Loss Per share	43,836,849	32,501,487

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STW RESOURCES HOLDING CORP. (A Development Stage Company) Consolidated Statements of Cash Flows (Unaudited)
			Inception
			(January 28, 2008)
			through
	March 31,	March 31,	March 31,
	2011	2010	2011

Cash flows from operating activities
Net (loss)	$(380,354)	$(1,321,908)	(16,564,602)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	655	655	38,550
Write-off of project pilot costs	-	-	14,960
Amortization of debt issue costs	102,015	116,553	945,476
Fair value of common shares attached to notes payable	-	-	75,709
Notes payable issued for deferred compensation	-	-	1,123,851
Stock-based compensation	-	112,500	1,146,293
Fair value of equity issued for consulting services	-	560,416	2,019,339
Loss on disposition of equipment	-	-	5,341,148
Fair value of common shares issued as a donation	-	-	50,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other		-
current assets	11,249	(1,266)	(49,173)
Increase in accounts payable and accrued expenses	213,056	336,727	2,281,467
Net cash used in operating activities	(53,379)	(196,323)	(3,576,982)

Cash flows from investing activities
Acquisition of property and equipment	-	-	(4,986,876)
Sale of equipment	-	-	64,500
Net cash used in investing activities	-	-	(4,922,376)

Cash flows from financing activities
Issuance of notes payable	75,000	225,000	3,435,019
Repayment of notes payable	-	-	(1,308,808)
Debt issue costs	-	(27,000)	(385,179)
Equity issuances, net	-	-	6,786,643
Net cash provided by financing activities	75,000	198,000	8,527,675

Net increase (decrease) in cash and cash equivalents	21,621	1,677	28,317

Cash at beginning of period	6,696	11,621	-
Cash at end of period	$28,317	$13,298	$28,317

Supplemental cash flow information:
Cash paid for interest	$-	$-	$35,320

Non-cash investing and financing activities:
Non-cash capital expenditures	$-	$-	13,534,242

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

Effective January 17, 2010, the Company, through a Shareholder Consent of a majority of its shareholders, entered into an Agreement and Plan of Merger (“Merger Agreement”) with WoozyFly, Inc. ("WoozyFly"), a corporation incorporated under the laws of Nevada and its common shares were quoted on the Over-the-Counter Bulletin Board under the symbol "WZYFQ", whereby a subsidiary of WoozyFly would merge with and into the Company, with the Company continuing as the surviving corporation.  WoozyFly, Inc. filed for Chapter 11 bankruptcy protection and the bankruptcy court approved a plan pursuant to which WoozyFly, through a subsidiary, acquired STW Resources, Inc. ("STW Resources") in a one for one exchange of 31,780,004 shares of common stock and securities of WoozyFly for all of the issued and outstanding voting capital stock of the Company, which allowed WoozyFly to exit bankruptcy.

On February 9, 2010, the Court entered an order confirming the Second Amended Plan of Reorganization (the “Plan”) pursuant to which the Plan and the Merger was approved.  The Plan was effective February 19, 2010 (the “Effective Date”). The principal provisions of the Plan were as follows:

•	MKM, the DIP Lender, received 400,000 shares of common stock and 2,140,000 shares of preferred stock;
•	the holders of the Convertible Notes received 1,760,000 shares of common stock;
•	general unsecured claims received 100,000 shares of common stock; and
•	the Company’s equity interest was extinguished and cancelled.

On February 12, 2010, pursuant to the terms of the Merger Agreement, STW Resources merged with and into an acquisition subsidiary, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and STW Resources becoming a wholly-owned subsidiary of the Company, the Company issued an aggregate of 31,780,004 (the “STW Acquisition Shares”) shares of common stock to the shareholders of STW Resources at the closing of the merger and all derivative securities of STW Resources as of the Merger became derivative securities of the Company including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

The par value of the exchanged shares changed from .00001 to .001.  All share amounts presented throughout this document reflect this change in par value.

Considering that, following the merger, the shareholders of STW Resources control the majority of our outstanding voting common stock of the Company and effectively succeeded our otherwise minimal operations to those that are theirs, the Company is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of the Company’s securities for our net monetary assets, which are deminimus, accompanied by a recapitalization. Accordingly, the Company has not recognized any goodwill or other intangible assets in connection with this reverse merger transaction.

Effective March 1, 2010, Woozyfly, Inc. changed its name to STW Global, Inc. in accordance with the Bankruptcy proceeding.   On March 3, 2010, the Company changed its name to STW Resources Holding Corp.  The name change was accomplished by merging a wholly owned subsidiary of the Company into the Company resulting in the Company being the surviving Company and changing the name of the Company.

STW Resources Holding Corp. is the surviving and continuing entity and the historical financials following the reverse merger transaction are those of STW Resources.   We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of STW pursuant to the terms of the Merger Agreement.  As a result of such acquisition, our operations are now focused on the provision of customized water reclamation services.  Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis related to substantial doubt about the Company's ability to continue.  The Company from Inception (January 28, 2008) through March 31, 2011, has not had any significant revenues.  The Company has no significant operating history as of March 31, 2011, has accumulated losses of $16.6 million and negative cash flow from operations of $3.6 million since inception. From Inception (January 28, 2008) through March 31, 2011, management has raised equity and debt financing of $10.2 million to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, STW Resources, Inc. Intercompany transactions and balances have been eliminated upon consolidation.

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

There were no grants of employee stock options during the period from January 28, 2008 (date of inception) through March 31, 2011.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the above dilutive securities were exercised. As the Company realized a net loss for the quarters ended March 31, 2011 and 2010, no potentially dilutive securities were included in the calculation of diluted earnings per share as their impact would have been anti-dilutive.

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

At inception (January 28, 2008), the Company implemented the accounting guidance for uncertainty in income taxes using the provisions of ASC Topic 740, which is intended to clarify the accounting for income taxes prescribing a minimum recognition threshold for a tax provision before being recognized in the consolidated financial statements. This guidance also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result, the Company has concluded that it does not have any unrecognized tax benefits or any additional tax liabilities after applying this guidance.  The adoption of this guidance therefore had no impact on the Company’s consolidated financial statements.

2.	Property and Equipment

For the three months ended March 31, 2011 and 2010, the Company recognized total depreciation expense of $655 related to computer equipment, vehicles and furniture and fixtures which carry useful lives ranging from three to five years.

As discussed in Note 1, on August 31, 2010 the Company entered into a settlement agreement with GE Water to terminate the purchase order and related teaming agreements to construct a water reclamation unit.  As of March 31, 2011 and December 31, 2010, the only balance recorded related to the water reclamation unit was the note payable to GE Water in the amount of $1,302,500, see Note 4.

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

The joint venture is named Water Reclamation Partners, LLC, and is owned 51% by the Company and 49% by AV, with the Company having exclusive control and management of the business of the joint venture. In addition, a steering committee was established for the purpose of managing and directing the joint pursuits of the joint venture, and is comprised of two representatives from the Company and two representatives of AV.  As of March 31, 2011, there have been no operations within the joint venture, and AV has not contributed the master services contracts to the joint venture, therefore the joint venture had no impact on the current consolidated financial statements.

4.	Notes Payable

The Company’s notes payable at March 31, 2011 and December 31, 2010, consisted of the following:

	March 31,	December 31,
Name	2011	2010

12% Convertible Notes:
Conversion of outstanding bridge notes	727,903	727,903
Cash issuances of 2009 Notes	740,000	740,000
Cash issuances of 2010 Notes	705,000	705,000
Total 12% Convertible Notes	2,172,903	2,172,903

GE Note	1,302,500	1,302,500
Deferred Compensation Notes	279,095	279,095

Other Financing	75,000	-

Unamortized debt discount	(95,430)	(95,840)

Total Notes Payable	3,734,068	3,658,658
Less: Current Portion	(3,734,068)	(3,519,110)
Total Long Term Notes Payable	$-	$139,548

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

During the year ended December 31, 2010, $1,467,903 face value of these notes matured.   The Company received six month extensions for these notes. During the year ended December 31, 2010 the Company granted an additional 706,451 warrants in consideration for extensions. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share. During the three months ended March 31, 2011, the Company granted an additional 682,701 warrants in consideration for additional three and six month extensions on these notes.

Using the Black Scholes pricing model, with volatility of 0% to 209%,  a risk-free interest rate ranging from 0.81% to 1.37%, and a 0% dividend yield, the warrants were determined to have a fair value of $62,626 for the warrants issued during 2010 and $103,089, for the warrants issued as of March 31, 2011, with such value recorded as a discount to the 2009 12% Convertible Notes and to additional paid-in capital.  This discount will be amortized using the effective interest rate method over the term of the indebtedness.

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

On December 31, 2009, the Company entered into a new agreement (the “Deferred Compensation Note Agreement”) with holders of the Deferred Compensation Convertible Notes, who were also owed the accrued salaries of $327,713.  Pursuant to the terms of the Deferred Compensation Note Agreement and in settlement of the Deferred Compensation Liabilities, liabilities of $323,735 were forgiven, the Company converted liabilities of $844,746 to 3,379,024 shares of the Company’s common stock, using a conversion price of $0.25, which approximated the fair value of the Company’s common stock at that date, and $279,095 principal amount of 10% notes maturing in 36 months were issued (the “Deferred Compensation Notes”).  The forgiveness of the $323,735 was recorded as a reduction of salary expense.  Pursuant to the note agreements, monthly installment payments were to begin on January 1, 2011.  As of March 31, 2011 the Company was in arrears $48,843 for the monthly installment payments.

GE Financing

On August 31, 2010, the Company entered into a Settlement Agreement pursuant to which GE Water permitted the Company to substitute for STW Resources as to all rights and obligations under the Purchase Order (including the Original Debt) and Teaming Agreement, and such that to fully discharge STW Resources’ financial obligations to GE Water under the Purchase Order, the Company shall pay GE Water $1,400,000 pursuant to the GE Note. The Note bears interest at a rate of the WSJ Prime Rate (as published daily in the Wall Street Journal) plus two percent (2%) per annum.  Under the terms of the GE Note, the Company has thirteen months to pay off the GE Note plus all accrued interest thereon.  In addition, upon the consummation of certain debt or equity financings following the execution of the GE Note, the Company shall pay GE Water thirty percent (30%) of the gross proceeds of any equity investments in or loans to the Company or any affiliated entity until the GE Note is paid in full, including all accrued interest thereon. In December 2010 the Company made a principal payment in the amount of $97,500.  (See Note 1)

Other Financings

On March 17th, 2011, the Company entered into a note payable with an unaccredited investor for issuance of a 10% promissory note, in the principle amount of $75,000.  The notes mature in 90 days with interest due at maturity.  Interest accrues at 10% per annum.

For the three months ended March 31, 2011 the total interest costs incurred were $16,861.  There was no interest capitalized in 2011 or 2010.

5.	Related Party Transactions

Viewpoint is an advisor to the Company that provides investment banking and related services to the Company.  In connection with the Company’s capital raising activities, the Company had incurred, as of March 31, 2010, a total of $1,020,287 in fees and expenses payable to Viewpoint and issued, pursuant to the terms of its arrangement with Viewpoint, 2,200,000 shares of Common Stock and 366,600 warrants to purchase one and one-half shares of the Company’s Common Stock on the same terms as the warrants issued in the $2.00 Unit Offering and 406,296 warrants to purchase shares of the Company’s Common Stock on the same terms as the warrants issued with the 2009 and 2010 12% Convertible Notes.

During the three months ended March 31, 2011, the Company incurred $22,500 in fees and expenses payable to Viewpoint, pursuant to the terms of its arrangement with Viewpoint.

At March 31, 2011 and December 31, 2010, the Company had a balance due to Viewpoint of $161,727 and $139,227 respectively, recorded in accounts payable.

6.	Subsequent Events

On April 17, 2011 the Company entered into a binding letter of intent (the “LOI”) to purchase a group of three privately held limited liability companies (the “Transaction”).   The Transaction currently contemplates that the acquisition will be comprised of two different parts: (a) an asset purchase of JNC Energy Systems, LLC, a Texas limited liability company (“JNC”) and (b) a purchase of membership interests of Green Line Power LLC, a Texas limited liability company (“GLP”) and TexRep7, LLC, a Delaware limited liability company, d/b/a/ Saturn Power (“REP” and together with JNC and GLP, the “Power Co”).  In connection with the acquisition of JNC, the Company has agreed to pay, at closing of the Transaction, JNC’s outstanding loan with West Texas State Bank.

The purchase price to be paid by the Company for Power Co will be paid as follows: $450,000 in cash, 3,000,000 shares of the Company’s common stock, and a note in the aggregate principal amount of $90,000, payable 13 months from the date of issuance, accruing simple interest at 12 month LIBOR at closing plus 2%, and payable at maturity.

The Transaction is subject to the execution of definitive agreements and will be contingent on a number of customary closing conditions, including the Company’s securing adequate financing of at least $1.3 million, completion of satisfactory due diligence and financial audits, and securing various required consents and approvals.

GLP and REP have contracts with ERCOT (grid operator & manages the deregulated industry) and ONCOR (regulated electric distribution and transmission), respectively. The acquisition of JNC includes all generation assets and know-how related to the manufacture of its generator units and their installation / interconnection with the grid as well as contracts with producers to provide fuel and space for the JNC generators at the producer's wellheads or the location necessary to perform operations.

On May 16th, 2011, the Company issued 400,000 shares of common stock to a consultant for services to be rendered through the 2nd Quarter 2011.

On May 5, 2010, the Company executed a term sheet with Kodiak Capital Group, LLC (“Kodiak”) for a $5 million perpetual non-binding cumulative 15% preferred stock investment.  The investment carries a cumulative preferred dividend accruing at 15% annually.  The term sheet expired on May 5, 2011, the Company does not anticipate renewing this term sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with STW Resources Holding Corp. and its subsidiaries ("we", "us", "our", or the “Company”) consolidated audited financial statements and the notes thereto contained elsewhere in this report.    Information in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K that does not consist of historical facts, are "forward-looking statements."  Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance.  The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section included herein,  the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  The Company disclaims any obligation to update the forward-looking statements in this report.

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

The Company’s operations are located at 619 W. Texas Ave Ste 126, Midland, TX 79701.

On January 17, 2010, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with STW Acquisition, Inc. (“Acquisition Sub”), a wholly owned subsidiary of the Company, STW Resources, Inc. ("STW Resources") and certain shareholders of STW Resources controlling a majority of the issued and outstanding shares of STW Resources.  Pursuant to the Merger Agreement, STW Resources was merged into the Acquisition Sub resulting in an exchange of all of the issued and outstanding shares of STW Resources for shares of the Company on a one for one basis. At such time, STW Resources became a wholly owned subsidiary of the Company.

On February 9, 2010, the Court entered an order confirming the Second Amended Plan of Reorganization (the “Plan”) pursuant to which the Plan and the Merger was approved.   The Plan was effective February 19, 2010 (the “Effective Date”). The principal provisions of the Plan were as follows:

•	MKM, the DIP Lender, received 400,000 shares of common stock and 2,140,000 shares of preferred stock;
•	the holders of the Convertible Notes received 1,760,000 shares of common stock;
•	general unsecured claims received 100,000 shares of common stock; and
•	the Company’s equity interest was extinguished and cancelled.

On February 12, 2010, pursuant to the terms of the Merger Agreement, STW Resources merged with and into Acquisition Sub, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and STW Resources becoming a wholly-owned subsidiary of the Company, the Company issued an aggregate of 31,780,004 (the “STW Acquisition Shares”) shares of common stock to the shareholders of STW Resources at the closing of the merger.  All derivative securities of STW Resources as of the Merger became derivative securities of the Company including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

Considering that, following the merger, the shareholders of STW Resources control the majority of our outstanding voting common stock and we effectively succeeded our otherwise minimal operations to those that are theirs.  STW Resources is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of STW Resources securities for our net monetary assets, which are deminimus, accompanied by a recapitalization. Accordingly, we have not recognized any goodwill or other intangible assets in connection with this reverse merger transaction. STW Resources is the surviving and continuing entities and the historical financials following the reverse merger transaction will be those of STW Resources.  We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of STW Resources pursuant to the terms of the Merger Agreement.  As a result of such acquisition, our operations are now focused on the provision of customized water reclamation services.  Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations.

Recent Developments

On April 17, 2011, the Company entered into a binding letter of intent (the “LOI”) to purchase a group of three privately held limited liability companies (the “Transaction”) owned by Clayton Fowler (“Fowler”), Lee Maddox (“Maddox”) and James R. Phillips (“Phillips” and collectively with Fowler and Maddox, the “Member Owners”).  The Transaction currently contemplates that the acquisition will be comprised of two different parts: (a) an asset purchase of JNC Energy Systems, LLC, a Texas limited liability company (“JNC”) and (b) a purchase of membership interests of Green Line Power LLC, a Texas limited liability company (“GLP”) and TexRep7, LLC, a Delaware limited liability company , d/b/a/ Saturn Power (“REP” and together with JNC and GLP, the “Power Co”).  In connection with the acquisition of JNC, the Company has agreed to pay, at closing of the Transaction, JNC’s outstanding loan with West Texas State Bank.

The purchase price to be paid by the Company for Power Co will be paid as follows: $450,000 in cash, 3,000,000 shares of the Company’s common stock, and a note in the aggregate principal amount of $90,000, payable 13 months from the date of issuance, accruing simple interest at 12 month LIBOR at closing plus 2%, and  payable at maturity.

At closing of the Transaction, Power Co's Member Owners will have the ability to nominate two (2) additional members to the Company’s Board of Directors, subject to approval by the Company’s board of directors.  Furthermore, upon closing of the Transaction, Clayton Fowler and Lee Maddox will join the Company’s management team.

The Transaction is subject to the execution of definitive agreements and will be contingent on a number of customary closing conditions, including the Company’s securing adequate financing of at least $1.3 million, completion of satisfactory due diligence and financial audits, and securing various required consents and approvals. Both the Company’s board of directors and Power Co’s members have approved the transaction and the Company and Power Co have begun the due diligence process and to draft and negotiate the definitive agreements.  The parties intend to use commercially reasonable efforts to close the transaction in the second quarter of 2011 however there can be no assurance that definitive agreement with respect to the proposed acquisition will be reached on such terms, or at all.

GLP and REP have contracts with ERCOT (grid operator & manages the deregulated industry) and ONCOR (regulated electric distribution and transmission), respectively. The acquisition of JNC includes all generation assets and know-how related to the manufacture of its generator units and their installation / interconnection with the grid as well as contracts with producers to provide fuel and space for the JNC generators at the producer's wellheads or the location necessary to perform operations.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue

The Company did not generate revenue for the three months ended March 31, 2011 and 2010.

Expenses

Our expenses for the three months ended March 31, 2011 were $380,354, and consisted of payroll and payroll taxes ($11,317), legal and professional fees ($133,500), interest expense ($193,577), and ($41,960)  in other administrative expenses including travel to the prospective sites. Our expenses for the three months ended March 31, 2010 were $1,321,908, and consisted of payroll and payroll taxes ($12,859), legal and professional fees ($657,296), stock based compensation ($112,500), interest expense ($532,557), and ($6,696)  in other administrative expenses including travel to the prospective sites.  The reason for the decrease in comparing the three months ended March 31, 2011 to the corresponding period for 2010 was mainly due to the decrease in interest expense on the GE evaporator as a result of the settlement, and a decrease in professional fees which occurred last year in part as a result of  the Company becoming public.

Net loss

Net loss for the three months ended March 31, 2011 and 2010 was $380,354 and $1,321,908, respectively. The reason for the decrease  in the three months ended March 31, 2011 to the corresponding period for 2010 was mainly due to the decrease in interest expense on the GE evaporator as a result of the settlement, and a decrease in professional fees which occurred last year in part as a result of  the Company becoming public.

Liquidity and Capital Resources

As of March 31, 2011, we had current assets of $83,699 including cash of $28,317, and current liabilities of $5,133,688.  As of December 31, 2010, we had current assets of $93,655 including cash of $6,696, and current liabilities of $4,705,674.

Operating Activities

Our operating activities from continuing operations resulted in a net cash used by operations of $53,379 for the three months ended March 31, 2011 compared to net cash used by operations of $196,323 for the three months ended March 31, 2010.   The net cash used by operations for the three months ended March 31, 2011 reflects a net loss of $380,354 offset by depreciation of $655, amortization of debt issue costs of $102,015,  accounts payable and other accrued expenses of $213,056 and other minor factors.    The net cash used by operations for the three months ended March 31, 2010 reflects a net loss of $1,321,908 offset by depreciation of $655, amortization of debt issue costs of $116,553, stock based compensation of $112,500 the fair value of equity issued for services of $560,416,  accounts payable and other accrued expenses of $336,727 and other minor factors.

Investing Activities

Our investing activities were $0 for the three months ended  March 31, 2011 and March 31, 2010.

Financing Activities

Our financing activities resulted in a cash inflow of $75,000 for the three months ended March 31, 2011 and $198,000 for the three months ended March 31, 2010, which represents issuances of notes payable.

Going Concern

The Company from Inception (January 28, 2008) through March 31, 2011, has not had any significant revenues.  The Company has no significant operating history as of March 31, 2011, has accumulated losses of $16.6 million and negative cash flow from operations of $3.6 million since inception. From Inception (January 28, 2008) through March 31, 2011, management has raised net equity and debt financing of $10.2 million to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

Stock Based Compensation

Since Inception (January 28, 2008), the Company issued 7.6 million shares of the Company’s Common Stock to directors, employees and certain consultants.  As of March 31, 2011, 400,000 of these shares have been forfeited.   During the period from Inception (January 28, 2008) through March 31, 2011, the Company recognized $1,146,293 in compensation cost associated with the issuance of these shares.  For the three months ended March 31, 2011 and 2010 the Company recognized compensation expense of $0 and $112,500 respectively.  At March 31, 2011, the Company had no remaining compensation cost to be recognized related to these issuances.

Warrants

As of March 31, 2011, the Company had 17,281,353 warrants outstanding to acquire the Company’s Common Stock.  As of  March 31, 2010 the Company had 13,521,733 warrants outstanding to acquire the Company’s Common Stock.

Presently, due to the lack of revenue we are not able to meet our operating and capital expenses. The success of our ability to continue as a going concern is dependent upon successful permitting of our sites, obtaining customers for water reclamation services, and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue through the third quarter of 2011.

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

We can give no assurance that we will be successful in implementing any phase of the proposed business plan, or that we will be able to continue as a going concern.

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

Contractual Obligations and Commitments

The following table is a summary of contractual cash obligations for the periods indicated that existed as of March 31, 2011, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q:

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
12% Convertible Notes	$2,077,473	$2,077,473	$-	$-	$-
GE Note	1,302,500	1,302,500	-	-	-
Deferred Compensation Note	279,095	279,095	-	-	-
Other Financing	75,000	75,000	-	-	-
Total obligations	$3,734,068	$3,734,068	$-	$-	$-

Critical Accounting Policies and Estimates

The following accounting principles and practices of STW are set forth to facilitate the understanding of data presented in the consolidated financial statements:

Nature of Operations

The Company is a development stage  corporation formed to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas.  The Company has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana, and the Appalachian Basin of Pennsylvania and West Virginia.  The Company, in conjunction with energy producers, operators, various state agencies and legislators, are working to create an efficient and economical solution to this complex problem.  STW is also evaluating the deployment of similar technology in the municipal wastewater industry, the Acid Mine Drainage polluted water problems in the northeastern United States, and brackish aquifer reclamation for reuse.

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

There were no grants of employee options during the period from January 28, 2008 (date of inception) through March 31, 2011.  There were no unvested options outstanding as of the date of the Company’s adoption of ASC Topic 718.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the above dilutive securities were exercised. As the Company realized a net loss for the three months ended March 31, 2011 and 2010, no potentially dilutive securities were included in the calculation of diluted earnings per share as their impact would have been anti-dilutive.

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

Income Taxes

The Company follows ASC Topic 740, “Income Taxes” for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.  Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse

At inception (January 28, 2008), the Company implemented the accounting guidance for uncertainty in income taxes using the provisions of ASC Topic 740,which is intended to clarify the accounting for income taxes prescribing a minimum recognition threshold for a tax provision before being recognized in the consolidated financial statements. This guidance also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result, the Company has concluded that it does not have any unrecognized tax benefits or any additional tax liabilities after applying this guidance.  The adoption of this guidance therefore had no impact on the Company’s consolidated financial statements.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

       None.

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

STW RESOURCES HOLDING CORP
(Registrant)

Date: May 17, 2011	By:	/s/ Stanley T. Weiner
Stanley T. Weiner
President and Chief Executive Officer (Principal Executive and Financial Officer)