Form 10-Q
period 2011-06-30
STW RESOURCES HOLDING CORP.
filed 2011-09-23
CIK 1357838

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒           No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)     Yes  ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in section 12b-2 of the Exchange Act)
Yes ☐    No ☒

As of September 22, 2011, there were 44,636,849 shares of the Company’s common stock, par value $0.001 per share issued and outstanding.

STW RESOURCES HOLDING CORP.
FORM 10-Q

-i-

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Balance Sheets
	June 30,	December 31,
	2011	2010
	( Unaudited)	( Audited)
Assets

Current assets
Cash and cash equivalents	$4,889	$6,696
Deferred financing costs	4,196	36,662
Deposits	425	25,425
Other current assets	14,035	24,872
Total current assets	23,545	93,655

Property and equipment, net of accumulated depreciation of $7,548 and $6,433	58,310	59,425

Total Assets	$81,855	$153,080

Liabilities and Shareholders' Equity (Deficit)

Current liabilities
Accounts payable	$966,923	$782,141
Accrued expenses	18,341	16,342
Accrued interest	588,073	388,081
Notes payable - current, net of $50,252 and $95,840 of unamortized discount, respectively	3,824,846	3,519,110
Total current liabilities	5,398,183	4,705,674

Note payable - non-current	-	139,548

Shareholders' equity (deficit)
Preferred stock, par value $.001 per share, Authorized 10,000,000 shares, Issued 0 at June 30, 2011 and 0 shares at December 31, 2010	-	-
Common stock, par value $.001 per share, Authorized 100,000,000 shares, Issued 44,236,849 shares at June 30, 2011, and 43,836,849 at December 31, 2010	44,241	43,836
Paid-in capital	11,617,309	11,448,270
Deficit accumulated during the development stage	(16,977,878)	(16,184,248)
Total shareholders' deficit	(5,316,328)	(4,692,142)

Total Liabilities and Shareholders' Deficit	$81,855	$153,080

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Operations
( Unaudited)
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,	Inception (January 28, 2008) through June 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$34,000

Cost of Sales	-	-	-	-	35,355
	-	-	-	-	(1,355)

Expenses
General and administrative
Salaries and benefits	-	22,599	11,317	35,458	2,770,746
Professional fees	169,809	255,898	303,309	913,193	4,025,347
Stock-based compensation	-	-	-	112,500	1,146,293
Travel	-	5,238	1,582	8,610	347,105
Other	45,204	36,326	85,582	39,650	859,802
Total general and administrative	215,013	320,061	401,790	1,109,411	9,149,293
Operating loss	(215,013)	(320,061)	(401,790)	(1,109,411)	(9,150,648)

Other expense
Loss on disposition of asset	-	-	-	-	5,329,624
Interest, net	198,263	526,722	391,840	1,059,278	2,497,606
Total other expense	198,263	526,722	391,840	1,059,278	7,827,230

Loss before income taxes	(413,276)	(846,783)	(793,630)	(2,168,689)	(16,977,878)

Income taxes	-	-	-	-	-

Net loss	$(413,276)	$(846,783)	$(793,630)	$(2,168,689)	$(16,977,878)

Basic and Diluted Loss Per Share	$(0.01)	$(0.02)	$(0.02)	$(0.06)

Number of Common Shares used in Basic and Diluted Loss Per share	44,067,960	34,219,154	43,952,405	34,219,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended	For the Six Months Ended	Inception (January 28, 2008) through
	June 30,	June 30,	June 30,
	2011	2010	2011

Cash flows from operating activities
Net (loss)	$(793,630)	$(2,168,689)	$(16,977,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,115	1,310	39,010
Write-off of project pilot costs	-	-	14,960
Amortization of debt issue costs	195,498	219,377	1,038,959
Fair value of common shares attached to notes payable	-	-	75,709
Notes payable issued for deferred compensation	-	-	1,123,851
Stock-based compensation	-	112,500	1,146,293
Fair value of equity issued for consulting services	52,000	641,665	2,071,339
Loss on disposition of equipment	-	-	5,341,148
Fair value of common shares issued as a donation	-	-	50,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	35,837	(34,514)	(24,585)
Increase in accounts payable and accrued expenses	386,773	884,737	2,455,184
Net cash used in operating activities	(122,407)	(343,614)	(3,646,010)

Cash flows from investing activities
Acquisition of property and equipment	-	-	(4,986,876)
Sale of equipment	-	-	64,500
Net cash used in investing activities	-	-	(4,922,376)

Cash flows from financing activities
Issuance of notes payable	120,600	379,200	3,480,619
Repayment of notes payable	-	-	(1,308,808)
Debt issue costs	-	(45,000)	(385,179)
Equity issuances, net	-	-	6,786,643
Net cash provided by financing activities	120,600	334,200	8,573,275

Net increase (decrease) in cash and cash equivalents	(1,807)	(9,414)	4,889

Cash at beginning of period	6,696	11,621	-
Cash at end of period	$4,889	$2,207	$4,889

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

The Company’s operations are located in the United States of America and the principal executive offices are located at 619 W. Texas Ave, Ste 126, Midland, TX 79701.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis related to substantial doubt about the Company's ability to continue.  The Company from Inception (January 28, 2008) through June 30, 2011, has not had any significant revenues.  The Company has no significant operating history as of June 30, 2011, has accumulated losses of $16.9 million and negative cash flow from operations of $3.6 million since inception. From Inception (January 28, 2008) through June 30, 2011, management has raised net equity and debt financing of $10.3 million to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

There were no grants of employee stock options during the period from January 28, 2008 (date of inception) through June 30, 2011.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the above dilutive securities were exercised. As the Company realized a net loss for the three and six months periods ended June 30, 2011 and 2010, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

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

For the six months ended June 30, 2011 and 2010, the Company recognized total depreciation expense of $1,115 and $1,310 related to computer equipment, vehicles and furniture and fixtures which carry useful lives ranging from three to five years.

As discussed in Note 1, on August 31, 2010 the Company entered into a settlement agreement with GE Water to terminate the purchase order and related teaming agreements to construct a water reclamation unit.  As of June 30, 2011 and December 31, 2010, the only balance recorded related to the water reclamation unit was the note payable to GE Water in the amount of $1,302,500, see Note 4.

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

The joint venture is named Water Reclamation Partners, LLC, and is owned 51% by the Company and 49% by AV, with the Company having exclusive control and management of the business of the joint venture. In addition, a steering committee was established for the purpose of managing and directing the joint pursuits of the joint venture, and is comprised of two representatives from the Company and two representatives of AV.  As of June 30, 2011, there have been no operations within the joint venture, and AV has not contributed the master services contracts to the joint venture, therefore the joint venture had no impact on the current consolidated financial statements.

4.	Notes Payable

The Company’s notes payable at June 30, 2011 and December 31, 2010, consisted of the following:

	June 30,	December 31,
Name	2011	2010

12% Convertible Notes:
Conversion of outstanding bridge notes	727,903	727,903
Cash issuances of 2009 Notes	740,000	740,000
Cash issuances of 2010 Notes	705,000	705,000
Total 12% Convertible Notes	2,172,903	2,172,903

GE Note	1,302,500	1,302,500
Deferred Compensation Notes	279,095	279,095

Other Financing	120,600	-

Unamortized debt discount	(50,252)	(95,840)

Total Notes Payable	3,824,846	3,658,658
Less: Current Portion	(3,824,846)	(3,519,110)
Total Long Term Notes Payable	$-	$139,548

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

During the year ended December 31, 2010, $1,467,903 face value of these notes matured.   The Company received six month extensions for these notes. During the year ended December 31, 2010 the Company granted an additional 706,451 warrants in consideration for extensions. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share. During the six months ended June 30, 2011, the Company granted an additional 682,701 warrants in consideration for additional three and six month extensions on these notes.

Using the Black Scholes pricing model, with volatility of 0% to 209%,  a risk-free interest rate of  0.81% , and a 0% dividend yield, the warrants were determined to have a fair value of $62,626 for the warrants issued during 2010 and $103,089, for the warrants issued as of June 30, 2011, with such value recorded as a discount to the 2009 12% Convertible Notes and to additional paid-in capital.  This discount will be amortized using the effective interest rate method over the term of the indebtedness.

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

During the six months ended June 30, 2011, $225,000 face value of these notes matured.  The Company received six month extensions for these notes.  During the six months ended June 30, 2011, the Company granted an additional 112,500 warrants in consideration for additional six month extensions on these notes.  Using the Black Scholes pricing model, with a volatility of 254%, a risk free interest rate of 0.94% and a 0% dividend yield, the warrants were determined to have a fair value of $14,351, with such value recorded as a discount to the 2010 12% Convertible Notes and to additional paid in capital.  This discount will be amortized using the effective interest rate method over the term of the indebtedness.

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

On December 31, 2009, the Company entered into a new agreement (the “Deferred Compensation Note Agreement”) with holders of the Deferred Compensation Convertible Notes, who were also owed the accrued salaries of $327,713.  Pursuant to the terms of the Deferred Compensation Note Agreement and in settlement of the Deferred Compensation Liabilities, liabilities of $323,735 were forgiven, the Company converted liabilities of $844,746 to 3,379,024 shares of the Company’s common stock, using a conversion price of $0.25, which approximated the fair value of the Company’s common stock at that date, and $279,095 principal amount of 10% notes maturing in 36 months were issued (the “Deferred Compensation Notes”).  The forgiveness of the $323,735 was recorded as a reduction of salary expense.  Pursuant to the note agreements, monthly installment payments were to begin on January 1, 2011.  As of June 30, 2011 the Company was in arrears $118,615 for the monthly installment payments.

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

On March 17th, 2011, the Company entered into a note payable with an unaccredited investor for issuance of a 10% promissory note, in the principal amount of $75,000.  The note matures in 90 days with interest due at maturity.  Interest accrues at 10% per annum.

On May 11th, 2011, the Company entered into a note payable with an unaccredited investor for issuance of a promissory note, in the principal amount of $50,000.  The note matures in 60 days.  The note carried an interest expense of $600 and financing fees of $4,400.

For the six months ended June 30, 2011 and 2010 the total interest costs incurred were $391,840 and $1,059,278.  There was no interest capitalized in 2011 or 2010.

For debt that has matured as of June 30, 2011 or will mature in the short term, the Company is working with the debt holders to extend or come to an agreeable remedy.

5.	Capital Stock

For the six months ended June 30, 2011, the company issued 400,000 shares of common stock which were valued at an aggregate of $52,000, based upon the estimated fair value of the Company’s common stock at that date, for consulting services rendered to the Company.

On May 5, 2010, the Company executed a term sheet with Kodiak Capital Group, LLC (“Kodiak”) for a $5 million perpetual non-binding cumulative 15% preferred stock investment.  The investment carries a cumulative preferred dividend accruing at 15% annually.  The term sheet expired on May 5, 2011, and the Company does not anticipate renewing this term sheet.  As a result, the $25,000 deposit paid to Kodiak upon executing the term sheet was expensed during the quarter ended June 30, 2011 and is included in other expenses.

Total Dilutive Securities

As of June 30, 2011, the Company had the following dilutive securities to acquire the Company’s Common Stock outstanding:

Security	Number of Underlying Common Shares	Exercise Price	Term
Warrants associated with the $2.00 Unit Offering	1,948,300	$0.30	2013

Warrants associated with the $2.00 Unit Offering	1,948,300	$0.60	2013

Warrants associated with the $2.00 Unit Offering	1,948,300	$1.20	2013

Warrants issued for Professional Services	1,500,000	$4.00	2014

Warrants associated with the January 14, 2009 Bridge Note	480,000	$3.00	2014

Warrants associated with the acquisition of the Company's Preferred Shares oustanding	1,500,000	$8.00	2014

Warrants associated with the 12% Convertible Notes	6,368,953	$3.00	2014-2015

Convertible common stock associatedwith 2009 12% notes	7,344,660	$0.25	2010-2011

Convertible common stock associated with 2010 12% notes	3,186,733	$0.25	2010-2011

Warrants associated with the 2010 Unit Offering	1,430,000	$0.50	2012

	27,655,246

In July of 2011, the Company re-set the exercise prices for the warrants associated with the $2.00 unit offering from $3.00 /$5.00/$8.00 to $0.30/$0.60/$1.20, respectively, and the Company extended the termination dates by two years.  These changes are reflected in the table above.

6.	Related Party Transactions

Viewpoint is an advisor to the Company that provides investment banking and related services to the Company.  In connection with the Company’s capital raising activities, the Company had incurred, as of  June 30, 2011, a total of $1,163,810 in fees and expenses payable to Viewpoint and issued, pursuant to the terms of its arrangement with Viewpoint, 3,200,000 shares of Common Stock and 366,600 warrants to purchase one and one-half shares of the Company’s Common Stock on the same terms as the warrants issued in the $2.00 Unit Offering and 521,496 warrants to purchase shares of the Company’s Common Stock on the same terms as the warrants issued with the 2009 and 2010 12% Convertible Notes.

During the six months ended June 30, 2011, the Company incurred $45,000 in fees and expenses payable to Viewpoint, pursuant to the terms of its arrangement with Viewpoint.

At June 30, 2011 and December 31, 2010, the Company had a balance due to Viewpoint of $184,227 and $139,227 respectively, recorded in accounts payable.

7.	Subsequent Events

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

GLP and REP have contracts with ERCOT (grid operator & manages the deregulated industry) and ONCOR (regulated electric distribution and transmission), respectively. The acquisition of JNC includes all generation assets and know-how related to the manufacture of its generator units and their installation / interconnection with the grid as well as contracts with producers to provide fuel and space for the JNC generators at the producer's wellheads or the location necessary to perform operations.  As of June 30, 2011 the terms of the definitive agreements are in process.

On September 15, 2011 the company received short term bridge financing in the amount of $50,000.   The terms of this financing are pending.

During the 3rd quarter, the Company issued an additional 400,000 shares to a service provider in exchange for service rendered until December 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with STW Resources Holding Corp. and its subsidiaries ("we", "us", "our", or the “Company”) consolidated audited financial statements and the notes thereto contained elsewhere in this report.    Information in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q that does not consist of historical facts, are "forward-looking statements."  Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance.  The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section included herein, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  The Company disclaims any obligation to update the forward-looking statements in this report, except as otherwise required by law.

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

The Company’s operations are located at 619 W. Texas Ave, Ste 126, Midland, TX 79701.

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

The Transaction is subject to the execution of definitive agreements and will be contingent on a number of customary closing conditions, including the Company’s securing adequate financing of at least $1.3 million, completion of satisfactory due diligence and financial audits, and securing various required consents and approvals. Both the Company’s board of directors and Power Co’s members have approved the transaction and the Company and Power Co have begun the due diligence process and to draft and negotiate the definitive agreements.  The parties intend to use commercially reasonable efforts to close the transaction in the third quarter of 2011 however there can be no assurance that definitive agreement with respect to the proposed acquisition will be reached on such terms, or at all.

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

The acquisition will allow the company to add an operation with a pre-proven, revenue producing business model.  In addition, it provides significant cross-marketing opportunities, as the generation business requires calls upon oil and gas producers for purchase of their stranded gas.  Those same producers are also good prospects for the Company's water reclamation and treatment services.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue

The Company did not generate revenue for the three months ended June 30, 2011 and 2010.

Expenses

Our expenses for the three months ended June 30, 2011 were $413,276, and consisted of  legal and professional fees ($169,809), interest expense ($198,263), and ($45,204)  in other administrative expenses. Our expenses for the three months ended June 30, 2010 were $846,783, and consisted of payroll and payroll taxes ($22,599), legal and professional fees ($255,898), interest expense ($526,722), and ($41,564)  in other administrative expenses including travel to the prospective sites.  The reason for the decrease in comparing the three months ended June 30, 2011 to the corresponding period for 2010 was mainly due to the decrease in interest expense on the GE evaporator as a result of the settlement.

Net loss

Net loss for the three months ended June 30, 2011 and 2010 was $413,276 and $846,783, respectively. The reason for the decrease in the three months ended June 30, 2011 to the corresponding period for 2010 was mainly due to the decrease in interest expense on the GE evaporator as a result of the settlement.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue

The Company did not generate revenue for the six months ended June 30, 2011 and 2010.

Expenses

Our expenses for the six months ended June 30, 2011 were $793,630, and consisted of payroll and payroll taxes ($11,317), legal and professional fees ($303,309), interest expense ($391,840), and ($87,164)  in other administrative expenses including travel to the prospective sites. Our expenses for the six months ended June 30, 2010 were $2,168,689, and consisted of payroll and payroll taxes ($35,458), legal and professional fees ($913,193), stock based compensation ($112,500), interest expense ($1,059,278), and ($48,260)  in other administrative expenses including travel to the prospective sites.  The reason for the decrease in comparing the six months ended June 30, 2011 to the corresponding period for 2010 was mainly due to the decrease in interest expense on the GE evaporator as a result of the settlement, and a decrease in professional fees which occurred last year in part as a result of the Company becoming public.

Net loss

Net loss for the six months ended June 30, 2011 and 2010 was $793,630 and $2,168,689, respectively. The reason for the decrease in the six months ended June 30, 2011 to the corresponding period for 2010 was mainly due to the decrease in interest expense on the GE evaporator as a result of the settlement, and a decrease in professional fees which occurred last year in part as a result of the Company becoming public.

Liquidity and Capital Resources

As of June 30, 2011, we had current assets of $23,545 including cash of $4,889, and current liabilities of $5,398,183.  As of December 31, 2010, we had current assets of $93,655 including cash of $6,696, and current liabilities of $4,705,674.

Operating Activities

Our operating activities from continuing operations resulted in a net cash used by operations of $122,407 for the six months ended June 30, 2011 compared to net cash used by operations of $343,614 for the six months ended June 30, 2010.   The net cash used by operations for the six months ended June 30, 2011 reflects a net loss of $793,630 offset by depreciation of $1,115, amortization of debt issue costs of $195,498, fair value of equity issued for services $52,000,  accounts payable and other accrued expenses of $386,773 and other minor factors.    The net cash used by operations for the six months ended June 30, 2010 reflects a net loss of  $2,168,689 offset by depreciation of $1,310, amortization of debt issue costs of $219,377, stock based compensation $112,500, the fair value of equity issued for services of $641,665,  account payables and other accrued expenses of $884,737 and other minor factors.

Investing Activities

Our investing activities were $0 for the six months ended June 30, 2011 and June 30, 2010.

Financing Activities

Our financing activities resulted in a cash inflow of $120,600 for the six months ended June 30, 2011 and $334,200 for the six months ended June 30, 2010, which represents issuances of notes payable, less the related debt issuance costs.

Going Concern

The Company from Inception (January 28, 2008) through June 30, 2011, has not had any significant revenues.  The Company has no significant operating history as of June 30, 2011, has accumulated losses of $16.9 million and negative cash flow from operations of $3.6 million since inception. From Inception (January 28, 2008) through June 30, 2011, management has raised net equity and debt financing of $10.3 million to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

Stock Based Compensation

Since Inception (January 28, 2008), the Company issued 7.6 million shares of the Company’s Common Stock to directors, employees and certain consultants.  As of June 30, 2011, 400,000 of these shares have been forfeited.   During the period from Inception (January 28, 2008) through June 30, 2011, the Company recognized $1,146,293 in compensation cost associated with the issuance of these shares.  For the six months ended June 30, 2011 and 2010 the Company recognized compensation expense of $0 and $112,500 respectively.  At June 30, 2011, the Company had no remaining compensation cost to be recognized related to these issuances.

Warrants

As of June 30, 2011, the Company had 17,123,853 warrants outstanding to acquire the Company’s Common Stock.  As of  June 30, 2010 the Company had 14,099,939 warrants outstanding to acquire the Company’s Common Stock.

Presently, due to the lack of revenue we are not able to meet our operating and capital expenses. The success of our ability to continue as a going concern is dependent upon successful permitting of our sites, obtaining customers for water reclamation services, and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue through the fourth quarter of 2011.

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

Contractual Obligations and Commitments

The following table is a summary of contractual cash obligations for the periods indicated that existed as of June 30, 2011, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q:

	TOTAL	Less than 1 Year	1-2 years	3-5 years	More than 5 years
Conversion of outstanding bridge notes	727,903	727,903
Cash issuances of 2009 Notes	740,000	740,000
Cash issuances of 2010 Notes	705,000	705,000
Total 12% Convertible Notes	2,172,903	2,172,903
Less Unamortized Discount	(50,252)	(50,252)
GE Note	1,302,500	1,302,500
Deferred Compensation Notes	279,095	279,095	-
Other Financings	120,600	120,600
Total Commitments related to Notes Payable	3,824,846	3,824,846	-

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

There were no grants of employee options during the period from January 28, 2008 (date of inception) through June 30, 2011.  There were no unvested options outstanding as of the date of the Company’s adoption of ASC Topic 718.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the above dilutive securities were exercised. As the Company realized a net loss for the six months ended June 30, 2011 and 2010, no potentially dilutive securities were included in the calculation of diluted earnings per share as their impact would have been anti-dilutive.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

       None.

Item 3.  Defaults upon Senior Securities

       None.

Item 4.  Removed and Reserved

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized

STW RESOURCES HOLDING CORP
(Registrant)

Date: September 23, 2011	By:	/s/ Stanley T. Weiner
Stanley T. Weiner
President and Chief Executive Officer (Principal Executive and Financial Officer)