Form 10-Q
period 2011-09-30
STW RESOURCES HOLDING CORP.
filed 2011-11-21
CIK 1357838

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in section 12b-2 of the Exchange Act).  Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

46,636,849 shares of common stock, par value $0.001 per share, outstanding at November 21, 2011.

STW RESOURCES HOLDING CORP.

-i-

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	( Unaudited)	( Audited)
Assets

Current assets
Cash and cash equivalents	$393	$6,696
Deferred financing costs	-	36,662
Deposits	425	25,425
Other current assets	14,449	24,872
Total current assets	15,267	93,655

Property and equipment, net of accumulated depreciation of $7,722 and $6,433	58,136	59,425

Total Assets	$73,403	$153,080

Liabilities and Shareholders' Equity (Deficit)

Current liabilities
Accounts payable	$1,016,149	$782,141
Accrued expenses	18,341	16,342
Accrued interest	669,417	388,081
Advance from Stockholders	50,000
Notes payable - current, net of $3,086 and $95,840 of unamortized discount, respectively	3,932,912	3,519,110
Total current liabilities	5,686,819	4,705,674

Note payable - non-current	-	139,548

Shareholders' equity (deficit)
Preferred stock, par value $.001 per share, Authorized 10,000,000 shares, Issued 0 at September 30, 2011 and 0 shares at December 31, 2010	-	-
Common stock, par value $.001 per share, Authorized 100,000,000 shares, Issued 44,636,849 shares at September 30, 2011, and 43,836,849 at December 31, 2010	44,636	43,836
Paid-in capital	11,866,974	11,448,270
Deficit accumulated during the development stage	(17,525,026)	(16,184,248)
Total shareholders' deficit	(5,613,416)	(4,692,142)

Total Liabilities and Shareholders' Deficit	$73,403	$153,080

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,	Inception (January 28, 2008) through September 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$34,000

Cost of Sales	-	-	-	-	35,355
	-	-	-	-	(1,355)

Expenses
General and administrative
Warrant modification	218,064	-	218,064	-	218,064
Salaries and benefits	-	27,345	11,317	62,803	2,770,746
Professional fees	107,685	305,195	410,994	1,218,388	4,133,032
Stock-based compensation	-	-	-	112,500	1,146,293
Travel	-	5,220	1,582	13,830	347,105
Other	26,832	67,973	112,414	107,623	886,634
Total general and administrative	352,581	405,733	754,371	1,515,144	9,501,874
Operating loss	(352,581)	(405,733)	(754,371)	(1,515,144)	(9,503,229)

Other expense
Other income	(2,500)	-	(2,500)	-	(2,500)
Loss on disposition of asset	-	5,329,624	-	5,329,624	5,329,624
Interest, net	197,067	163,848	588,907	1,223,126	2,694,673
Total other expense	194,567	5,493,472	586,407	6,552,750	8,021,797

Loss before income taxes	(547,148)	(5,899,205)	(1,340,778)	(8,067,894)	(17,525,026)

Income taxes	-	-	-	-	-

Net loss	$(547,148)	$(5,899,205)	$(1,340,778)	$(8,067,894)	$(17,525,026)

Basic and Diluted Loss Per Share	$(0.01)	$(0.16)	$(0.03)	$(0.23)

Number of Common Shares used in
Basic and Diluted Loss Per share
	44,557,728	36,077,284	44,155,967	34,975,431

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the	Inception
	Nine Months Ended	Nine Months Ended	(January 28, 2008) through
	September 30,	September 30,	September 30,
	2011	2010	2011

Cash flows from operating activities
Net (loss)	$(1,340,778)	$(8,067,894)	$(17,525,026)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1,289	1,966	39,184
Write-off of project pilot costs	-	-	14,960
Convertible note modification costs	45,000	-	45,000
Amortization of debt issue costs	246,856	303,102	1,090,317
Gain on conversion of accounts payable to shares	(2,500)	-	(2,500)
Fair value of common shares attached to notes payable	-	-	75,709
Notes payable issued for deferred compensation	-	-	1,123,851
Stock-based compensation	-	112,500	1,146,293
Fair value of equity issued for consulting services	52,000	788,545	2,071,339
Fair value of warrant repricing	218,064		218,064
Loss on disposition of equipment	-	5,329,624	5,341,148
Fair value of common shares issued as a donation	-	-	50,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other
current assets	35,423	(33,682)	(24,999)
Increase in accounts payable and accrued expenses	567,743	973,149	2,636,154
Net cash used in operating activities	(176,903)	(592,690)	(3,700,506)

Cash flows from investing activities
Acquisition of property and equipment	-	-	(4,986,876)
Sale of equipment	-	-	64,500
Net cash used in investing activities	-	-	(4,922,376)

Cash flows from financing activities
Issuance of notes payable	120,600	709,200	3,480,619
Repayment of notes payable	-	-	(1,308,808)
Advance from Stockholders	50,000		50,000
Debt issue costs	-	(84,600)	(385,179)
Equity issuances, net	-	-	6,786,643
Net cash provided by financing activities	170,600	624,600	8,623,275

Net increase (decrease) in cash and cash equivalents	(6,303)	31,910	393

Cash at beginning of period	6,696	11,621	-
Cash at end of period	$393	$43,531	$393

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

The Company is the surviving and continuing entity and the historical financials following the reverse merger transaction are those of STW Resources.   We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of STW Resources pursuant to the terms of the Merger Agreement.  As a result of such acquisition, our operations are now focused on the provision of customized water reclamation services.

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

On September 29, 2011, the Parties agreed to extend the maturity date of the Note from September 30, 2011 to October 30, 2011.

On October 30, 2011, the Parties entered into an amendment to the settlement agreement, effective October 1, 2011, pursuant to which, among other things, the Parties agreed as follows: (i) the Company will have until September 1, 2013 to pay GE $2,100,000 plus interest accrued after October 1, 2011 under the Note in accordance with its terms, (ii) upon the consummation and closing of a debt or equity financing following the execution of the Note, the Company shall pay GE thirty percent (30%) of any and all tranches (“Tranches” being defined as the cash receipts of the proceeds of any equity investments in or loans to the Company or any affiliated entity by third parties, but excluding any conversions of pre-existing debt to equity by any of the Company’s then current convertible note holders or creditors) until the Note is paid in full, including all accrued interest, provided the Company shall not be obligated to pay GE upon, among other things, the following: (a) short term commercial paper of $200,000 or less, up to a cumulative maximum of $500,000 through December 31, 2012, (b) commercial equipment leasing whereby GE is taking a secured interest in the purchased equipment, (c) proceeds from project, lease and equipment funding to any subsidiary of the Company provided the Company does not receive any proceeds of such funding and (d) a one-time general exception for $1,500,000 of new equity financing of the Company, (iii) the Company shall begin making a regular series of installment payments as follows: (a) $10,000 per month beginning on January 1, 2012, and (b) $15,000 per month beginning on June 1, 2012 through the maturity date of the note and (iv) the Company shall be able to prepay the Note, without interest, on or before the maturity date.

Going Concern

These consolidated financial statements have been prepared on a going concern basis related to substantial doubt about the Company's ability to continue.  The Company from Inception (January 28, 2008) through September 30, 2011, has not had any significant revenues.  The Company has no significant operating history as of September 30, 2011, has accumulated losses of $17.5 million and negative cash flow from operations of $3.7 million since inception. From Inception (January 28, 2008) through September 30, 2011, management has raised net equity and debt financing of $10.3 million to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

There were no grants of employee equity compensation instruments during the period from January 28, 2008 (date of inception) through September 30, 2011.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the above dilutive securities were exercised. As the Company realized a net loss for the three and nine months periods ended September 30, 2011 and 2010, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

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

2.  Property and Equipment

For the nine months ended September 30, 2011 and 2010, the Company recognized total depreciation expense of $1,289 and $1,966 related to computer equipment, vehicles and furniture and fixtures which carry useful lives ranging from three to five years.

As discussed in Note 1, on August 31, 2010 the Company entered into a settlement agreement with GE Water to terminate the purchase order and related teaming agreements to construct a water reclamation unit.  As of September 30, 2011 and December 31, 2010, the only balance recorded related to the water reclamation unit was the note payable to GE Water in the amount of $1,302,500, see Note 4.

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

The joint venture is named Water Reclamation Partners, LLC, and is owned 51% by the Company and 49% by AV, with the Company having exclusive control and management of the business of the joint venture. In addition, a steering committee was established for the purpose of managing and directing the joint pursuits of the joint venture, and is comprised of two representatives from the Company and two representatives of AV.  As of September 30, 2011, there have been no operations within the joint venture, and AV has not contributed the master services contracts to the joint venture, therefore the joint venture had no impact on the current consolidated financial statements.

4.  Notes Payable

The Company’s notes payable at September 30, 2011 and December 31, 2010, consisted of the following:

	September 30,	December 31,
Name	2011	2010

12% Convertible Notes:
Conversion of outstanding bridge notes	727,903	727,903
Cash issuances of 2009 Notes	740,000	740,000
Cash issuances of 2010 Notes	705,000	705,000
Total 12% Convertible Notes	2,172,903	2,172,903

GE Note	1,302,500	1,302,500
Deferred Compensation Notes	279,095	279,095

Other Financing	181,500	-

Unamortized debt discount	(3,086)	(95,840)

Total Notes Payable	3,932,912	3,658,658
Less: Current Portion	(3,932,912)	(3,519,110)
Total Long Term Notes Payable	$-	$139,548

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

During the year ended December 31, 2010, $1,467,903 face value of these notes matured.   The Company received six month extensions for these notes. During the year ended December 31, 2010 the Company granted an additional 706,451 warrants in consideration for extensions. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share. During the nine months ended September 30, 2011, the Company granted an additional 682,701 warrants in consideration for additional three and six month extensions on these notes.

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

During the nine months ended September 30, 2011, $225,000 face value of these notes matured.  The Company received six month extensions for these notes.  During the nine months ended September 30, 2011, the Company granted an additional 112,500 warrants in consideration for additional six month extensions on these notes.  Using the Black Scholes pricing model, with a volatility of 254%, a risk free interest rate of 0.94% and a 0% dividend yield, the warrants were determined to have a fair value of $14,351, with such value recorded as a discount to the 2010 12% Convertible Notes and to additional paid in capital.  This discount will be amortized using the effective interest rate method over the term of the indebtedness.

On September 1, 2011, the Company entered into a note modification with a holder (the "Holder") of $100,000 of the 2010 12% Convertible Notes that had previously matured. The agreement called for a $45,000 extension fee payable to the Holder, plus $15,900 of accrued interest, in consideration for not calling the debt, and resulted in total consideration payable to the holder of $160,900 that bears interest at 12% per annum. Additionally, the Company will issue 2,000,000 shares (the "Shares") of the Company's common stock to the Holder who will sell these shares for which the proceeds will reduce the Company's liability to the Holder. The Company has the right to settle the $160,900 liability in cash at any time and reclaim any remaining Shares provided to the Holder. The Company may be required to issue additional shares of its Common Stock to the Holder if the Holder's sales proceeds from selling the Shares is less than the $160,900 liability plus accrued interest payable. The Company accounted for this transaction by recognizing $45,000 of interest expense because the maturity date of the note was not extended. The 2,000,000 shares of common stock were issued in October of 2011, after the balance sheet date.

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

On December 31, 2009, the Company entered into a new agreement (the “Deferred Compensation Note Agreement”) with holders of the Deferred Compensation Convertible Notes, who were also owed the accrued salaries of $327,713.  Pursuant to the terms of the Deferred Compensation Note Agreement and in settlement of the Deferred Compensation Liabilities, liabilities of $323,735 were forgiven, the Company converted liabilities of $844,746 to 3,379,024 shares of the Company’s common stock, using a conversion price of $0.25, which approximated the fair value of the Company’s common stock at that date, and $279,095 principal amount of 10% notes maturing in 36 months were issued (the “Deferred Compensation Notes”).  The forgiveness of the $323,735 was recorded as a reduction of salary expense.  Pursuant to the note agreements, monthly installment payments were to begin on January 1, 2011.  As of September 30, 2011 the Company was in arrears $163,969 for the monthly installment payments.

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

On March 17th, 2011, the Company entered into a note payable with an unaccredited investor for issuance of a 10% promissory note, in the principal amount of $75,000.  The note matured 90 days after issuance and continues to accrue interest.  Interest accrues at 10% per annum.

On May 11th, 2011, the Company entered into a note payable with an unaccredited investor for issuance of a promissory note, in the principal amount of $50,000.  The note matured in 60 days.  The note carried an interest expense of $600 and financing fees of $4,400.

For the nine months ended September 30, 2011 and 2010 the total interest costs incurred were $588,907 and $1,223,126, respectively.  There was no interest capitalized in 2011 or 2010.

As of September 30, 2011, all 2010 and 2009 12% convertible notes have matured and there have been no extensions or warrant issuances related to those debts during the three months ended September 30, 2011.  For debt that has matured as of September 30, 2011 or will mature in the short term, the Company is working with the debt holders to extend or come to an agreeable remedy.

5.  Capital Stock

For the nine months ended September 30, 2011, the company issued 400,000 shares of common stock which were valued at an aggregate of $52,000, based upon the estimated fair value of the Company’s common stock at that date, for consulting services rendered to the Company. Additionally, 400,000 shares of common stock with an estimated fair value of $32,000 was issued upon conversion of $34,500 in accounts payable for services rendered.

On May 5, 2010, the Company executed a term sheet with Kodiak Capital Group, LLC (“Kodiak”) for a $5 million perpetual non-binding cumulative 15% preferred stock investment.  The investment carries a cumulative preferred dividend accruing at 15% annually.  The term sheet expired on May 5, 2011, and the Company does not anticipate renewing this term sheet.  As a result, the $25,000 deposit paid to Kodiak upon executing the term sheet was expensed during the nine months ended September 30, 2011 and is included in other expenses.

Total Dilutive Securities

As of September 30, 2011, the Company had the following dilutive securities to acquire the Company’s Common Stock outstanding:

	Number of
	Underlying
Security	Common Shares	Exercise Price	Term
Warrants associated with the $2.00 Unit Offering	1,948,300	$0.30	2013

Warrants associated with the $2.00 Unit Offering	1,948,300	$0.60	2013

Warrants associated with the $2.00 Unit Offering	1,948,300	$1.20	2013

Warrants issued for Professional Services	1,500,000	$4.00	2014

Warrants associated with the January 14, 2009 Bridge Note	480,000	$3.00	2014

Warrants associated with the acquisition of the Company's Preferred Shares oustanding	1,500,000	$8.00	2014

Warrants associated with the 12% Convertible Notes	6,368,953	$3.00	2014-2015

Convertible common stock associated with 2009 12% notes	7,344,660	$0.25	2010-2011

Convertible common stock associated with 2010 12% notes	3,186,733	$0.25	2010-2011

Warrants associated with the 2010 Unit Offering	1,430,000	$0.50	2012

	27,655,246

In July of 2011, the Company re-set the exercise prices for the warrants associated with the $2.00 unit offering from $3.00 /$5.00/$8.00 to $0.30/$0.60/$1.20, respectively, and the Company extended the termination dates by two years.  These changes are reflected in the table above. The warrants which were re-set were valued using the Black Scholes pricing model, with a volatility of 345%, a risk free interest rate of 0.39% and a 0% dividend yield.  The warrants modification resulted in the warrants having additional fair value of $218,064 which was recorded as additional paid in capital and charged to other general and administrative expenses.

6.  Related Party Transactions

Viewpoint Securities, Inc.,(“Viewpoint”) is an advisor to the Company that provides investment banking and related services to the Company.  In connection with the Company’s capital raising activities, the Company had incurred, as of  September 30, 2011, a total of $1,163,810 in fees and expenses payable to Viewpoint and issued, pursuant to the terms of its arrangement with Viewpoint, 3,200,000 shares of Common Stock and 366,600 warrants to purchase one and one-half shares of the Company’s Common Stock on the same terms as the warrants issued in the $2.00 Unit Offering and 521,496 warrants to purchase shares of the Company’s Common Stock on the same terms as the warrants issued with the 2009 and 2010 12% Convertible Notes.

During the nine months ended September 30, 2011, the Company incurred $45,000 in fees and expenses payable to Viewpoint, pursuant to the terms of its arrangement with Viewpoint.

At September 30, 2011 and December 31, 2010, the Company had a balance due to Viewpoint of $184,227 and $139,227 respectively, recorded in accounts payable.

During September 2011, the Company received an advance from two stockholders totaling $50,000 and is recorded as an Advance from Stockholder as of September 30, 2011 as the terms and conditions had not yet been finalized.

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

GLP and REP have contracts with ERCOT (grid operator & manages the deregulated industry) and ONCOR (regulated electric distribution and transmission), respectively. The acquisition of JNC includes all generation assets and know-how related to the manufacture of its generator units and their installation / interconnection with the grid as well as contracts with producers to provide fuel and space for the JNC generators at the producer's wellheads or the location necessary to perform operations.  As of September 30, 2011 the terms of the definitive agreements are in process.

The Company amended the GE Note on October 30, 2011. (See Note 1)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The Company is a development stage corporation formed to utilize state of the art water reclamation technologies: (1) to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas; and (2) to process brackish and/or contaminated source waters for use in the initial stages of fracing operations.  The Company has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana and the Appalachian Basin of Pennsylvania and West Virginia.  The Company, in conjunction with energy producers, operators, various state agencies and legislators, are working to create an efficient and economical solution to this complex problem.  The Company is also evaluating the deployment of similar technology in the municipal wastewater industry.

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

Recent Developments

Amendment to GE Ionics Settlement

On or about May 22, 2008, STW Resources, entered into a Teaming Agreement, as amended, with GE Ionics, Inc., a Massachusetts corporation (“GE”) (STW Resources and GE are collectively referred to as the “Parties”). On or about April 4, 2008 STW Resources and GE entered into a Purchase Order (the “Purchase Order”), pursuant to which there was due and unpaid a debt by STW Resources to GE in the amount of $11,239,437 as of August 31 2010,  (the “Original Debt”).

On August 31, 2010, the Parties entered into a Settlement Agreement pursuant to which GE permitted the Company to substitute for STW Resources, Inc. as to all rights and obligations under the Purchase Order (including the Original Debt) and Teaming Agreement, and such that to fully discharge STW Resources financial obligations to GE under the Purchase Order, the Company shall pay GE $1,400,000.00 pursuant to a senior promissory note (the “Note”). The Note bears interest at a rate of the WSJ Prime Rate (as published daily in the Wall Street Journal) plus two percent (2%) per annum. Under the terms of the Note, the Company will have thirteen months to pay off the Note plus all accrued interest.  In addition, upon the consummation and closing of a debt or equity financing following the execution of the Note, the Company shall pay GE thirty percent of any and all tranches (“Tranches” being defined as the cash receipts of the proceeds of any equity investments in or loans to the Company or any affiliated entity by third parties, but excluding any conversions of pre-existing debt to equity by any of the Company’s then current convertible note holders or creditors) until the Note is paid in full, including all accrued interest.

On September 29, 2011, the Parties agreed to extend the maturity date of the Note from September 30, 2011 to October 30, 2011.

On October 30, 2011, the Parties entered into an amendment to the settlement agreement, effective October 1, 2011, pursuant to which, among other things, the Parties agreed as follows: (i) the Company will have until September 1, 2013 to pay GE $2,100,000 plus interest accrued after October 1, 2011 under the Note in accordance with its terms, (ii) upon the consummation and closing of a debt or equity financing following the execution of the Note, the Company shall pay GE thirty percent (30%) of any and all tranches (“Tranches” being defined as the cash receipts of the proceeds of any equity investments in or loans to the Company or any affiliated entity by third parties, but excluding any conversions of pre-existing debt to equity by any of the Company’s then current convertible note holders or creditors) until the Note is paid in full, including all accrued interest, provided the Company shall not be obligated to pay GE upon, among other things, the following: (a) short term commercial paper of $200,000 or less, up to a cumulative maximum of $500,000 through December 31, 2012, (b) commercial equipment leasing whereby GE is taking a secured interest in the purchased equipment, (c) proceeds from project, lease and equipment funding to any subsidiary of the Company provided the Company does not receive any proceeds of such funding and (d) a one-time general exception for $1,500,000 of new equity financing of the Company, (iii) the Company shall begin making a regular series of installment payments as follows: (a) $10,000 per month beginning on January 1, 2012, and (b) $15,000 per month beginning on June 1, 2012 through the maturity date of the note and (iv) the Company shall be able to prepay the Note, without interest, on or before the maturity date.

JNC Energy Acquisition

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

The Transaction is subject to the execution of definitive agreements and will be contingent on a number of customary closing conditions, including the Company’s securing adequate financing of at least $1.3 million, completion of satisfactory due diligence and financial audits, and securing various required consents and approvals. Both the Company’s board of directors and Power Co’s members have approved the transaction and the Company and Power Co have begun the due diligence process and to draft and negotiate the definitive agreements.  The parties intend to use commercially reasonable efforts to close the transaction in the fourth quarter of 2011 however there can be no assurance that definitive agreement with respect to the proposed acquisition will be reached on such terms, or at all. GLP and REP have contracts with ERCOT (grid operator & manages the deregulated industry) and ONCOR (regulated electric distribution and transmission), respectively. The acquisition of JNC includes all generation assets and know-how related to the manufacture of its generator units and their installation / interconnection with the grid as well as contracts with producers to provide fuel and space for the JNC generators at the producer's wellheads or the location necessary to perform operations.

The acquisition will allow the company to add an operation with a pre-proven, revenue producing business model.  In addition, it provides significant cross-marketing opportunities, as the generation business requires calls upon oil and gas producers for purchase of their stranded gas.  Those same producers are also good prospects for the Company's water reclamation and treatment services.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue. No revenue was generated for the three months ended September 30, 2011 and 2010, respectively.

Expenses.  Our expenses for the three months ended September 30, 2011 were $547,148 and consisted of  legal and professional fee ($107,685), interest expense ($197,067), $2,500 in other income related to the conversion accounts payable  to common stock, and ($244,896)  in other administrative expenses including $218,064 in expense related to the modification of warrants, as well as other expenses.  Our expenses for the three months ended September 30, 2010 were $5,899,205, and consisted of a loss of ($5,329,624) on the sale of the GE Evaporator unit, salaries and benefits ($27,345), legal and professional fees ($305,195), interest expense ($163,848), and ($73,193)  in other administrative expenses including travel to the prospective sites.  The reason for the decrease in comparing the three months ended September 30, 2011 to the same period for 2010 was primarily attributable to the expense which resulted from the sale of the evaporator in 2010 offset by the $218,064 expense associated with the warrant modification.

 Net loss. Net loss for the three months ended September 30, 2011 and 2010 were $547,148 and $5,899,205, respectively.

Nine  Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue. No revenue was generated for the nine months ended September 30, 2011 and 2010 respectively.

Expenses.  Our expenses for the nine months ended September 30, 2011 were $1,340,778 and consisted of  salaries and benefits ($11,317), legal and professional fees ($410,994), interest expense ($588,907), $2,500 in other income related to the conversion of accounts payable  to common stock and ($332,060)  in other administrative expenses including $218,064 in expense related to the modification of warrants. Our expenses for the nine months ended September 30, 2010 were $8,067,894, and consisted of salaries and benefits ($62,803), legal and professional fees ($1,218,388), stock based compensation ($112,500), interest expense ($1,223,126), and ($121,453)  in other administrative expenses including travel to the prospective sites.    The reason for the decrease in comparing the nine months ended September 30, 2011 to the same period for 2010 was primarily attributable to the expense which resulted from the sale of the evaporator in 2010 offset by the $218,064 expense associated with the warrant modification.

Net loss. Net loss for the nine months ended September 30, 2011 and 2010 were $1,340,778 and $8,067,894, respectively.

Liquidity and Capital Resources

As of September 30, 2011, we had current assets of $15,267, including cash of $393, and current liabilities of $5,686,819   As of December 31, 2010, we had current assets of $93,655, including cash of $6,696, and current liabilities of $4,705,674

Operating Activities

 Our operating activities resulted in a net cash used by operations of $176,903 for the nine months ended September 30, 2011 compared to net cash used by operations of $592,690 for the nine months ended September 30, 2010.  The net cash used by operations for the nine months ended September 30, 2011 reflects a net loss of $1,340,778 offset by depreciation of $1,289, amortization of debt issue costs of $246,856, fair value of equity issued for consulting services of $52,000, gain on conversion of accounts payable of ($2,500) and account payables and other accrued expenses of $603,166 and other minor factors.  The net cash used by operations for the nine months ended September 30, 2010 reflects a net loss of  $8,067,894 offset by depreciation of $1,966, amortization of debt issue costs of $303,102, stock based compensation $112,500 the fair value of equity issued for services of $788,545,  account payables and other accrued expenses of $973,149 and other minor factors.

Investing Activities

Our investing activities resulted in a net cash outflow of $0 for the nine months ended September 30, 2011 compared to a net cash outflow of $0 for the nine months ended September 30, 2010.

Financing Activities

Our financing activities resulted in a cash inflow of $170,600 for the nine months ended September 30, 2011 and $624,600 for the nine months ended September 30, 2010, which represents issuances of notes payable, advances from stockholders, and sales of equity by STW.

Going Concern

The Company from Inception (January 28, 2008) through September 30, 2011, has not had any significant revenues.  The Company has no significant operating history as of September 30, 2011, has accumulated losses of $17.5 million and negative cash flow from operations of $3.7 million since inception. From Inception (January 28, 2008) through September 30, 2011, management has raised net equity and debt financing of $10.3 million to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

The downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

On September 1, 2011, the Company entered into a note modification with a holder (the "Holder") of $100,000 of the 2010 12% Convertible Notes that had previously matured. The agreement called for a $45,000 extension fee payable to the Holder, plus $15,900 of accrued interest, in consideration for not calling the debt, and resulted in total consideration payable to the holder of $160,900 that bears interest at 12% per annum. Additionally, the Company will issue 2,000,000 shares (the "Shares") of the Company's common stock to the Holder who will sell these shares for which the proceeds will reduce the Company's liability to the Holder. The Company has the right to settle the $160,900 liability in cash at any time and reclaim any remaining Shares provided to the Holder. The Company may be required to issue additional shares of its Common Stock to the Holder if the Holder's sales proceeds from selling the Shares is less than the $160,900 liability plus accrued interest payable. The Company accounted for this transaction by recognizing $45,000 of interest expense because the maturity date of the note was not extended. The 2,000,000 shares of common stock were issued in October of 2011, after the balance sheet date.

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

Stock Based Compensation

Since Inception (January 28, 2008), the Company issued 8 million shares of the Company’s Common Stock to directors, employees and certain consultants.  As of September 30, 2011, 400,000 of these shares have been forfeited.   During the period from Inception (January 28, 2008) through September 30, 2011, the Company recognized $1.1 million in compensation cost associated with the issuance of these shares.  For the nine months ended September 30, 2011 and 2010 the Company recognized compensation expense of $0 and $112,500, respectively.  At September 30, 2011, the Company had no remaining compensation cost to be recognized related to these issuances.

Warrants

As of September 30, 2011, the Company had 17,123,853 warrants outstanding to acquire the Company’s Common Stock.  As of September 30, 2010 the Company had 14,939,140 warrants outstanding to acquire the Company’s Common Stock.

In July of 2011, the Company re-set the exercise prices for the warrants associated with the $2.00 unit offering from $3.00 /$5.00/$8.00 to $0.30/$0.60/$1.20, respectively, and the Company extended the termination dates by two years.  These changes are reflected in the table above. The warrants which were re-set were valued using the Black Scholes pricing model, with a volatility of 345%, a risk free interest rate of 0.39% and a 0% dividend yield.  The warrants modification resulted in the warrants having additional fair value of $218,064 which was recorded as additional paid in capital and charged to other general and administrative expenses.

Presently, due to the lack of revenue we are not able to meet our operating and capital expenses. The success of our ability to continue as a going concern is dependent upon successful permitting of our sites, obtaining customers for water reclamation services, and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue through the first quarter of 2012.

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

Contractual Obligations and Commitments

The following table is a summary of contractual cash obligations for the periods indicated that existed as of September 30, 2011, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q:

	TOTAL	Less than 1 Year	1-2 years	3-5 years	More than 5 years
Conversion of outstanding bridge notes	727,903	727,903
Cash issuances of 2009 Notes	740,000	740,000
Cash issuances of 2010 Notes	705,000	705,000
Total 12% Convertible Notes	2,172,903	2,172,903
Less Unamortized Discount	(3,086)	(3,086)
GE Note	1,302,500	1,302,500
Deferred Compensation Notes	279,095	279,095	-
Other Financings	181,500	181,500
Total Commitments related to Notes Payable	3,932,912	3,932,912	-

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

There were no grants of employee stock options during the period from January 28, 2008 (date of inception) through September 30, 2011.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the above dilutive securities were exercised. As the Company realized a net loss for the three and nine months periods ended September 30, 2011 and 2010, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 1, 2011, the Company entered into a note modification with a holder (the "Holder") of $100,000 of the 2010 12% Convertible Notes that had previously matured. The agreement called for a $45,000 extension fee payable to the Holder, plus $15,900 of accrued interest, in consideration for not calling the debt, and resulted in total consideration payable to the holder of $160,900 that bears interest at 12% per annum. Additionally, the Company will issue 2,000,000 shares (the "Shares") of the Company's common stock to the Holder who will sell these shares for which the proceeds will reduce the Company's liability to the Holder. The Company has the right to settle the $160,900 liability in cash at any time and reclaim any remaining Shares provided to the Holder. The Company may be required to issue additional shares of its Common Stock to the Holder if the Holder's sales proceeds from selling the Shares is less than the $160,900 liability plus accrued interest payable. The Company accounted for this transaction by recognizing $45,000 of interest expense because the maturity date of the note was not extended. The 2,000,000 shares of common stock were issued in October of 2011, after the balance sheet date.

Item 3.  Defaults upon Senior Securities

       None.

Item 4.  Removed and Reserved

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

STW RESOURCES HOLDING CORP
(Registrant)

Date: November 21 , 2011	By:	/s/ Stanley T. Weiner
Stanley T. Weiner
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)