Form 10-K
period 2011-12-31
STW RESOURCES HOLDING CORP.
filed 2012-10-24
CIK 1357838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2011
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

STW RESOURCES HOLDING CORP.
 (Exact name of registrant as specified in its charter)

Nevada	20-3678799
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011 was $0.8 million computed by reference to the closing price of the registrant’s common stock as quoted on the OTC Pink on June 30, 2011, which was $0.025. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of October 10, 2012 the registrant had 85,558,598 shares of common stock, par value $0.001 per share outstanding.

STW RESOURCES HOLDING CORP.
FORM 10-K

-i-

PART I

This Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed by STW Resources Holding Corp. (f/k/a Woozyfly Inc. and STW Global, Inc.) with the Securities and Exchange Commission (the “SEC”) contains forward looking statements and information that are based upon beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in the filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" or the negative of these terms and similar expressions as they relate to the Company’s or Company’s management identify forward looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled "Risk Factors") relating to the Company’s industry, the Company’s operations and results of operations and any businesses that may be acquired by the Company. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

 Although the Company’s management believes that the expectations reflected in the forward looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes filed with this Annual Report on Form 10-K.

 In this Annual Report on Form 10-K, references to "we," "our," "us," the "Company," “STW”,  refer to STW Resources Holding Corp. (f/k/a Woozyfly Inc. and STW Global, Inc.), a Nevada corporation.

 ITEM 1.  BUSINESS

 Corporate History

The Company was organized September 11, 2003 under the laws of the State of Nevada, as GPP Diversified, Inc.  The business of the Company was to sell pet products via the Internet.  We were initially authorized to issue 25,000,000 shares of no par value common stock.  On November 9, 2005, we amended our articles of incorporation to increase our authorized capital to 100,000,000 shares with a par value of $0.001.  Concurrently, we changed our name from GPP Diversified, Inc. to Pet Express Supply, Inc.  On July 28, 2008, Pet Express Supply, Inc. entered into an Exchange Agreement with each of the shareholders of CJ Vision Enterprises, Inc., a Delaware corporation doing business as Woozyfly.com, pursuant to which we changed our corporate name to Woozyfly, Inc. , authorized the issuance of 10,000,000 blank check preferred shares and effectuated a 6:1 stock split.  On January 15, 2009, we ceased operations.

On May 12, 2009, the Company filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 case was being administered under the caption In re Woozyfly, Inc. Case No. 09-13022 (JMP) (the “Chapter 11 Case”). The Company continued to operate its business as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  In connection with the Chapter 11 Case, the Bankruptcy Court approved the arrangement pursuant to which MKM Opportunity Master Fund Ltd agreed to provide a DIP loan in the amount up to $100,000 (the “DIP Loan”).

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

On January 17, 2010, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with STW Acquisition, Inc. (“Acquisition Sub”), a wholly owned subsidiary of STW Resources, Inc. (“STWR” ) and certain shareholders of STWR controlling a majority of the issued and outstanding shares of STWR.  Pursuant to the Merger Agreement, STWR merged into the Acquisition Sub resulting in an exchange of all of the issued and outstanding shares of STWR for shares of the Company on a one for one basis. At such time, STWR became a wholly owned subsidiary of the Company.

 On February 9, 2010, the Court entered an order confirming the Second Amended Plan of Reorganization (the “Plan”) pursuant to which the Plan and the Merger Agreement were approved.   The Plan was effective February 19, 2010 (the “Effective Date”). The principal provisions of the Plan were as follows:

●	MKM, the DIP Lender, received 400,000 shares of common stock and 2,140,000 shares of preferred stock;
●	the holders of the Convertible Notes received 1,760,000 shares of common stock;
●	general unsecured claims received 100,000 shares of common stock; and
●	the Company’s equity interest was extinguished and cancelled.

On February 12, 2010, pursuant to the terms of the Merger Agreement, STWR merged with and into Acquisition Sub, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and STWR becoming a wholly-owned subsidiary of the Company, the Company issued an aggregate of 31,780,004 (the “STW Acquisition Shares”) shares of common stock to the shareholders of STWR at the closing of the Merger and all derivative securities of STWR as of the Merger became derivative securities of the Company including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

The par value of the exchanged shares changed from $0.00001 to $0.001.  All share amounts presented throughout this document reflect this change in par value.

Considering that, following the Merger, the shareholders of STWR control the majority of our outstanding voting common stock, and effectively succeeded our otherwise minimal operations to those that are theirs, STWR is considered the accounting acquirer in this reverse-merger transaction. Accordingly the Company has not recognized any goodwill or other intangible assets in connection with this reverse merger transaction.

Effective March 1, 2010, the Company changed its name to STW Global, Inc. in accordance with the Bankruptcy proceeding.  On March 3, 2010, the Company changed its name to STW Resources Holding Corp.  The name change was accomplished by merging a wholly owned subsidiary of the Company into the Company resulting in the Company being the surviving Company and changing the name of the Company.

The Company was the surviving and continuing entity of the Merger and the historical financials following the Merger are those of STWR.   The Company was a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to its acquisition of STWR pursuant to the terms of the Merger Agreement.  As a result of such acquisition, the Company’s operations are now focused on the provision of customized water reclamation services.  Consequently, management believes that the Merger has caused the Company to cease to be a shell company as it no longer has nominal operations.

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

STW’s expertise is applicable to several market segments including:

●	Gas shale hydro-fracturing flowback;
●	Oil and gas produced water;
●	Acid mine drainage (“AMD”);
●	Desalination;
●	Brackish water; and
●	Municipal wastewater.

Understanding water chemistry is the foundation of STW’s expertise.  STW will provide detailed chemical analysis of the input stream and of the process output that conforms to the various environmental and legal requirements and the needs of the customer. STW becomes an integral part of the water management process and provides a customized solution that encompasses analysis, design, and operations including pretreatment and transportation.  Simultaneously, STW evaluates the economic impact of this process to the customer. These processes will use technologies that fit our customer’s needs: fixed, mobile or portable; reverse-osmosis, membrane technology, chemical, other technologies, and any necessary pre-treatment, post-treatment. STW will also supervise construction, testing, and operation of these systems. Our keystone is determining and optimizing the most appropriate technology to effectively and economically address our customers’ particular requirements.  As an independent solutions provider STW is manufacturer-agnostic and is committed to the use of the right technology demanded by the design process.

Market Opportunities

Gas shale fracturing flowback water

STW is actively pursuing opportunities in all the major shale formations in the United States. The initial focus, in this sector, is the shale activity in the Permian and Delaware basins of west Texas.

Unconventional tight oil and gas shales such as the Wolfcamp Shale in West Texas require millions of gallons of fresh water to drill and stimulate a new well.  The water returns during the fracture flowback (“frac”) and production (“production”) with salts or total dissolved solids (“TDS”) at levels unfit for human consumption.  This flowback or produced water is typically disposed of through various means such as controlled injection into disposal wells.  STW will target the frac water market in the tight oil and gas formations first, and approach the produced water market for oil and gas production subsequently.

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

All of the wells were vertical and required stimulation about every three years with a new fracture.  Around 2001, the “slick water fracture” technique was developed. This change required larger volumes of fresh water (1.2 million gallons per fracture on a  well) to be used in the fracturing process, a friction reducing polymer additive, and low concentrations of a proppant in the hydraulic fracture fluid.  Wells using this modified technique now can economically produce oil and gas for over eight years without re-stimulation.  The fresh water is believed to dissolve salts from the shale over time and open up the natural fractures and fissures in the rock, allowing more oil and gas to be produced.  In 2003, horizontal drilling rigs were brought into the Barnett Shale and the slick water fracture volume increased from one to eight plus million gallons per well.  The slick water fracture technique has become the standard for most of the shale formations for stimulation of the wells.

This map illustrates the location of the major shale formations that are discussed below:

The Permian and Delaware Basins in West Texas

Producers in West Texas are facing the same water related problems as other producers are nationwide - a shortage of fresh water due to drought and municipality expansion. There are over 450 drilling rigs working in West Texas using approximately 8+ million gallons of fresh water monthly. The formations are shale and the discovery of several new shale formations, West Texas is considered to be one of the largest and most active oil and gas areas in the United States.

Eagle Ford Shale Formation

The Eagle Ford Shale is a recently discovered formation located in South Texas.  The development stage of the field is being done with thousands of wells to be drilled and completed annually. This area has limited supplies of fresh water, leading the Company to believe water reclamation will be a required solution in order for producers to access a sufficient supply of frac water in this market. Production of natural gas has been reported at levels in excess of 10 million cubic feet (“Mcf”) per day, and hundreds of barrels of condensate at some of the wells. The Company expects to intensify its efforts to address this market opportunity.

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

In a large number of the oil fields in the USA, secondary or tertiary means of handling produced water storage, such as water floods and steam floods, are typically utilized. These are operations where the produced water is used to maintain reservoir pressure, prevent subsidence, and sweep the zone to remove the oil. Most of these water floods utilize a fresh water source as a supply so that sufficient volumes are available. As these fields age, less water is required for the flood, so excess contaminated brines concentrate and require disposal. As this water could be reclaimed with STW proprietary systems believes that the market for reclaiming produced water outside the shale reclamation projects represents a considerable opportunity for the Company.

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

There are more than 450 drilling rigs operating in West Texas and each one will use approximately 8+ millions gallons of fresh water per month for drilling and fracking wells. In its current form, brackish water is unsuitable for oilfield use. By cleaning it in an economical way with STW technology, it may be used in the oilfield, thus reducing the strain on current fresh water supplies.

STW is also involved in several projects that will be cleaning brackish water for municipal and golf course use. This helps in the conservation of our fresh water resources.

With one of the worst droughts in our history, the use of treated brackish water is extremely popular and STW has successfully designed and engineered a system capable of processing this water very economically.

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

Process

STW’s proprietary systems and processes are predicated upon a thorough understanding of the customer’s water needs and related issues. This understanding is developed through a series of interactive discussions with the customer. The next phase is data gathering and analysis. STW collects samples at various locations and at different time intervals which are then tested at independent laboratories and analyzed by STW. Based upon this analysis, STW would recommend a solution using the most appropriate technologies and negotiate the acquisition and financing of these technologies as well as contracts with engineering procurement construction (“EPC”). Finally, STW oversees the EPC process and operates the facility.

STW’s processes are based upon a fundamental understanding of the core issue and developing an appropriate solution using our experience and expertise. It includes sampling and testing, analysis, design and as required by customers, implementation and operation. Some of the steps involved are described below:

●	The inlet water quality must be determined and measurement of Total Dissolved Solids (TDS), hardness, barium, strontium, bromine, sulfate and hydrocarbon concentrations are critical.
●	Multiple samples over time are taken to ensure consistency and accuracy of inlet water quality measurement.
●	An understanding and analysis of potential uses for the reclaimed water.
●	A site inspection to determine the various vessels needed such as tanks, pumps, pits, truck off loading racks, and engineering testing of the land.
●	An analysis of fluid volumes and their variability over time.
●	Length of time the water needs to be reclaimed at this site.
●	Determination of appropriate technology: fixed or mobile, evaporation, reverse osmosis or other.
●	Permitting as needed
●	An investigation of the handling of the concentrated brines and any other residue from the reclamation process.
●	Disposal options on the residue including potential use of the by-products.

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

Marketing & Sales

STW’s business proposition is to provide comprehensive, necessary water treatment solutions. We work closely with our customers to evaluate their water treatment needs, understand how these may change over time, assess the regulatory and economic factors and then design an optimal solution.  STW offers a broad array of technical solutions coupled with a service suite and financial structuring options that provide our customers with the ability to obtain a turnkey solution to their waste water disposal challenges.

Oil and Gas Shales: Most of the oil and gas producers in each of the shale formations are already well known to the Company.  STW personnel have developed many, and in some cases, long standing relationships with key personnel responsible for well completion and remedial operations at each gas producer.  STW monitors production plans at the producer level, the acreage acquisitions at the shale formations and trends that relate to the demand for water reclamation by region.  In addition, the Company maintains detailed databases that monitor drilling permits, rig counts and other key statistics that forecast gas production rates by geography.  These activities allow the Company to anticipate demand for its services and to prioritize its sales calling effort on those producers for whom fresh water supply is an issue or where shale water disposal pose the greatest challenges.

The foundation of the Company’s sales strategy is to become an integral part of its customer’s water management function.  This involves identifying and finding solutions to customer needs through a multi–step, consultative approach:

●	Evaluate drilling program and production expansion plans.
●	Identify and define fracture water supply needs and waste brine generation levels.
●	Study the flowback water volumes and chemistry over time.
●	Generate economic models jointly with producers, with full consideration of all costs of obtaining, utilizing, and disposing of the water.
●	Evaluate various water reclamation options, from equipment to logistics, and develop financial models for all the options.
●	Provide a customized presentation comparing present practices to all of the options of water reclamation available to the customer, for buy-in to the best scenarios.
●	Jointly develop a presentation of the best scenarios for water management (present and future) for use by upper management. Support the presentation as required.
●	Review and determine optimal system design, location and financial structure.
●	Develop a time line for water reclamation implementation.
●	Execute definitive off-take and/or other agreements satisfactory to all parties.

STW is able to facilitate this part of the sales process through its detailed knowledge of the oil and gas drilling, fracking and production process and economics, shale formation geology, frac water chemistry, well completion techniques and logistics and regional regulatory landscapes. This expertise reduces the time required during the evaluative stage of the sales process and fosters a positive working relationship with our customers.  STW then works together with its engineering and manufacturing partners to complete the technical solution, develop ancillary system requirements (balance of plant) evaluate cost and operating data, model the financial performance of the system and define remaining project parameters and an installation timeline.

Water reclamation is a new paradigm for oil and gas producers. Educating them about the economic, environmental and political benefits is key to long-term adoption.

Competition

In the oil and gas industry, current fracturing and produced water disposal methods – deep injection wells and surface water disposal – represent the Company’s greatest source of competition.

Brine Discharge / Deep Injection Wells

In many gas shale fields, disposal through a deep injection well offers a cost-effective (though environmentally questionable) alternative to water reclamation.  If suitable geology exists, high TDS flowback waters can be disposed by injection into a deep discharge well.  There are operative brine discharge wells in each of the major shale formations.

Number of Employees

As of October 10, 2012, other than our one executive officer, presently we do not have any full time employees.

Our Website

Our website address is www.stwresources.com. Information found on our website is not incorporated by reference into this report.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors and the other information included in this annual report on Form 10-K, as well as the information included in other reports and filings made with the SEC, before investing in our common stock. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

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

The report of our independent registered public accounting firm on our 2011 consolidated financial statements contains a going concern modification, and we will need additional financing to execute our business plan, fund our operations and to continue as a going concern, which additional financing may not be available on a timely basis, or at all.

We have limited remaining funds to support our operations. We have prepared our consolidated financial statements in this Form 10-K on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We will not be able to execute our current business plan, fund our business operations or continue as a going concern long enough to achieve profitability unless we are able to secure additional funds. The Report of Independent Registered Public Accounting Firm on our December 31, 2011 consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. However, in order to sustain and improve operations, we will need to secure additional funds. If adequate financing is not available, we will not be able to sustain operations. In addition, if one or more of the risks discussed in these risk factors occur or our expenses exceed our expectations, we may be required to raise further additional funds sooner than anticipated.

We will be required to pursue sources of additional capital to fund our operations through various means, including equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. However, we may be unable to obtain such financings on reasonable terms, or at all.   Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. In addition, if we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial results.  As a result, there can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs prior to the end of 2013, we may be required to cease operations.

STW’s results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

STW has a deficit accumulated since January 28, 2008 (Inception) through December 31, 2011 of $13,723,704.  In addition, as of December 31, 2011, STW had total liabilities of $7,937,569 and total assets of $34,007.

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

Our operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Various permits from government bodies are required for our operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. We generally maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

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

We will require additional financing for our operations, to purchase equipment and to establish a customer base.  We anticipate that we will require a minimum of $3.0 to $5.0 million in additional capital over the next six months to pursue our business plan.  We cannot assure you that we will obtain any additional financing through any other means.  Additional financing may not be available to us on acceptable terms, if at all.  Unless we raise additional financing, we will not have sufficient funds to complete the purchase of equipment and commercialization of our services.  As of the date of the Annual Report, we have no firm commitments for additional capital.

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

Our executive officers, directors and shareholders holding in excess of 5% of our issued and outstanding shares, beneficially own over 80.7% of our common stock as of October 10, 2012. Under our Articles of Incorporation and Nevada law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action.  As a result, these individuals will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions.

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

Our common stock is traded on the OTC Pink under the symbol STWS. Our common stock is not actively traded and the price of our common stock may be volatile.  Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

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

Our directors, executive officers and principal stockholders, and their respective affiliates, will beneficially own approximately 80.7% of our outstanding shares of common stock as of October 10, 2012. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

The Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2011 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with the assessment described above, management identified the control deficiencies that represent material weaknesses at December 31, 2011. See "Item 9 Controls and Procedures" for more detailed discussion.

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

We recently became a public company and subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act. Prior to February 2010, we had not operated as a public company and the requirements of these rules and regulations will likely increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. Prior to the date of this annual report, we had not filed our annual report for the fiscal year ended December 31, 2012 and we have not filed a quarterly report for the first and second quarters ended March 31, and June 30, 2012.  The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our chief executive officer and  chief financial officer determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results. The Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2011 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with the assessment described above, management identified the control deficiencies that represent material weaknesses at December 31, 2011. See "Item 9. Controls and Procedures" for more detailed discussion.  Notwithstanding the foregoing, management reviewed the financial statements and underlying information included in this annual report on Form 10-K and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects.

In order to achieve effective internal controls, we may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

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

 ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITES

Our common stock qualified for quotation on the Over-the-Counter Bulletin Board under the symbol “STWS” on November 19, 2010.  The stock currently trades on the OTC Pink under the symbol “STWS”. The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

The closing price of our common stock on the OTC Pink on October 10, 2012, was $0.05 per share.

The following table sets forth the range of high and low bid quotations as reported on the OTC Bulletin Board and the OTC Pink for the periods indicated.

Year Ended December 31, 2011	High	Low
Quarter ended March 31	$0.75	$0.12
Quarter ended June 30	0.23	0.02
Quarter ended September 30	0.13	0.01
Quarter ended December 31	0.06	0.01

Year Ended December 31, 2010	High	Low
Quarter ended December 31	1.00	0.50

Holders of Common Stock

As of October 10, 2012, we had 221 holders of record of our common stock.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business. There are no restrictions in our certificate of incorporation or by-laws on declaring dividends.

Recent Sales of Unregistered Securities

On September 1, 2011, the Company entered into a note modification (see Note 4 in the accompanying consolidated financial statements) with a holder of $100,000 of the 2010 12% Convertible Notes that had previously matured. The agreement called for issuance of 2,000,000 shares of the Company's common stock to the note holder who will sell these shares for which the proceeds will reduce the Company's liability to the Holder.  On March 20, 2012, the Company issued an additional 3,000,000 shares of its common stock to the note holder.

On March 23, 2012, the Board of Directors agreed to exchange their accrued compensation for shares of the Company’s common stock. Total accrued compensation as of that date was $1,473,900 which was converted at a price per share of $0.05, and 29,478,000 shares were issued. Furthermore, for consulting services to the Company, the Board authorized the issuance of 16,950,000 shares of common stock to various consultants, of which, 5,000,000 shares have been issued to Mr. Stan Weiner, the Company’s Chief Executive Officer. On March 23, 2012, the Board authorized the issuance of 425,000 shares of the Company’s common stock to its Advisory Board members and an additional 18,750 shares to a consultant.

Between June and September 2012, the Company issued to certain accredited investors, new 14% Convertible Notes with a principal amount of $200,000. These notes have the same terms as the 14% Notes issued in 2011 (see Note 4 in the accompanying consolidated financial statements). In addition, the investors also received warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.20 and exercisable for a period of two years from the date of issuance. The Company incurred cash fees of $20,000 and issued 50,000 warrants under the same terms.

All other sales of unregistered securities have been previously reported in a Form 8-K.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2011.

Remaining Available
	Number of		for Number of
	Shares of		Future Issuance
	Common Stock	Weighted-	Under Equity
	to be issued	Average	Compensation Plans
	upon Exercise of	Price of	(excluding securities
Plan Category	Outstanding Options (a)	Outstanding Options	reflected in column (a)) c)

Equity Compensation Plans Approved by Stockholders	-	$-	-
Equity Compensation Plans Not Approved by Stockholders			-

Total	-	$-	-

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

Overview

The Company is a development stage corporation formed to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas.  The Company has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana and the Appalachian Basin of Pennsylvania and West Virginia.  The Company, in conjunction with energy producers, operators, various state agencies and legislators, is working to create an efficient and economical solution to this complex problem.  The Company is also evaluating the deployment of similar technology in the municipal wastewater industry.

The Company’s operations are located at 619 W. Texas Ave Ste 126, Midland, TX 79701.

On January 17, 2010, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with STW Acquisition, Inc. (“Acquisition Sub”), a wholly owned subsidiary of STW Resources, Inc. (“STWR”) and certain shareholders of STWR controlling a majority of the issued and outstanding shares of STWR. Pursuant to the Merger Agreement, STWR merged into Acquisition Sub resulting in an exchange of all of the issued and outstanding shares of STWR for shares of the Company on a one for one basis. At such time, STWR became a wholly owned subsidiary of the Company.

On February 9, 2010, the Court entered an order confirming the Second Amended Plan of Reorganization (the “Plan”) pursuant to which the Plan and the Merger Agreement were approved.   The Plan was effective February 19, 2010 (the “Effective Date”). The principal provisions of the Plan were as follows:

●	MKM, the DIP Lender, received 400,000 shares of common stock and 2,140,000 shares of preferred stock;
●	the holders of the Convertible Notes received 1,760,000 shares of common stock;
●	general unsecured claims received 100,000 shares of common stock; and
●	the Company’s equity interest was extinguished and cancelled.

On February 12, 2010, pursuant to the terms of the Merger Agreement, STWR merged with and into Acquisition Sub, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and STWR becoming a wholly-owned subsidiary of the Company, the Company issued an aggregate of 31,780,004 shares of common stock ("the STW Acquisition Shares") to the shareholders of STWR at the closing of the merger and all derivative securities of STWR as of the Merger became derivative securities of the Company including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

Considering that, following the Merger, the shareholders of STWR control the majority of our outstanding voting common stock and we effectively succeeded our otherwise minimal operations to those that are theirs, STWR is considered the accounting acquirer in this reverse-merger transaction.   Accordingly, we have not recognized any goodwill or other intangible assets in connection with this Merger.  STW is the surviving and continuing entities and the historical financials following the reverse merger transaction will be those of STWR.  We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of STW pursuant to the terms of the Merger Agreement.  As a result of such acquisition, our operations our now focused on the provision of customized water reclamation services.  Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations.

The Report of Independent Registered Public Accounting Firm to our December 31, 2011 consolidated financial statements includes an explanatory paragraph stating that the recurring losses and negative cash flows from operations since inception and our working capital deficiency at December 31, 2011 raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Developments

On or about May 22, 2008, STWR, a predecessor company of the Company entered into a Teaming Agreement, as amended, with GE Ionics, Inc., a Massachusetts corporation (“GE”) (STWR and GE are collectively referred to as the “Parties”). On or about April 4, 2008 STWR and GE entered into a Purchase Order (the “Purchase Order”), pursuant to which there was due and unpaid a debt by STWR to GE in the amount of $11,239,437 as of August 31 2010, (the “Original Debt”).

On August 31, 2010, the Parties entered into a Settlement Agreement pursuant to which GE permitted the Company to substitute for STWR as to all rights and obligations under the Purchase Order (including the Original Debt) and Teaming Agreement, and such that to fully discharge STWR’s financial obligations to GE under the Purchase Order, the Company shall pay GE $1,400,000 pursuant to a senior promissory note (the “Note”). The Note bears interest at a rate of the WSJ Prime Rate (as published daily in the Wall Street Journal) plus two percent (2%) per annum.  Under the terms of the Note, the Company has thirteen months to pay off the Note plus all accrued interest thereon.  In addition, upon the consummation of a debt or equity financing following the execution of the Note, the Company shall pay GE thirty percent (30%) of the gross proceeds of any equity investments in or loans to the Company or any affiliated entity until the Note is paid in full, including all accrued interest thereon.

On September 29, 2011, the Parties agreed to extend the maturity date of the Note from September 30, 2011 to October 30, 2011.

On October 30, 2011, the Parties entered into an amendment to the settlement agreement, effective October 1, 2011, pursuant to which, among other things, the Parties agreed as follows: (i) the Company will have until September 1, 2013 to pay GE $2,100,000 plus interest accrued after October 1, 2011 under the Note in accordance with its terms, (ii) upon the consummation and closing of a debt or equity financing following the execution of the Note, the Company shall pay GE thirty percent (30%) of any and all tranches (“Tranches” being defined as the cash receipts of the proceeds of any equity investments in or loans to the Company or any affiliated entity by third parties, but excluding any conversions of pre-existing debt to equity by any of the Company’s then current convertible note holders or creditors) until the Note is paid in full, including all accrued interest, provided the Company shall not be obligated to pay GE upon, among other things, the following: (a) short term commercial paper of $200,000 or less, up to a cumulative maximum of $500,000 through December 31, 2012, (b) commercial equipment leasing whereby GE is taking a secured interest in the purchased equipment, (c) proceeds from project, lease and equipment funding to any subsidiary of the Company provided the Company does not receive any proceeds of such funding and (d) a one-time general exception for $1,500,000 of new equity financing of the Company, (iii) the Company shall begin making a regular series of installment payments as follows: (a) $10,000 per month beginning on January 1, 2012, and (b) $15,000 per month beginning on June 1, 2012 through the maturity date of the note and (iv) the Company shall be able to prepay the Note, without interest, on or before the maturity date. As of the date of this filing, no payments have been made, the Company is in default and GE has the right to accelerate the maturity of the note and demand immediate payment.

In November 2011, the Company commenced an offer to exchange the outstanding principal and accrued interest on the 12% Convertible Notes with new 14% Convertible Notes (the “2011 14% Convertible Notes”).  The holders of the 12% Convertible Notes were also offered an opportunity to purchase additional 2011 14% Convertible Notes for cash. Each 2011 14% Convertible Note is convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.08 per share (the “14% Note Conversion Price”).   The 2011 14% Convertible Notes bear interest at 14% per annum (6% cash interest and 8% paid-in-kind “PIK” interest) and mature 24 months from the date of issuance.  Warrants associated with the 12% Convertible Notes (the “12% Warrants”) were exchanged for new warrants to purchase three times the number of common shares of the Company that could be purchased with the 12% Warrants.  The new warrants are exercisable for a period of two years from the date of issuance at an exercise price of $0.20 per share.  Through December 31, 2011, the Company had issued a total of $2,481,235 face value of its 14% Convertible Notes in exchange for $235,000 cash, $1,657,903 of principal of the 12% Notes, $125,000 of short-term notes payable, $463,332 of accrued interest and other expenses.

During February 2012, the Company issued to certain accredited investors (the “Investors”) revenue participation interest notes with a principal amount of $165,000 (the “March 2012 Notes”). These March 2012 Notes mature on January 21, 2017 and carry an interest rate of 12%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish and/or produced water. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received 2 times their investment amount, 10% of the net revenues thereafter until such time as they have received an additional $295,000 at which time the March 2012 Notes are retired in full. The Investors received warrants to purchase 165,000 shares of the Company’s common stock. These warrants have an exercise price of $0.20 and a two year maturity. The Company incurred cash fees of $16,500 and issued 16,500 warrants under the same terms as those received by the Investors.

On March 20, 2012, pursuant to a debt settlement agreement (see Note 4 in the accompanying consolidated financial statements), the Company issued 3,000,000 shares of its common stock to a note holder who will sell these shares, and the net proceeds will reduce the Company's liability to the note holder.

On March 23, 2012, the Board of Directors agreed to exchange their accrued compensation for shares of the Company’s common stock. Total accrued compensation as of that date was $1,473,900 which was converted at a price per share of $0.05, and 29,478,000 shares were issued. Furthermore, for consulting services to the Company, the Board authorized the issuance of 16,950,000 shares of common stock to various consultants, of which, 5,000,000 shares have been issued to Mr. Stan Weiner, the Company’s Chief Executive Officer. On March 23, 2012, the Board authorized the issuance of 425,000 shares of the Company’s common stock to its Advisory Board members and an additional 18,750 shares to a consultant.

In May 2012, the Company entered into a subscription agreement with accredited investors pursuant to which the Company sold 1,000,000 Units, each Unit consisting of one share of the Company’s common stock par value $0.001 and a warrant to purchase 0.375 shares of the Company’s common stock (the “Warrants”) for aggregate consideration of $50,000. The Warrants shall be exercisable for a period of two years from the date of issuance at an initial exercise price of $0.20. The Company incurred cash fees of $5,000 and issued 150,000 warrants under the same terms.

Between June and September 2012, the Company issued to certain accredited investors, new 14% Convertible Notes with a principal amount of $200,000. These notes have the same terms as the 14% Notes issued in 2011 (see Note 4 in the accompanying consolidated financial statements). In addition, the investors also received warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.20 and exercisable for a period of two years from the date of issuance. The Company incurred cash fees of $20,000 and issued 50,000 warrants under the same terms.

On September 6, 2012, the Company announced that it had signed a contract with Ranchland Hills Golf Club, Midland, TX, to design, build and deliver a proprietary water desalinization facility to produce 700,000 gallons of water a day by converting brackish well water into the equivalent of rain water to maintain the greens and fairways of the golf course.  Under terms of the agreement, STW has received a down payment and will collect additional manufacturing milestone payments to engineer and install customized equipment that adds proprietary technology and chemicals to a desalinization membrane technology to increase the amount of fresh water recovered and lower the cost of operation. The equipment is to be delivered in 10-12 weeks.

Plan of Operations

For the next twelve months, our current operating plan is focused on providing water reclamation services to oil & gas producers and other commercial ventures in Texas. Water reclamation services include treating brackish water for use in fracking operations, landscaping and other commercial applications and reclaiming produced water.

As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations. Our continuation as a going concern subsequent to the year ended of 2011 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. Based on our current business plan, we currently estimate we will need up to an additional $3 million of new capital to execute our business plan through the year ended 2012.  There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

The downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek additional financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

For the years ended December 31, 2011 and 2010, the Company generated no revenues.

Operating Expenses

Our operating expenses for the year ended December 31, 2011 were $1,951,797 and consisted of salaries and benefits ($11,317), legal and professional fees ($544,429), board compensation ($1,196,150), share-based compensation expense ($52,000) and other administrative expenses including travel to the prospective sites ($147,901).  Our expenses for the year ended December 31, 2010 were $2,689,699, and consisted of salaries and benefits ($81,337), legal and professional fees ($2,134,123), share-based compensation ($312,500) and $(161,739) in other administrative expenses including travel to the prospective sites. The reason for the decrease in comparing the year ended December 31, 2011 to the same period for 2010 was due to the fact that the Company refocused operations on water reclamation opportunities in Texas. Once the Company obtains contracts for water reclamation, of which there is no guarantee, the Company expects to hire additional employees to commence its operations.

Other Income / Expense

For the year ended December 31, 2011, we had a loss on extinguishment of liabilities, net of $(823,573), loss on disposition of assets of $(60,749), interest expense of $(572,421) and change in fair value of derivative liabilities of $606,293.  For the year ended December 31, 2010, we had a loss on disposition of assets of $(5,329,624), interest expense of ($1,923,176) and change in fair value of derivative liabilities of $546,041.  The loss on extinguishment of liabilities in 2011 was primarily due to the modification of the GE Note. The decrease in interest expense in 2011 when compared to 2010 is because of a reduction in the amortization of debt discount and because of a reclassification of capitalized interest in 2010 to interest expense.  In 2010, the Company canceled an order for equipment and recorded a loss on disposition of the asset.

Net Loss

Net loss for the years ended December 31, 2011 and 2010 was $2,819,743 and $9,396,458, respectively.

Liquidity and Capital Resources

As of December 31, 2011, we had current assets of $34,007 including cash of $7,187, and current liabilities of $5,500,199.   As of December 31, 2010, we had current assets of $93,655 including cash of $6,696 and current liabilities of $5,286,542.

Operating Activities

Our operating activities resulted in net cash used in operations of $359,509 for the year ended December 31, 2011 compared to net cash used in operations of $811,325 for the year ended December 31, 2010.  The net cash used in operations for the year ended December 31, 2011 reflects a net loss of $2,819,743 offset by depreciation of $3,962, amortization of debt discount and debt issuance costs of $185,970, loss on extinguishment of liabilities, net of $823,573, change in fair value of derivative instruments of $(606,293), accounts payables and other accrued expenses of $1,882,396 and other minor factors.  The net cash used in operations of $811,325 for the year ended December 31, 2010 reflects a net loss of $9,396,458 offset by depreciation of $2,622, amortization of debt discount & issuance costs of $901,714, share based compensation of $312,500, the estimated fair value of equity issued for services of $1,617,188, a loss on disposition of assets of $5,329,624, change in fair value of derivative instruments of $(546,041),  account payables and other accrued expenses of $1,005,767 and other minor factors.  The reason for the decrease in comparing the year ended December 31, 2011 to the same period for 2010 was due to the fact that the Company refocused operations on water reclamation opportunities in Texas.

Investing Activities

Our investing activities did not generate any cash flows for the years ended December 31, 2011 and 2010.

Financing Activities

Our financing activities resulted in a cash inflow of $360,000 for the year ended December 31, 2011 and $806,400 for the year ended December 31, 2010, which represents both issuances of convertible notes payable and sales of equity by the Company, offset by repayment of notes payable and the payment of debt issuance costs.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

Revenue generated for the year ended December 31, 2010 and 2009 was $0 and $34,000, respectively. Revenues for 2009 were generated in conjunction with a test of our technology for a potential customer.

Cost of Sales

Cost of sales for the year ended December 31, 2010 and 2009 was $0 and $35,355, respectively.

Expenses

Our expenses for the year ended December 31, 2010 were $2,689,699 and consisted of salaries and benefits ($81,337), legal and professional fees ($2,134,123), share-based compensation ($312,500) and $(161,739) in other administrative expenses including travel to the prospective sites.   Our expenses for the year ended December 31, 2009 were $3,532,041, and consisted of  salaries and benefits ($1,654,659), legal and professional fees ($873,050), share-based compensation ($600,300) and ($404,032) in other administrative expenses including travel to prospective sites. The reason for the decrease comparing the year ended December 31, 2010 to the same period for 2009 was due to the fact that the Company refocused operations on the process for permitting sites in Pennsylvania. The Company decreased its operations from six employees to one employee during this process.

Other Income / Expense

For the year ended December 31, 2010, we had a loss on disposition of the assets of $(5,329,624), interest expense of ($1,923,176) and change in fair value of derivative liabilities of $546,041. For the year ended December 31, 2009, we had interest expense of $(895,161) and change in fair value of derivative liabilities of $5,029,533. The increase in interest expense in 2010 when compared to 2011 is primarily because of a reclassification of capitalized interest in 2010 to interest expense pursuant to the cancellation of the equipment purchase order with GE.  In 2010, the Company canceled an order for equipment and recorded a loss on disposition of the asset.

Net (Loss) Income

Net (loss) income for the year ended December 31, 2010 and 2009 was $(9,396,458) and $600,976 respectively.

Liquidity and Capital Resources

As of December 31, 2010, we had current assets of $93,655 including cash of $6,696 and current liabilities of $5,286,542.   As of December 31, 2009, we had current assets of $112,480 including cash of $11,621 and current liabilities of $11,988,860.

Operating Activities

Our operating activities from continuing operations resulted in a net cash used by operations of $811,325 for the year ended December 31, 2010 compared to net cash used by operations of $995,940 for the year ended December 31, 2009.  The net cash used by operations for the year ended December 31, 2010 reflects a net loss of $9,396,458 offset by depreciation of $2,622, amortization of debt discount & issuance costs of $901,714, share-based compensation of $312,500, the estimated fair value of equity issued for services of $1,617,188, a loss on disposition of assets of $5,329,624, change in fair value of derivative instruments of $(546,041), account payables and other accrued expenses of $1,005,767 and other minor factors. The net cash used by operations for the year ended December 31, 2009 reflects a net income of $600,976 offset by depreciation of $21,633, amortization of debt discount & issuance costs of $720,023, shares issued for deferred compensation of $1,123,851, share-based compensation of $600,300, the estimated fair value of equity issued for services of $402,151, change in fair value of derivative instruments of $(5,029,533), account payables and other accrued expenses of $432,930 and other minor factors.

Investing Activities

Our net cash used in investing activities were $0 for the year ended December 31, 2010 and $3,387 for the year ended December 31, 2009.  Cash used in investing activities for the year ended December 31, 2009 principally represents acquisition of property and equipment offset by proceeds from the sale of assets.

Financing Activities

Our financing activities resulted in a cash inflow of $806,400 for the year ended December 31, 2010 and $993,309 for the year ended December 31, 2009, which represents both issuances of notes payable and sales of equity by the Company.

Going Concern

Our consolidated financial statements (included elsewhere in this report) have been prepared on a going concern basis.  The Company from Inception (January 28, 2008) through December 31, 2011, has not had any significant revenues.  The Company has no significant operating history as of December 31, 2011, has accumulated losses of $13.7 million and negative cash flow from operations of $3.9 million since inception. From Inception (January 28, 2008) through December 31, 2011, management has raised net equity and debt financing of $8.8 million to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

Share Based Compensation

Since Inception (January 28, 2008), the Company issued 8.4 million shares of the Company’s common stock to directors, employees and certain consultants.  As of December 31, 2011, 400,000 of these shares have been forfeited.   During the period from Inception (January 28, 2008) through December 31, 2008, the Company recognized $233,493 in compensation cost associated with the issuance of these shares.  For the years ended December 31, 2011, 2010 and 2009 the Company recognized compensation expense of $52,000, $312,500 and $600,300 respectively.  At December 31, 2011, the Company had no remaining compensation cost to be recognized related to these issuances.

Warrants

As of December 31, 2011, the Company had 29,803,434 warrants outstanding to acquire the Company’s common stock.

Presently, due to the lack of revenue we are not able to meet our operating and capital expenses. The success of our ability to continue as a going concern is dependent upon successful permitting of our sites obtaining customers for water reclamation services, and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue through the fourth quarter of 2012.

The financial requirements of our Company will be dependent upon the financial support through credit facilities and additional sales of our equity securities.  .  There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

The downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek additional financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Contractual Obligations and Commitments

The following table is a summary of contractual cash obligations for the periods indicated that existed as of December 31, 2011, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

	Total	Less than	1-2 Years	3-5 Years	More than
		1 Year			5 Years
12% Convertible Notes	$516,415	$516,415	$-	$-	$-
GE Note	2,197,592	2,197,592	-	-	-
Deferred Compensation Note	348,869	348,869	-	-	-
Other Notes	164,693	164,693	-	-	-
14% Convertible Notes	2,510,136	-	2,510,136	-	-

Total obligations	$5,737,705	$3,227,569	$2,510,136	$-	$-

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this Annual Report, are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in the notes to the audited consolidated financial statements contained elsewhere in this Annual Report. Included within these policies are our “critical accounting policies.” Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition.

We believe that the critical accounting policies that most impact the consolidated financial statements are as described below.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany balances and transactions.

Share Based Compensation

The Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 718 “Stock Compensation” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The effective date for the Company’s application of ASC Topic 718 was January 28, 2008 (date of inception).

There were no grants of employee options during the period from January 28, 2008 (date of inception) through December 31, 2011.  There were no unvested options outstanding as of the date of the Company’s adoption of ASC Topic 718.

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

Beneficial Conversion Features and Debt Discounts

If a conversion feature of conventional convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount. The convertible debt is recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the effective interest rate method.

Derivative Liabilities

Certain of the Company’s embedded conversion features on debt and issued and outstanding common stock purchase warrants, which have exercise price reset features, are treated as derivatives for accounting purposes. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants and embedded conversion features using Black-Scholes.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company’s common stock for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

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

At Inception (January 28, 2008), the Company implemented the accounting guidance for uncertainty in income taxes using the provisions of ASC Topic 740 ,which is intended to clarify the accounting for income taxes prescribing a minimum recognition threshold for a tax provision before being recognized in the consolidated financial statements. This guidance also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result, the Company has concluded that it does not have any unrecognized tax benefits or any additional tax liabilities after applying this guidance.  The adoption of this guidance therefore had no impact on the Company’s consolidated financial statements.

New Accounting Pronouncements

In June 2011, the FASB updated the accounting guidance on alignment of disclosures for U.S. GAAP and the International Financial Reporting Standards (“IFRS”) by updating ASC Topic 820 entitled “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, relating to presentation of fair value measurements reported in financial statements. The updated guidance requires companies to align fair value measurement and disclosure requirements between U.S. GAAP and IFRS. The updated guidance is effective beginning in our fiscal 2012 year and earlier adoption is not permitted. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2011, 2010 and 2009, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

At the time of the Reverse Merger, Weaver & Tidwell L.L.P. (the “Weaver Tidwell”) was the independent auditor of record for Acquiree. Accordingly, on February 12, 2010 (the “Engagement Date”), by reason of the Reverse Merger, Weaver Tidwell became the principal independent accountant for the Company.  Therefore, on April 2, 2010, the Board of Directors of the Company dismissed Weaver & Martin LLC (the “Former Auditor”) from its position as the principal independent accountant for the Company.

On April 2, 2010 (the “Dismissal Date”), the Company advised the Former Auditor that it was dismissed as the Company’s independent registered public accounting firm.  The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on April 2, 2010.  Except as noted in the paragraph immediately below, the reports of the Former Auditor on the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of the Former Auditor on the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company had recurring losses from operations.

During the years ended December 31, 2009 and 2008 and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

During the years ended December 31, 2009 and 2008 and through the Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has requested that Former Auditor furnish it with a letter addressed to the SEC stating whether it agrees with the above statements.  A copy of this letter is incorporated by reference to Exhibit 16.1.

As explained above, on the Engagement Date, Weaver Tidwell assumed the position of the principal independent accountant for the Company.  During the 2010, 2009 and 2008 fiscal years and through the Engagement Date, the Company has not consulted with Weaver Tidwell regarding either:

1.
application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that Weaver Tidwell concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

On January 25, 2012, the Company was notified that its principal independent accountant, Weaver Tidwell, had resigned as the independent auditors for the Company and its subsidiaries, effective immediately.

Weaver Tidwell’s reports on the Company's financial statements for the fiscal year ended December 31, 2010 and 2009 contained an explanatory paragraph indicating that there was substantial doubt as to the Company’s ability to continue as a going concern. Other than such statement, no reports of Weaver Tidwell on the financial statements of the Company for either of the past two years and through January 25, 2012 contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s 2010 and 2009 fiscal years and through January 25, 2012: (i) there have been no disagreements with Weaver Tidwell on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weaver Tidwell, would have caused it to make reference to the subject matter of the disagreement in connection with its reports and (ii) Weaver Tidwell did not advise the Company of any of the events requiring reporting in this Current Report on Form 8-K under Item 304(a)(1) of Regulation S-K.

The Company provided to Weaver Tidwell the disclosure contained herein and requested Weaver Tidwell to furnish a letter addressed to the SEC stating whether it agrees with the statements made by the Company herein and, if not, stating the respects in which it does not agree. A copy of such letter is attached hereto as Exhibit 16.2.

On April 4, 2012, the Audit Committee of the Board of Directors authorized the engagement of KMJ Corbin & Company LLP ("KMJ"), a California CPA firm, with offices at 555 Anton Blvd, Suite 1000, Costa Mesa, CA, as the Company’s new independent registered public accounting firm for the 2012 and 2011 fiscal years.  The decision to change accountants was recommended and approved by the Company's Board of Directors, effective March 30, 2012.  During the two most recent fiscal years ended December 31, 2010 and 2009 and for the subsequent interim period through April 4, 2012, KMJ has not been engaged as independent accountants to audit the consolidated financial statements of the Company, nor has it been consulted regarding the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any matter that was the subject of a disagreement or reportable event as defined in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

 We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of us;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

The Company restated its consolidated financial statements and other financial information for the years ended December 31, 2010 and 2009, and the quarters ended March 31, 2009, June 30, 2009, September 30, 2009, March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2011, June 30, 2011 and September 30, 2011, as a result of the Company’s determination that the original accounting for certain of its unit and convertible note offerings failed to appropriately record separate derivative treatment for the conversion option and the warrants issued. See the accompanying Notes to the 2011 consolidated financial statements for more information.

In connection with the restatement our Principal Executive Officer and Principal Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2011. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following six material weaknesses which have caused management to conclude that, as of December 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.
We do not have written documentation of our internal control policies and procedures. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and had concluded that the control deficiency that resulted represented a material weakness.

2.
We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We had not effectively implemented comprehensive entity-level internal controls.

4.	We did not have a sufficient complement of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP.

5.	We did not implement financial controls that were properly designed to meet the control objectives or address all risks of the processes or the applicable assertions of the significant accounts.

6.
Due to material weaknesses identified at our entity level controls we did not test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis.

Remediation of Material Weaknesses.  While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US  GAAP, based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•	We are in the process of further enhancing our internal finance and accounting organizational structure, which includes hiring additional resources.

•	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

•
We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated. We expect to complete this process during our annual testing for fiscal 2012.

Management has reviewed the consolidated financial statements and underlying information included herein in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

 ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages and positions of our directors and executive officers as of October 10, 2012, are as follows:

Name	Age	Position
Stanley Weiner	58	Chief Executive Officer, President, Principal Financial and Accounting Officer and Chairman of the Board of Directors
Joseph O’Neill	65	Director
Hon Bill Carter	81	Director
Manfred Birnbaum	80	Director
Paul DiFrancesco	47	Director
Dale F. Dorn	68	Director
D. Grant Seabolt, Jr.	58	Director

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

Manfred Birnbaum, Director

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

Paul DiFrancesco, Director

Paul C. DiFrancesco has over twenty years of experience in the financial sector.  Mr. DiFrancesco is currently a Managing Director at Ascendiant Capital, a registered broker-dealer that provides investment banking services to emerging growth companies.  Prior to joining Ascendiant Capital, Mr. DiFrancesco was a Partner at Viewpoint Securities. In 2001, Mr. DiFrancesco co-founded and was the President of Decision Capital Management, LLC.  Prior to co-founding Decision, Mr. DiFrancesco was Senior Managing Director of Preferred Capital Markets in San Francisco.  During Mr. DiFrancesco's tenure, Preferred Capital Markets was named by Fortune Magazine several years running, as one of the top 100 fastest growing private companies.  In 1995, Mr. DiFrancesco joined Apodaca-Johnston Investment Group as Managing Director and as a member of the Investment Committee.  In 1990, Mr. DiFrancesco joined Torrey Pines Securities, where he built and managed the trading desk.

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

D. Grant Seabolt, Jr., Director

Mr. Seabolt is an "AV" Preeminent® rated, 33-year law practitioner with the  Dallas, Texas based Seabolt Law Group, where he advises entrepreneurs, start-up companies and mature companies in business transactions, including mergers and acquisitions, capital raising, securities law and corporate finance.  He also represents U.S.A. clients in foreign business transactions and foreign clients in the U.S.A.  He is retired from the Marine Corps Reserves (attaining rank of Colonel in the Reserves as an International Law Specialist for Europe and Africa). He holds an LL.M (International Law, with highest honors ) from the National Law Center of the George Washington University, 1984; a J.D. from the Univ. of Alabama School of Law, 1979; and a B.A. (Accounting) from Birmingham-Southern College, 1976. Mr. Seabolt currently serves as the Company’s Outside General Counsel and Corporate Secretary, and serves on the Company’s Audit, Compliance and Compensation Committees.

Family Relationships

None.

Board Qualifications

The Board believes that each of our directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board. When evaluating candidates for election to the Board, the Company seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.

 To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.
●
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●
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

Director Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.  We compensate directors through the grant of 200,000 shares of common stock and the payment of a cash fee equal to $1,000 plus travel expenses for each board meeting attended, and $75,000 per year as compensation for serving on our board of directors.

The following table sets forth summary information concerning the total compensation paid or payable to our directors for services to our company.

Year Ended December 31, 2011
	Fees Earned or	Shares Granted (2)
Name	Paid in Cash (1)
Stanley T. Weiner	$235,000	-
Paul DiFrancesco	215,000	-
Bill Carter	235,000	-
Joseph O'Neill	235,000	-
Manfred Birnbaum	118,500	-
Dale Dorn	81,000	-
Grant Seabolt	-	200,000
R. Tibaut Bowman (3)	54,400	-

(1) Fees for the period 2008 through 2010; were not due until 2011, when the entire amount of $1,173,900 was accrued, and settled in 2012.
(2) Shares were approved, but not issued in 2011.
(3) Mr. Bowman resigned from the Board in August 2011.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. During the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by (i) each individual who served as our principal executive officer or principal financial officer during the last fiscal year and (ii) our most highly compensated executive officer, other than those listed in clause (i) above, who were serving as executive officers at the end of the last fiscal year (together, the “Named Executive Officers”). No other executive officer had annual compensation in excess of $100,000 during the last fiscal year.

		Salary		Bonus	Stock Awards		All Other Compensation	Total
Name and Principal Position	Year	($)		($)	($)		($)	($)

Stanley Weiner	2011	$102,000	(1)	-	-		-	$102,000

Chairman of the Board of Directors of the Company and Chief Executive Officer	2010	$95,000	(2)	-	$50,000	(3)	-	$145,000
	2009	$121,450		-	-		-	$121,450

(1) For fiscal year ended 2011 the Company paid to Mr. Weiner $11,500 and accrued the remainder of his salary.
(2) For fiscal year ended 2010 the Company paid to Mr. Weiner $59,750 and accrued the remainder of his salary.
(3) During 2010, the Company authorized issuance to Mr. Weiner of 200,000 shares of common stock for his appointment to the Board.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2011.

Employment Agreements

None.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of October 10, 2012 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.
Name of Beneficial Owner (1)

	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Stanley Weiner (3)	23,028,115	25.9%
Paul Difrancesco	7,887,662	9.2%
Joseph O ’Neil	6,400,000	7.5%
Hon. Bill Carter	6,700,000	7.8%
Manfred Birnbaum	2,570,000	3.0%
D. Grant Seabolt, Jr.	1,136,800	1.3%
Dale F. Dorn (4)	5,237,439	6.0%
All Directors and Officers as a Group (7 Persons)	52,960,016	60.7%
MKM opportunity Master Fund, Ltd.	9,495,949	9.99%	(5)
Calibre Fund SPC	9,495,949	9.99%	(6)

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o STW Resources Holding Corp. 619 West Texas Avenue, Suite 126, Midland, Texas 79701.

(2)
Applicable percentage ownership is based on 85,558,598 shares of common stock outstanding as of October 10, 2012, together with securities exercisable or convertible into shares of common stock within 60 days of October 10, 2012 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of October 10, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Mr. Weiner is the beneficial owner of 19,554,003 shares of common stock, warrants to purchase 2,196,378 shares of common stock and $102,219 face value and accrued PIK interest, convertible at $0.08.

(4)	Mr. Dorn is the beneficial owner of 3,345,000 shares of common stock, warrants to purchase 517,500 shares of common stock and $109,995 face value and accrued PIK interest, convertible at $0.08.

(5)
MKM Opportunity Master Fund (“MKM”) is the beneficial owner of 1,006,250 shares of common stock, warrants to purchase 4,633,500 shares of common stock and $823,932 face value of notes and accrued PIK interest, convertible at $0.08. Pursuant to an agreement between the Company and MKM, the beneficial ownership of MKM is capped at 9.99%.

(6)
Calibre Fund SPC (“Calibre”) is the beneficial owner of 745,000 shares of common stock, warrants to purchase 4,080,000 shares of common stock and $548,056 face value of notes and accrued PIK interest, convertible at $0.08. Pursuant to an agreement between the Company and Calibre, the beneficial ownership of Calibre is capped at 9.99%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In connection with the Company’s capital raising activities, the Company had incurred, as of December 31, 2009, a total of $982,787 in fees and expenses payable to Viewpoint Securities, LLC (“Viewpoint”), the Company’s financial and capital markets advisor at that time, and of which one of its partners is a member of the Company’s Board of Directors and issued, pursuant to the terms of its arrangement with Viewpoint, 1,200,000 shares of common stock and 549,900 warrants to purchase one and one-half shares of the Company’s common stock on the same terms as the warrants issued in the $2.00 Unit Offering. The exercise price of these warrants is subject to anti-dilution adjustments and hence are considered derivative instruments and accounted for as such.  In addition, the Company issued a warrant to purchase 352,296 shares of the Company’s common stock on the same terms as the warrants issued with the 2009 12% Convertible Notes, except that these warrants did not have any anti-dilution rights.

During the year ended December 31, 2010, the Company incurred $123,823 in fees and expenses payable to Viewpoint and issued, pursuant to the terms of its arrangement with Viewpoint, 2,000,000 shares of common stock and 169,200 warrants to purchase one and one-half shares of the Company’s common stock on the same terms as the warrants issued with the 2010 12% Convertible Notes, and 130,000 warrants to purchase shares of the Company’s common stock on the same terms as the warrants issued with the December 2010 Unit offering. The warrants did not have any anti-dilution rights.

During the year ended December 31, 2011, the Company incurred $73,500 in fees and expenses payable to Viewpoint, and a warrant to purchase 566,667 shares of the Company’s common stock with an exercise price of $0.20 per share and exercisable for a period of two years from the date of issuance.

At December 31, 2011, 2010, and 2009, the Company had a balance due Viewpoint of $202,728, $139,227 and $142,787 respectively, recorded in accounts payable.

At December 31 2011, 2010 and 2009, the Company had accrued compensation for amounts due to the officers of the Company, of $249,480, $37,630 and $0 respectively.

Director Independence

Four of our directors, Joseph O’Neill, Hon. Bill Carter, Manfred Birnbaum, and Dale F. Dorn are independent directors, using the Nasdaq definition of independence.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2011 and 2010, by KMJ Corbin and Company LLP our principal accountant for 2011, and Weaver & Tidwell, L.L.P., our principal accountant for 2010.

	Years Ended December 31,
	2011		2010	2009
Audit Fees	$86,300	*	$73,040	$44,208
Audit Related Fees	-		-	-
Tax Fees	-		1,000	1,800
All Other Fees	-		-	-
Total	$86,300		$74,040	$46,008

1)
Audit Fees –This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years.

* Includes $42,300 billed by Weaver & Tidwell, L.L.P. for the review of financial statements in our Quarterly Reports on Form 10-Q during the year ended December 31, 2011

2)
Audit-Related Fees – This category consists of fees reasonably related to the performance of the audit or review of our financial statements, including assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, that are not reported as “Audit Fees.”

3)	Tax Fees – This category consists of tax compliance, tax advice and tax planning work.

4)	All Other Fees – This category consists of fees for other miscellaneous items.

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Order Confirming the Second Amended Plan of Reorganization of Woozyfly, Inc. (4)
2.2	Agreement and Plan of Merger for proposed merger between Woozyfly, Inc., Merger Sub, and STW Resources, Inc. dated January 17, 2010. (3)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to the Articles of Incorporation (2)
3.3	Certificate of Amendment to the Articles of Incorporation – March 1, 2010 (5)
3.4	Articles of Merger between STW Acquisition, Inc. and STW Resources, Inc. (4)
3.5	Articles of Merger filed with the State of Nevada on March 3, 2010 (6)
4.1	Form of 12% Convertible Note dated August 31, 2010 (8)
4.2	Form of Warrant dated August 31, 2010 (8)
4.3	Form of Promissory Note dated August 31, 2010 (9)
4.4	Form of Warrant for December 2010 Financing (10)
4.5	Extension of Note, by and between STW Resources Holding Corp. and GE Ionics, Inc., dated October 28, 2011 (11)
4.6	Amended and Restated Note, effective October 1, 2011 in favor of GE Ionics, Inc (11)
4.7	Form of November 2011 Warrant (13)
4.8	Note Exchange Form of New Note (15)
4.9	Note Exchange Form of New Warrant (15)
4.10	Form of May 2012 Warrant (16)
10.1	Form of Securities Purchase Agreement dated August 31, 2010. (6)
10.2	Form of Escrow Agreement by and between the Company, Viewpoint, and TD Bank, N.A. dated March 31, 2010 (8)
10.4	Form of Settlement Agreement, by and between STW Resources Holding Corp. and GE Ionics, Inc., dated August 31, 2010. (9)
10.5	Form of Subscription Agreement for December 2010 Financing (10)
10.6	Letter of Intent, dated April 17, 2011 (12)
10.7	Amendments to Settlement Agreement, dated October 30, 2011, by and between STW Resources Holding Corp. and GE Ionics, Inc. (11)
10.8	Form of November 2011 Subscription Agreement (13)
10.9	Note Exchange Cover Letter (15)
10.10	Note Exchange Subscription Agreement Form (15)
10.11	Master Note Agreement with Revenue Participation Subscription Package (15)
10.12	Form of May 2012 Subscription Agreement (16)
16.1	Letter from Weaver & Martin LLC (7)
16.2	Letter f rom Weaver and Tidwell, LLP (14)
21.1	List of Subsidiaries
31	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 5, 2010.

(8) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 16, 2010.

(9) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 22, 2010.

(10) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 10, 2010.

(11) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 3, 2011.

(12) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 26, 2011.

(13) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 23, 2011.

(14) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2012.

(15) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 10, 2012.

(16) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 11, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STW RESOURCES HOLDING CORP.

Date: October 23, 2012	By:	/s/ Stanley Weiner
Name: Stanley Weiner
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Stanley Weiner	Chief Executive Officer, President and Director (Principal Executive Officer, Principal Financial and Accounting Officer)	October 22, 2012
Stanley Weiner
Director
Joseph O’Neill
/s/ Hon. Bill Carter	Director	October 14, 2012
Hon. Bill Carter
/s/ D. Grant Seabolt, Jr.	Director	October 22, 2012
D. Grant Seabolt, Jr.
Director
Dale F. Dorn
/s/ Paul DiFrancesco	Director	October 18, 2012
Paul DiFrancesco
Director
Manny Birnbaum

STW RESOURCES HOLDING CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements for Fiscal Years ended December 31, 2011, 2010 and 2009
Page

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2011, 2010 and 2009	F-4

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 and for the period from January 28, 2008 (Inception) through December 31, 2011	F-5

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009 and for the period from January 28, 2008 (Inception) through December 31, 2011	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and for the period from January 28, 2008 (Inception) through December 31, 2011	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of STW Resources Holding Corp.

We have audited the accompanying consolidated balance sheet of STW Resources Holding Corp. (a development stage company) (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  We did not audit the cumulative data from January 28, 2008 (date of inception) to December 31, 2010 in the consolidated statements of operations, shareholders' equity (deficit) and cash flows, which was audited by other auditors whose report, dated April 15, 2011, except for Note 12 as to which the date is October 19, 2012, expressing an unqualified opinion (which report includes an explanatory paragraph related to the uncertainty of the Company's ability to continue as a going concern and an explanatory paragraph regarding the Company’s restatement of its 2010 and 2009 consolidated financial statements) has been furnished to us. The consolidated financial statements for the period from January 28, 2008 (date of inception) to December 31, 2010 reflect total revenues and net loss of $34,000 and $10,903,961, respectively, of the related totals. Our opinion, insofar as it relates to the amounts included for the cumulative data from January 28, 2008 (date of inception) to December 31, 2010 is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of STW Resources Holding Corp. as of December 31, 2011, and the consolidated results of their operations and their cash flows for the year then ended and for the cumulative period from January 28, 2008 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As more fully described in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and has had negative cash flows from operations since inception, and at December 31, 2011, has a deficit accumulated during the development stage of $13,723,704.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
October 23, 2012

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

As described in Note 12, subsequent to the issuance of its 2010 financial statements the Company discovered an error in its accounting for certain anti-dilution provisions that adjust the exercise price of the related warrants based on the exercise price of future issuances. Therefore, the 2010 and 2009 financial statements have been restated.

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

Houston, Texas

/s/ Weaver and Tidwell LLP
WEAVER AND TIDWELL, LLP
Houston, Texas
April 15, 2011, except for Note 12, as to which the date is October 19, 2012.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Balance Sheets
	December 31,	December 31,	December 31,
	2011	2010	2009
Assets		(as restated)	(as restated)
Current assets
Cash	$7,187	$6,696	$11,621
Deferred financing costs	-	36,662	88,803
Deposits	-	25,425	425
Other current assets	26,820	24,872	11,631
Total current assets	34,007	93,655	112,480

Property and equipment, net of accumulated depreciation of $10,395, $6,433, and $3,812, respectively	-	59,425	14,055,034

Total Assets	$34,007	$153,080	$14,167,514

Liabilities and Shareholders' (Deficit) Equity

Current liabilities
Accounts payable	811,486	744,511	10,092,547
Accrued expenses	2,018	16,342	42,464
Accrued compensation	1,445,249	37,630	-
Current portion of accrued interest	281,167	388,081	109,146
Current portion of convertible notes payable, net of $0, $146,683 and $399,811 of unamortized discount, respectively	415,000	2,026,220	1,068,092
Current portion of notes payable	2,543,788	1,442,047	3,712
Derivative liabilities	1,491	631,711	672,899
Total current liabilities	5,500,199	5,286,542	11,988,860

Convertible notes payable - non-current, net of $60,380, $0 and $0 of unamortized discount, respectively	2,420,855	-	-
Accrued interest - non-current	16,515	-	-
Notes payable - non-current	-	139,548	279,095
Total liabilities	7,937,569	5,426,090	12,267,955

Shareholders' (deficit) equity
Preferred stock, par value $.001 per share, 10,000,000 shares authorized, no shares issued and outstanding as of December 31 2011, 2010 and 2009	-	-	-
Common stock, par value $.001 per share, 100,000,000 shares authorized, 46,636,849, 43,836,849 and 30,418,099 shares issued & outstanding as of December 31, 2011, 2010 and 2009, respectively	46,637	43,837	30,418
Additional paid-in capital	5,773,505	5,587,114	3,376,644
Deficit accumulated during the development stage	(13,723,704)	(10,903,961)	(1,507,503)
Total shareholders' (deficit) equity	(7,903,562)	(5,273,010)	1,899,559

Total Liabilities and Shareholders' (Deficit) Equity	$34,007	$153,080	$14,167,514

The accompanying notes are an integral part of these consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Operations
				For the Period
				From
				January 28, 2008
	For the	For the	For the	(Inception)
	Year Ended	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2009	2011
		(as restated)	(as restated)
Revenues	$-	$-	$34,000	$34,000

Cost of sales	-	-	35,355	35,355
Gross loss	-	-	(1,355)	(1,355)

Operating expenses
General and administrative
Salaries and benefits	11,317	81,337	1,654,659	2,770,746
Professional fees	544,429	2,134,123	873,050	4,266,467
Share-based compensation	52,000	312,500	600,300	1,198,293
Board compensation	1,196,150	-	-	1,196,150
Other	147,901	161,739	404,032	1,267,644
Total general and administrative	1,951,797	2,689,699	3,532,041	10,699,300
Operating loss	(1,951,797)	(2,689,699)	(3,533,396)	(10,700,655)

Other Income (Expense)
Change in fair value of derivative liabilities	606,293	546,041	5,029,533	6,719,956
Loss on disposition of assets	(60,749)	(5,329,624)	-	(5,390,373)
Loss on extinguishment of liabilities, net	(823,573)	-	-	(823,573)
Other expense	(20,000)	-	-	(20,000)
Other income	2,504	-	-	2,504
Interest, net	(572,421)	(1,923,176)	(895,161)	(3,511,563)

Total Other Income (Expense), net	(867,946)	(6,706,759)	4,134,372	(3,023,049)

(Loss) Income before income taxes	(2,819,743)	(9,396,458)	600,976	(13,723,704)

Income taxes	-	-	-	-

Net (Loss) Income	$(2,819,743)	$(9,396,458)	$600,976	$(13,723,704)

Basic Net (Loss) Income Per Share	$(0.06)	$(0.27)	$0.02

Diluted Net (Loss) Income Per Share	$(0.06)	$(0.27)	$0.03

Weighted average number of common shares
outstanding - basic	44,784,794	35,101,475	25,682,840

Weighted average number of common shares
outstanding - diluted	44,784,794	35,101,475	28,515,730

The accompanying notes are an integral part of these consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity (Deficit)
For the years ended December 31, 2011, 2010 and 2009 and for the period from January 28, 2008 (Inception) through December 31, 2011
						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

January 28, 2008 equity offering	100	$-	8,100,000	$8,100	$(8,018)		$82

April 1, 2008, issuance of common stock	-	-	275,000	275	11,963		12,238
in connection with notes payable

April 9, 2008, equity offering	-	-	5,980,000	5,980	260,130		266,110

April 14, 2008, unit offering, net	-	-	4,167,500	4,168	6,139,726		6,143,894

Estimated fair value of warrants issued in
connection with April 2008 unit offering
classified as derivative liabilities (as restated)	-	-	-	-	(5,408,408)		(5,408,408)

June 1, 2008, issuance of common stock	-	-	41,325	41	11,116		11,157
in connection with notes payable

September 29, 2008, issuance of common	-	-	62,500	63	16,812		16,875
stock in connection with notes payable

December 29, 2008, issuance of common	-	-	37,500	38	10,087		10,125
stock in connection with notes payable

Share-based compensation	-	-	4,800,000	4,800	228,693		233,493

Net loss (as restated)	-	-	-	-	-	(2,108,479)	(2,108,479)

Total Shareholders' Deficit, December 31, 2008 (as restated)	100	$-	23,463,825	$23,464	$1,262,101	$(2,108,479)	$(822,914)

Cash Issuances

April 14, 2008, unit offering follow-on, net	-	-	570,500	572	92,484	-	93,056

Non-Cash Issuances

January 2, 2009, issuance of common
stock in connection with note payable	-	-	12,500	12	3,363	-	3,375

January 6, 2009, issuance of common
stock in connection with note payable	-	-	12,500	12	3,363	-	3,375

January 14, 2009, issuance of common
stock in connection with note payable	-	-	50,000	50	13,450	-	13,500

January 30, 2009, issuance of common stock
in connection with September 29, 2008
note payable	-	-	31,250	31	8,407	-	8,438

February 24, 2009, retirement of preferred shares	(100)	-	-	-	-	-	-

February 28, 2009, issuance of common stock
in connection with September 29, 2008
note payable	-	-	31,250	31	8,407	-	8,438

March 24, 2009, issuance of common stock
in connection with September 29, 2008
note payable	-	-	31,250	31	8,407	-	8,438

March 24, 2009, issuance of common stock
in connection with amendment of
September 29, 2008 note payable	-	-	200,000	200	53,800	-	54,000

Warrants issued to agent in connection with the
2009 Convertible Note (as restated)	-	-	-	-	31,670	-	31,670

Warrants issued for consulting services	-	-	-	-	180,651	-	180,651

Shares issued for consulting services	-	-	886,000	886	220,614	-	221,500

Share-based compensation	-	-	1,950,000	1,950	598,350	-	600,300

Cancellation of restricted shares	-	-	(400,000)	(400)	400	-	-

Shares issued as donation	-	-	200,000	200	49,800	-	50,000

Shares issued to employees in connection with	-	-	3,379,024	3,379	841,377	-	844,756
deferred compensation note conversion

Net income (as restated)	-	-	-	-	-	600,976	600,976

Total Shareholders' Equity, December 31, 2009 (as restated)	-	$-	30,418,099	$30,418	3,376,644	$(1,507,503)	$1,899,559

Shares issued for professional services, pre merger	-	-	1,361,905	1,362	339,115	-	340,477

STW Resources, Inc. common stock exchange	-	-	(31,780,004)	(31,779)	(9,398,133)	-	(9,429,912)

WoozyFly, Inc. common stock acquired in exchange	-	-	31,780,004	31,779	9,398,133	-	9,429,912

Shares issued in merger	2,140,000	2,140	2,260,000	2,260	(4,400)	-	-

Warrants issued to agent in connection with the
2010 Convertible Note (as restated)	-	-	-	-	10,701	-	10,701

Shares issued for professional services	-	-	5,106,845	5,107	1,271,604	-	1,276,711

Share-based compensation	-	-	1,250,000	1,250	311,250	-	312,500

December 2010, unit offering, net	-	-	1,300,000	1,300	282,200	-	283,500

Conversion of preferred shares to common shares	(2,140,000)	(2,140)	2,140,000	2,140	-	-	-

Net loss (as restated)	-	-	-	-	-	(9,396,458)	(9,396,458)

Total Shareholders' Deficit, December 31, 2010 (as restated)	-	$-	43,836,849	$43,837	$5,587,114	$(10,903,961)	$(5,273,010)

Share-based compensation	-	-	400,000	400	51,600	-	52,000

Shares issued for conversion of accounts payable	-	-	400,000	400	31,600	-	32,000

Issuance of shares in connection with debt
settlement agreement	-	-	2,000,000	2,000	38,000	-	40,000

Estimated relative fair value of warrants
issued in connection with the 14%
convertible notes payable	-	-	-	-	63,005	-	63,005

Estimated fair value of warrants issued to agent	-	-	-	-	2,186	-	2,186

Net loss	-	-	-	-	-	(2,819,743)	(2,819,743)

Total Shareholders' Deficit, December 31, 2011	-	$-	46,636,849	$46,637	$5,773,505	$(13,723,704)	$(7,903,562)

The accompanying notes are an integral part of these consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
				For the Period
				From
				January 28, 2008
	For the	For the	For the	(Inception)
	Year Ended	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2009	2011
		(as restated)	(as restated)
Cash flows from operating activities
Net (loss) income	$(2,819,743)	$(9,396,458)	$600,976	$(13,723,704)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	3,962	2,622	21,633	41,857
Write-off of project pilot costs	-	-	14,960	14,960
Amortization of debt discount and issuance costs	185,970	901,714	720,023	1,862,807
Estimated fair value of common shares attached to notes payable	-	-	25,314	75,709
Notes payable issued for deferred compensation	-	-	1,123,851	1,123,851
Share-based compensation	52,000	312,500	600,300	1,198,293
Estimated fair value of equity issued for consulting services	2,186	1,617,188	402,151	2,021,525
Loss on disposition of assets	60,749	5,329,624	11,524	5,401,897
Estimated fair value of common shares issued as a donation	-	-	50,000	50,000
Change in fair value of derivative instruments	(606,293)	(546,041)	(5,029,533)	(6,719,956)
Gain on settlement of accounts payable with
issuance of common shares	(2,500)	-	-	(2,500)
Change in fair value of common shares issued in connection
with the debt settlement agreement	20,000	-	-	20,000
Loss on extinguishment of liabilities, net	823,573	-	-	823,573
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	38,191	(38,241)	29,931	(22,231)
Accounts payable and accrued expenses	1,882,396	1,005,767	432,930	3,950,807
Net cash used in operating activities	(359,509)	(811,325)	(995,940)	(3,883,112)

Cash flows from investing activities
Acquisition of property and equipment	-	-	(67,887)	(4,986,876)
Sale of equipment	-	-	64,500	64,500
Net cash used in investing activities	-	-	(3,387)	(4,922,376)

Cash flows from financing activities
Issuance of convertible notes payable	360,000	705,000	740,000	1,805,000
Issuance of notes payable	-	4,200	500,000	1,915,019
Repayment of notes payable	-	(101,700)	(94,268)	(1,308,808)
Debt issuance costs	-	(84,600)	(245,479)	(385,179)
Proceeds from equity offerings, net of cash paid for offering costs	-	283,500	93,056	6,786,643

Net cash provided by financing activities	360,000	806,400	993,309	8,812,675

Net increase (decrease) in cash	491	(4,925)	(6,018)	7,187

Cash at beginning of period	6,696	11,621	17,639	-
Cash at end of period	$7,187	$6,696	$11,621	$7,187

Supplemental cash flow information:
Cash paid for interest	$827	$5,917	$8,323	$36,147

Non-cash investing and financing activities:

Non-cash capital expenditures	$-	$-	$4,339,826	$4,339,826
Non-cash debt issuance related to disposition of equipment	$-	$1,400,000	$-	$1,400,000
Fair value of common shares issued in connection
with debt settlement agreement	$40,000	$-	$-	$40,000
Accrued interest converted into principal
of the 14% convertible notes payable	$458,332	$-	$-	$458,332
Convertible notes payable and extension fee
amended into note payable in connection with debt
settlement agreement	$115,900	$-	$-	$115,900
Estimated relative fair value of warrants issued in
connection with the 14% convertible notes payable	$63,005	$-	$-	$63,005
Fair value of common shares issued for conversion of
accounts payable	$32,000	$-	$-	$32,000

The accompanying notes are an integral part of these consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011, 2010 and 2009 and for the period from January 28, 2008 (Inception) through December 31, 2011

1.  Organization, Nature of Activities and Summary of Significant Accounting Policies

STW Resources Holding Corp., (“STW” or the “Company”, f/k/a Woozyfly Inc. and STW Global Inc.) is a development stage corporation formed to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas.  STW has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana and the Appalachian Basin of Pennsylvania and West Virginia.  STW, in conjunction with energy producers, operators, various state agencies and legislators, is working to create an efficient and economical solution to this complex problem.  The Company is also evaluating the deployment of similar technology in the municipal wastewater industry.

The Company’s operations are located in the United States of America and the principal executive offices are located at 619 W. Texas Ave. Ste. 126, Midland, TX 79701.

On January 17, 2010, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with STW Acquisition, Inc. (“Acquisition Sub”), a wholly owned subsidiary of STW Resources, Inc. (“STWR” ) and certain shareholders of STWR controlling a majority of the issued and outstanding shares of STWR.  Pursuant to the Merger Agreement, STWR merged into the Acquisition Sub resulting in an exchange of all of the issued and outstanding shares of STWR for shares of the Company on a one for one basis. At such time, STWR became a wholly owned subsidiary of the Company.

On February 9, 2010, the Court entered an order confirming the Second Amended Plan of Reorganization (the “Plan”) pursuant to which the Plan and the Merger Agreement were approved.   The Plan was effective February 19, 2010 (the “Effective Date”). The principal provisions of the Plan were as follows:

●	MKM, the DIP Lender, received 400,000 shares of common stock and 2,140,000 shares of preferred stock;
●	the holders of the Convertible Notes received 1,760,000 shares of common stock;
●	general unsecured claims received 100,000 shares of common stock; and
●	the Company’s equity interest was extinguished and cancelled.

On February 12, 2010, pursuant to the terms of the Merger Agreement, STWR merged with and into Acquisition Sub, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and STWR becoming a wholly-owned subsidiary of the Company, the Company issued an aggregate of 31,780,004 (the “STW Acquisition Shares”) shares of common stock to the shareholders of STWR at the closing of the Merger and all derivative securities of STWR as of the Merger became derivative securities of the Company including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

The par value of the exchanged shares changed from $0.00001 to $0.001.  All share amounts presented throughout this document reflect this change in par value.

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

STW Resources Holding Corp. is the surviving and continuing entity and the historical financial statements following the reverse merger transaction are those of STW.   WoozyFly was a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to its acquisition of STW pursuant to the terms of the Merger Agreement.  As a result of such acquisition, WoozyFly’s operations are now focused on the provision of customized water reclamation services.  Consequently, management believes that the acquisition has caused WoozyFly to cease to be a shell company as it no longer has nominal operations.

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

Pursuant to the terms of the settlement agreement, the Company recorded a $5,329,624 loss on disposition of asset as a result of the write off of $13,992,988 of work in process and capitalized interest on the evaporator system from GE Water, $10,063,364 of accounts payable and accrued interest, as well as recording $1,400,000 of notes payable (see Note 4).

Going Concern

These consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company from January 28, 2008 (Inception) through December 31, 2011, has not had any significant revenues.  The Company has no significant operating history as of December 31, 2011, has a deficit accumulated during the development stage of $13.7 million and negative cash flow from operations of $3.9 million since inception.  These factors raise substantial doubt about our ability to continue as a going concern.  From Inception through December 31, 2011, management has raised net equity and debt financing of $8.8 million to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S”)(“GAAP”).   Certain reclassifications have been made to prior periods presented to conform with current period presentation.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, STW Resources, Inc. All intercompany transactions and balances have been eliminated upon consolidation.

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-K, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Development Stage Enterprise

The Company is a development stage company as defined by the Financial Accounting Standards Board (the “FASB”). The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and has sustained significant losses since inception and expects to continue to incur losses through 2012.

Revenue Recognition

The Company will recognize revenues in accordance with FASB guidance, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) will be based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

As of December 31, 2011, the Company had not generated significant revenues and the Company does not anticipate that it will generate any significant revenues until the fourth quarter of 2012.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s significant estimates include recoverability of long-lived assets, valuation of deferred tax assets and the valuation of derivative liabilities, conversion options, and share-based transactions.

Concentration of Credit Risk

A financial instrument that potentially subjects the Company to concentration of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 to December 31, 2012. At December 31, 2011, there were no uninsured deposits.

The Company anticipates entering into long-term, fixed-price contracts for its services with select oil and gas producers and municipal utilities.  The Company will control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures.

As of December 31, 2011, 2010 and 2009, three vendors accounted for 77% of total accounts payable, three vendors accounted for 71% of total accounts payable and one vendor accounted for 93% of total accounts payable, respectively. Two vendors, three vendors and one vendor accounted for 48%, 69% and 37% of purchases for the years ended December 31, 2011, 2010 and 2009, respectively.

Property and Equipment

Property and equipment are recorded at cost and depreciation is provided using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized.  Minor replacements, maintenance and repairs, which do not improve or extend the lives of the assets, are charged to operations as incurred.  Disposals are removed at cost less accumulated depreciation or amortization, and any resulting gain or loss is reflected in current operations.

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with FASB Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant and Equipment”, which requires that long-lived assets held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon undiscounted cash flows.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  As of December 31, 2011, 2010 and 2009, we do not believe there has been any impairment of our long-lived assets other than the write-off of $13,992,988 of work in process and capitalized interest on the evaporator system from GE Water during the year ended December 31, 2010 (see Note 1).  There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, notes payable, convertible notes payable, accounts payable, accrued expenses and derivative liabilities. The carrying value for all such instruments except convertible notes payable and derivative liabilities approximates fair value due to the short-term nature of the instruments.  The Company cannot determine the estimated fair value of its convertible notes payable as instruments similar to the convertible notes payable could not be found.  Our derivative liabilities are recorded at fair value (see Note 5).

We determine the fair value of our financial instruments based on a three-level hierarchy for fair value measurements under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

Level 1 — Valuations based on unadjusted quoted market prices in active markets for identical securities. Currently, we do not have any items classified as Level 1.

Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. Currently, we do not have any items classified as Level 2.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. We use the Black-Scholes-Merton option pricing model (“Black-Scholes”) to determine the fair value of the financial instruments.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

Our derivative liabilities consist of embedded conversion features on debt and price protection features on warrants which are carried at fair value, and are classified as Level 3 liabilities. We use Black-Scholes to determine the fair value of these instruments (see Note 5).

Beneficial Conversion Features and Debt Discounts

If a conversion feature of conventional convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount. The convertible debt is recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the effective interest rate method.

Derivative Liabilities

Certain of the Company’s embedded conversion features on debt and issued and outstanding common stock purchase warrants, which have exercise price reset features, are treated as derivatives for accounting purposes. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants and embedded conversion features using Black-Scholes (see Note 5).

Share-Based Compensation

The Company accounts for share-based compensation under the fair value recognition provisions of ASC Topic 718, “Stock Compensation.”

There were no grants of employee options during the period from January 28, 2008 (Inception) through December 31, 2011.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company’s common stock for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates (see Note 6).

Basic and Diluted Loss per Share

The Company’s basic earnings (loss) per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method and as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised. As the Company realized a net loss for the years ended December 31, 2011 and 2010, no potentially dilutive securities were included in the calculation of diluted earnings per share as their impact would have been anti-dilutive. See Note 6 for a list of all dilutive securities as of December 31, 2011, 2010 and 2009.

The following presents the basic and diluted earnings (loss) per share for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31, 2011
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net Loss	$(2,819,743)	44,784,794	$(0.06)
Diluted EPS:	-	-
Loss available to common shareholders	$(2,819,743)	44,784,794	$(0.06)

	Year Ended December 31, 2010
	Numerator (Loss) (as restated)	Denominator (Shares)	Numerator (Loss) (as restated)
Basic EPS:
Net Loss	$(9,396,458)	35,101,475	$(0.27)
Diluted EPS:	-	-
Loss available to common shareholders	$(9,396,458)	35,101,475	$(0.27)

	Year Ended December 31, 2009
	Numerator (Income) (as restated)	Denominator (Shares)	Numerator (Loss) (as restated)
Basic EPS:
Net Income	$600,976	25,682,840	$0.02
Diluted EPS:
Effect of Dilutive Securities:
Convertible debt		2,832,890
Convertible debt - interest expense	370,797
Convertible debt - change in fair value of derivative liabilities	(174,099)
Income available to common shareholders	$797,674	28,515,730	$0.03

Diluted net income per share for the year ended December 31, 2009, excludes the impact of 10.7 million warrants because the exercise price per share for those warrants exceeds the average market price of the Company’s common stock during the period.

The conversion price of the Company’s debt assumed in the calculation of diluted earnings per share for the year ended December 31, 2009 is $0.25 per share, based on the conversion price that would have been in effect.

Segment Reporting

The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company accounts for its income taxes in accordance with ASC Topic 740, “Income Taxes”.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.  Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold.  As of December 31, 2011, 2010 and 2009, there were no unrecognized tax benefits included in the accompanying consolidated balance sheets that would, if recognized, affect the effective tax rates. It is not anticipated that there will be a significant change in the unrecognized tax benefits over the next twelve months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets at December 31, 2011, 2010 and 2009, respectively, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009.

New Accounting Pronouncements

In June 2011, the FASB updated the accounting guidance on alignment of disclosures for U.S. GAAP and the International Financial Reporting Standards (“IFRS”) by updating ASC Topic 820 entitled “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, relating to presentation of fair value measurements reported in financial statements. The updated guidance requires companies to align fair value measurement and disclosure requirements between U.S. GAAP and IFRS. The updated guidance is effective beginning in our fiscal 2012 year and earlier adoption is not permitted. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

2.  Property and Equipment

The Company recognized total depreciation expense of $3,962, $2,622 and $21,633 during the years ended December 31, 2011, 2010 and 2009, respectively. Property and equipment consists of computer equipment, vehicles and furniture and fixtures which carry useful lives ranging from three to five years.

As discussed in Note 1, on August 31, 2010, the Company entered into a settlement agreement with GE Water to terminate the purchase order and related teaming agreement to construct a water reclamation unit.  As a result, the Company recorded a $5,329,624 loss on disposition of asset. As of December 31, 2011 and 2010 the only balance recorded related to the water reclamation unit was the note payable to GE Water, see Note 4.

3.  Joint Ventures and Acquisitions
On August 5, 2010, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Aqua Verde, LLC (“AV”). Pursuant to the JV Agreement, STW and AV agreed to collectively work together through the joint venture to procure water reclamation contracts with natural gas drilling companies in the states of Colorado and Texas. In addition, AV would assign all of its existing master services agreements and master services contracts to the joint venture.  The joint venture was to be named Water Reclamation Partners, LLC, and owned 51% by the Company and 49% by AV, with the Company having exclusive control and management of the business of the joint venture.  The term of the JV Agreement was one year, unless extended by mutual agreement.  During the term, there were no operations within the joint venture, and AV had not contributed the master services contracts to the joint venture, and the JV Agreement expired. There was no impact on the accompanying consolidated financial statements as a result of this transaction.

On April 17, 2011, the Company entered into a binding letter of intent (the “LOI”) to purchase a group of three privately held limited liability companies (the “Transaction”).   The Transaction contemplated that the acquisition would be comprised of two different parts: (a) an asset purchase of JNC Energy Systems, LLC, a Texas limited liability company (“JNC”) and (b) a purchase of membership interests of Green Line Power LLC, a Texas limited liability company (“GLP”) and TexRep7, LLC, a Delaware limited liability company, d/b/a/ Saturn Power (“REP” and together with JNC and GLP, the “Power Co”).  In connection with the acquisition of JNC, the Company agreed to pay, at closing of the Transaction, JNC’s outstanding loan with West Texas State Bank.

 The purchase price to be paid by the Company for Power Co would be paid as follows: $450,000 in cash, 3,000,000 shares of the Company’s common stock, and a note in the aggregate principal amount of $90,000, payable 13 months from the date of issuance, accruing simple interest at 12 month LIBOR at closing plus 2%, and payable at maturity.

 The Transaction was subject to the execution of definitive agreements and contingent on a number of customary closing conditions, including the Company’s securing adequate financing of at least $1.3 million, completion of satisfactory due diligence and financial audits, and securing various required consents and approvals. The closing conditions were not satisfied, no definitive agreements were signed and the LOI expired.  There was no impact on the accompanying consolidated financial statements as a result of this transaction.

4.  Debt

The Company’s notes payable at December 31, 2011, 2010 and 2009, consisted of the following:

	December 31,	December 31,	December 31,
Name	2011	2010	2009
		(as restated)	(as restated)
14% Convertible Notes	$2,481,235	$-	$-

12% Convertible Notes:
Conversion of outstanding bridge notes	-	727,903	727,903
Cash issuances of 2009 Notes	90,000	740,000	740,000
Cash issuances of 2010 Notes	325,000	705,000	-
Total 12% Convertible Notes	415,000	2,172,903	1,467,903

Other Short-term Debt	164,693	-	-

GE Note	2,100,000	1,302,500	-
Deferred Compensation Notes	279,095	279,095	279,095

Other Financing	-	-	3,712

Unamortized debt discount	(60,380)	(146,683)	(399,811)

Total Debt	5,379,643	3,607,815	1,350,899
Less: Current Portion	(2,958,788)	(3,468,267)	(1,071,804)
Total Long Term Debt	$2,420,855	$139,548	$279,095

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

CEO Bridge Note

On December 29, 2008, the Company entered into a securities purchase agreement with the Company’s then Chairman and Chief Executive Officer for the issuance by the Company of its 10% promissory note in the principal amount of $75,000 (the "CEO Bridge Note").  In addition to the CEO Bridge Note, the CEO also received 37,500 shares of common stock of the Company.  These shares of common stock were valued at an aggregate of $10,125, based on the estimated fair value of the Company’s common stock at that date.  This amount was recorded as a discount to the CEO Bridge Note and was amortized to interest expense using the effective interest rate method over the term of the note.  The CEO Bridge Note matured on March 29, 2009.  Interest associated with the CEO Bridge Note was 10% per annum, payable on the maturity date. See the 2009 12% Convertible Notes disclosure for the conversion of these notes.

January 2009 Bridge Notes

On January 2, 2009, and January 6, 2009, the Company entered into securities purchase agreements with two accredited investors (the “January 2009 Bridge Investors”) for the issuance by the Company of a 10% promissory note in the principal amount of $25,000 to each of the January 2009 Bridge Investors (the "January 2009 Bridge Notes").  In addition to the January 2009 Bridge Notes, the January 2009 Bridge Investors also each received 12,500 shares of common stock of the Company.  These shares of common stock were valued at an aggregate of $6,750, based on the estimated fair value of the Company’s common stock at that date.  This amount was recorded as a discount to the January 2009 Bridge Notes and was amortized to interest expense using the effective interest rate method over the term of the notes.  The January 2009 Bridge Notes matured on the earlier of 90 days from closing or upon closing of a private placement by the Company.  Interest associated with the January 2009 Bridge Notes was 10% per annum, payable on the maturity date. See the 2009 12% Convertible Notes disclosure for the conversion of these notes.

January 14, 2009 Bridge Note

On January 14, 2009, the Company entered into a bridge loan letter agreement and a securities purchase agreement with an accredited investor (the “January 14, 2009 Bridge Investor”) for the issuance by the Company of a 15% promissory note in the principal amount of $400,000 to the January 14, 2009 Bridge Investors (the "January 14, 2009 Bridge Note").  In addition to the January 14, 2009 Bridge Notes, the January 14, 2009 Bridge Investors also received 50,000 shares of common stock of the Company.  These shares of common stock were valued at $13,500, based on the estimated fair value of the Company’s common stock at that date.  This amount was recorded as a discount to the January 14, 2009 Bridge Note and was amortized to interest expense using the effective interest rate method over the term of the notes.   In connection with entering into the bridge loan letter agreement, the Company also issued warrants to acquire 480,000 shares of the Company’s common stock and paid $40,000 in fees.  The warrants are exercisable for a period of five years at an exercise price of $3.00 per share.  Using Black-Scholes, with volatility of 100%,  a risk-free interest rate of 1.5% and a 0% dividend yield, the warrants were determined to have a fair value of $48,168, with such value recorded as a discount to the January 14, 2009 Bridge Note and to additional paid-in capital.  This discount, along with the $40,000 in fees, was amortized using the effective interest rate method over the term of the note.  The January 14, 2009 Bridge Note matured 90 days from closing.  Interest associated with the January 14, 2009 Bridge Note was 15% per annum, payable on the maturity date.  See the 2009 12% Convertible Notes disclosure for the conversion of this note.

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

In connection with the issuance of the 2009 12% Convertible Notes, the Company had issued 2,935,805 warrants to acquire the Company’s common stock to investors and an additional 352,296 warrants to acquire the Company’s common stock to the placement agent.

The conversion price of the 2009 12% Convertible Notes and the exercise price of the warrants issued in connection with the 2009 12% Convertible Notes, except those warrants issued to the placement agent, are subject to adjustment pursuant to anti-dilution provisions and are considered to be derivative instruments and accounted for as such (see Note 5).

The warrants issued to the agent were valued using Black-Scholes, with a volatility of 100%, a risk-free interest rate of 1.5% and 0% dividend yield, and were determined to have a fair value of $31,670 and recorded as a deferred financing cost which was amortized over the term of the note.

In April 2009, the holders of the CEO Bridge Note, the January 2009 Bridge Notes, the January 14, 2009 Bridge Note and the March 2009 Bridge Note agreed to convert the $700,000 total of their outstanding notes, plus accrued interest of $12,903 and deferred fees of $15,000, into the 2009 12% Convertible Notes.

These notes were scheduled to mature at various dates during the year ended December 31, 2010.  In 2010, the Company received extensions of the maturity dates for these notes and granted an additional 1,389,152 warrants in consideration for these extensions. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share.  These warrants had the same derivative features as the initial warrants, and as such, the Company calculated the full fair value of the warrants and recorded a debt discount that is amortized over the remaining life of the note. Using Black-Scholes, with a volatility of 100%, a risk-free rate of 1.27% - 1.79%, and 0% dividend yield, these extensions warrants were determined to have a fair value of $92,335.

On November 30, 2011, principal of $1,277,903 and related accrued interest on the 2009 12% Convertible Notes were exchanged for new 14% convertible notes (see 2011 14% Convertible Note below). At December 31, 2011, outstanding 2009 12% Convertible Notes amounted to $90,000. These notes are due on demand, the notes are in default, and are thus classified as current. The conversion features in these notes as well as the associated warrants continue to be subject to adjustment pursuant to anti-dilution provisions and are considered derivative instruments (see Note 5).

2010 12% Convertible Notes

In January 2010, the Company commenced an offering of its 12% Convertible Notes (the “2010 12% Convertible Notes”).  Each 2010 12% Convertible Note is convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.25 per share (the “Conversion Price”).   The 2010 12% Convertible Notes bear interest at 12% per annum and mature 12 months from the date of issuance.  For each 2010 12% Convertible Note purchased, each investor received a warrant  to purchase up to such number of shares of the Company’s common stock equal to one-half of the face amount of the 2010 12% Convertible Note divided by the Conversion Price.  The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share.  Through December 31, 2010, the Company had issued a total of $705,000 face value of its 2010 12% Convertible Notes for cash.

In connection with the issuance of the 2010 12% Convertible Notes, the Company had issued 1,410,000 warrants to acquire the Company’s common stock to investors and an additional 169,200 warrants to acquire the Company’s common stock to the agent, all on the terms set forth above , except as described below.

The conversion price of 2010 12% Convertible Notes and the exercise price of the warrants issued in connection with the 2010 12% Convertible Notes, except those warrants issued to the placement agent, are subject to adjustment pursuant to anti-dilution provisions and are considered to be derivative instruments and accounted for as such (see Note 5).

The warrants issued to the agent were valued using Black-Scholes, with a volatility of 100%, a risk-free interest rate of 1.15% and 0% dividend yield, and were determined to have a fair value of $10,701, and recorded as a deferred financing cost which was amortized over the term of the note to interest expense.

The 2010 12% Convertible Notes were originally scheduled to mature at various dates in 2011.  During 2010, the Company received six month extensions for certain of these notes in advance of the scheduled maturity dates and granted an additional 112,500 warrants in consideration for the extensions on these notes.  These warrants had the same derivative features as the initial warrants, and as such, the Company calculated the full fair value of the warrants and recorded a debt discount that is amortized over the life of the note. Using Black-Scholes, with a volatility of 100%, a risk-free rate of 1.27% and 0% dividend yield, these extensions warrants were determined to have a fair value of $13,025.

On November 30, 2011, principal of $380,000 and related accrued interest on the 2010 12% Convertible Notes were exchanged for new 14% convertible notes (see 2011 14% Convertible Note below). At December 31, 2011, outstanding 2010 12% Convertible Notes amounted to $325,000. These notes are due on demand, the notes are in default, and are thus classified as current. The conversion features in these notes as well as the associated warrants continue to be subject to adjustment pursuant to anti-dilution provisions and are considered derivative instruments (see Note 5).

During the years ended December 31, 2011, 2010 and 2009, the Company amortized $146,683, $757,980 (as restated) and $432,302 (as restated), respectively, of the debt discounts related to 2009 12% Convertible Notes and 2010 12% Convertible Notes (collectively, the “12% Convertible Notes”) as interest expense.

Debt Settlement Agreement

On September 1, 2011, the Company entered into a note modification with a holder (the "Holder") of $100,000 of the 2010 12% Convertible Notes that had previously matured. The agreement called for a $45,000 extension fee payable to the Holder in consideration for not calling the debt, plus $15,900 of accrued interest, and resulted in total consideration payable to the holder of $160,900 that bears interest at 12% per annum on the original principal amount of $100,000.  Additionally, the Company issued 2,000,000 shares (the "Shares") of the Company's common stock to the Holder who will sell these shares for which the proceeds will reduce the Company's liability to the Holder. The Company has the right to settle the $160,900 liability in cash at any time and reclaim any remaining Shares provided to the Holder. The modified note does not have a conversion feature. The Company may be required to issue additional shares of its common stock to the Holder if the Holder's sales proceeds from selling the Shares is less than the $160,900 liability plus accrued interest payable.  The Company accounted for this transaction by recording a current liability of $160,900 and recognizing $45,000 as a loss on extinguishment of liabilities, net since the conversion feature was removed. Further, the shares issued were recorded at the then fair market value on the date of issuance of $40,000 as an other current asset as the shares are forfeitable and can be reclaimed at any time.  The fair value of the common shares not sold by the Holder is revalued at the end of each reporting period based upon the then fair market price and any changes are recognized as income or expense in other income (expense), net.  As of December 31, 2011, the Holder had not notified the Company of any shares sold, thus the liability to shareholder was $164,693 (including interest accrued from September 1, 2011 through December 31, 2011 of $3,793) and the fair value of the common shares unsold by the Holder was $20,000, which is included in other current assets.

2011 14% Convertible Notes

In November 2011, the Company commenced an offer to exchange the outstanding principal and accrued interest on the 12% Convertible Notes with new 14% Convertible Notes (the “2011 14% Convertible Notes”).  The holders of the 12% Convertible Notes were also offered an opportunity to purchase additional 2011 14% Convertible Notes for cash. Each 2011 14% Convertible Note is convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.08 per share (the “14% Note Conversion Price”).   The 2011 14% Convertible Notes bear interest at 14% per annum (6% cash interest and 8% paid-in-kind “PIK” interest) and mature 24 months from the date of issuance.  Warrants associated with the 12% Convertible Notes (the “12% Warrants”) were exchanged for new warrants to purchase three times the number of common shares of the Company that could be purchased with the 12% Warrants.  The new warrants are exercisable for a period of two years from the date of issuance at an exercise price of $0.20 per share.

On November 30, 2011, principal of $1,657,903 and accrued interest of $458,332 related to the 12% Convertible Notes were exchanged for new 14% Convertible Notes.  In connection with this transaction, the derivative liability associated with the conversion feature of the 12% Convertible Notes and warrants exchanged were written off and a gain of $21,587 was recognized and is included in loss on extinguishment of liabilities, net. Through December 31, 2011, the Company had issued a total of $2,481,235 face value of its 14% Convertible Notes in exchange for $235,000 cash, $1,657,903 of principal of the 12% Notes, $125,000 of short-term notes payable (see Other Financings), $463,332 of accrued interest and other expenses, of which $5,000 has been classified as a loss on extinguishment of liabilities, net. The conversion features of the 2011 14% Note and the associated warrants were not subject to any anti-dilution adjustment and are not considered derivative instruments.

The Company calculated the relative fair value of the warrants and recorded a debt discount of $63,005 (calculated using Black-Scholes with a volatility of 100%, a risk-free interest rate of 0.25% and 0% dividend yield). The debt discount will be amortized over the life of the notes. For the year ended December 31, 2011, $2,625 of the debt discount was amortized as interest expense.

Deferred Compensation Notes

Beginning in February 2009, the Company had been unable to meet its contractual employment related obligations and has been accruing, as a component of accrued expenses, past due salaries to its employees and, as a component of accounts payable, severance payments payable to its former Chief Executive Officer and fees due its in-house counsel.  Through December 31, 2009, the Company, in partial satisfaction of these past due amounts, had issued $1,071,333 principal amount of 12% convertible notes (the “Deferred Compensation Convertible Notes”) on the basis of $2.00 of Deferred Compensation Convertible Note face value for each $1.00 of compensation deferred.  Each Deferred Compensation Convertible Note was convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.25 per share (the “Conversion Price”).  On December 31, 2009, there was $1,071,333 of the Deferred Compensation Convertible Notes outstanding plus related accrued interest of $48,540 under these notes, in addition to accrued salaries of $327,713 recorded (collectively the “Deferred Compensation Liabilities”).

On December 31, 2009, the Company entered into a new agreement (the “Deferred Compensation Note Agreement”) with holders of the Deferred Compensation Convertible Notes, who were also owed the accrued salaries of $327,713.  Pursuant to the terms of the Deferred Compensation Note Agreement and in settlement of the Deferred Compensation Liabilities, liabilities of $323,735 were forgiven, the Company converted liabilities of $844,756 to 3,379,024 shares of the Company’s common stock, using a conversion price of $0.25, which approximated the fair value of the Company’s common stock at that date, and $279,095 principal amount of 10% notes maturing in 36 months were issued (the “Deferred Compensation Notes”).  The forgiveness of the $323,735 was recorded as a reduction of salary expense.  Pursuant to the note agreements monthly installment payments were to begin on January 1, 2011.  No payments have been made and the Company is in default. As per the terms of the agreement, the interest rate payable on the notes increased to 15% per annum and the amount is now current.

Other Financings

On March 17, 2011, the Company issued a 10% promissory note payable to an unaccredited investor for $75,000.  The note matured 90 days after issuance, but continued to accrue interest at 10% per annum.

On May 11, 2011, the Company issued a promissory note payable to an unaccredited investor for $50,000.  The note matured in 60 days and the Company was charged interest of $600 and financing fees of $4,400.

All of the outstanding principal and accrued interest on the March 17, 2011 and May 11,, 2011 notes were exchanged for 2011 14% Convertible Notes as described above.

GE Note

On August 31, 2010, the Company entered into a Settlement Agreement pursuant to which GE Water permitted the Company to substitute for STW Resources as to all rights and obligations under the purchase order between STW Resources and GE Water (the “Purchase Order”) (including the original debt amounts) and teaming agreement between STW Resources and GE Water, and such that to fully discharge STW Resources’ financial obligations to GE Water under the Purchase Order, the Company shall pay GE Water $1,400,000 pursuant to the GE Note. The note bears interest at a rate of the WSJ Prime Rate (as published daily in the Wall Street Journal) plus two percent (2%) per annum (5.25% as of December 31, 2011).  Under the terms of the GE Note, the Company had thirteen months to pay off the GE Note plus all accrued interest thereon.  In addition, upon the consummation of a debt or equity financing following the execution of the GE Note, the Company was obliged to pay GE Water thirty percent (30%) of the gross proceeds of any equity investments in or loans to the Company or any affiliated entity until the GE Note was paid in full, including all accrued interest thereon. In December 2010, the Company made a principal payment in the amount of $97,500.

On September 29, 2011, the parties agreed to extend the maturity date of the Note from September 30, 2011 to October 30, 2011.

On October 30, 2011, the parties entered into an amendment to the settlement agreement, effective October 1, 2011, pursuant to which, among other things, the parties agreed as follows: (i) the Company will have until September 1, 2013 to pay GE $2,100,000 plus interest accrued after October 1, 2011 under the GE Note in accordance with its terms, (ii) upon the consummation and closing of a debt or equity financing following the execution of the GE Note, the Company shall pay GE thirty percent (30%) of any and all tranches (“Tranches” being defined as the cash receipts of the proceeds of any equity investments in or loans to the Company or any affiliated entity by third parties, but excluding any conversions of pre-existing debt to equity by any of the Company’s then current convertible note holders or creditors) until the GE Note is paid in full, including all accrued interest, provided the Company shall not be obligated to pay GE upon, among other things, the following: (a) short term commercial paper of $200,000 or less, up to a cumulative maximum of $500,000 through December 31, 2012, (b) commercial equipment leasing whereby GE is taking a secured interest in the purchased equipment, (c) proceeds from project, lease and equipment funding to any subsidiary of the Company provided the Company does not receive any proceeds of such funding and (d) a one-time general exception for $1,500,000 of new equity financing of the Company, (iii) the Company shall begin making a regular series of installment payments as follows: (a) $10,000 per month beginning on January 1, 2012, and (b) $15,000 per month beginning on June 1, 2012 through the maturity date of the note; and (iv) the Company shall be able to prepay the GE Note, without interest, on or before the maturity date. Pursuant to this amendment, the Company recognized a loss on extinguishment of liabilities, net of $797,500.  As of the date of this filing, no payments have been made, the Company is in default, the note has been classified as current and GE has the right to accelerate the maturity of the GE Note and demand the immediate payment thereof.

For the years ended December 31, 2011, 2010 and 2009, total interest expense incurred related to the convertible notes payable and other notes payable were $572,421, $1,923,176 (as restated) and $895,161 (as restated), respectively, which included $149,308, $757,980 (as restated) and $432,302 (as restated), respectively, of amortization of debt discount and $36,662, $143,734 and $287,721, respectively, of amortization of debt issuance costs.  There was no interest capitalized in 2011 and 2010.  The 2009 balance sheet includes $1.2 million in capitalized interest.

5.  Derivative Liabilities

We apply the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

From time to time, the Company has issued notes with embedded conversion features and warrants to purchase common stock. Certain of the embedded conversion features and warrants contain price protection or anti-dilution features that result in these instruments being treated as derivatives. The Company estimates the fair value of these embedded conversion features and warrants using Black-Scholes with the following assumptions:

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants and embedded conversion features.

We currently have no reason to believe that future volatility over the expected remaining life of these warrants and embedded conversion features is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants and embedded conversion features. The risk-free interest rate is based on one-year to five-year U.S. Treasury securities consistent with the remaining term of the warrants and embedded conversion features.

On April 14, 2008, the Company commenced a unit offering (the “$2.00 Unit Offering”) whereby each unit consisted of one share of the Company’s common stock and a warrant to acquire one and one-half shares of the Company’s Common Stock (see Note 6). The exercise price of the warrants is subject to adjustment pursuant to anti-dilution provisions and are considered to be derivative instruments and accounted for as such. Under derivative accounting, the Company calculates the full fair value of the warrants and records a derivative liability against additional paid-in capital. The derivative liability is revalued on each reporting period. Using Black-Scholes, with 100% volatility, a risk-free interest rate of 1.13-3.10%, 0% dividend yield, the estimated fair value of the warrants was $5,408,408 (as restated) and recorded as derivative liabilities and netted with the proceeds from the unit offering in additional paid-in capital.

In connection with the issuance of the 2009 12% Convertible Notes (see Note 4), the Company issued 2,935,805 warrants to acquire the Company’s common stock. The conversion price of the notes and the exercise price of the warrants are subject to adjustment pursuant to anti-dilution provisions and are considered to be derivative instruments. Under derivative accounting, the Company calculates the full fair value of the embedded conversion feature derivative and the full fair value of the warrants and records a debt discount that is amortized over the life the note. The initial estimated fair value of the embedded conversion feature and warrants was $832,113 (as restated) and was recorded as derivative liabilities and debt discount.

The 2009 12% Convertible Notes were scheduled to mature at various times throughout 2010.  In 2010, the Company received extensions of the maturity dates for these notes and granted an additional 1,389,152 warrants in consideration for extensions. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share.  These warrants had the same derivative features as the initial warrants, and as such, the Company calculated the full fair value of the warrants and recorded a debt discount that is amortized over the remaining life of these notes. Using Black-Scholes, with a volatility of 100%, a risk-free rate of 1.27% - 1.79%, and 0% dividend yield, these extensions warrants were determined to have an estimated fair value of $92,335 (as restated).

In connection with the issuance of the 2010 12% Convertible Notes (see Note 4), the Company issued 1,410,000 warrants to acquire the Company’s common stock. The conversion price of the notes and the exercise price of these warrants are subject to adjustment pursuant to anti-dilution provisions and are considered to be derivative instruments. Under derivative accounting, the Company calculates the full fair value of the embedded conversion feature derivative and the full fair value of the warrants and records a debt discount that is amortized over the remaining life of the 2010 12% Convertible Notes. The initial estimated fair value of the embedded conversion feature and warrants was calculated as $399,493 (as restated) and was recorded to derivative liabilities and debt discount.

The 2010 12% Convertible Notes were originally scheduled to mature at various dates in 2011.  During 2010, the Company received six month extensions for certain of these notes in advance of the scheduled maturity dates and granted an additional 112,500 warrants in consideration for the extensions on these notes. These warrants had the same derivative features as the initial warrants, and as such, the Company calculated the full fair value of the warrants and recorded a debt discount that is amortized over the remaining life of the note. Using Black-Scholes, with a volatility of 100%, a risk-free rate of 1.27% and 0% dividend yield, these extensions warrants were determined to have an estimated fair value of $13,025 (as restated).

On November 30, 2011, $1,657,903 of principal of the 12% Convertible Notes (see Note 4) plus accrued interest and warrants were exchanged for the 2011 14% Convertible Notes and warrants (see above). The derivative liability associated with the 12% Convertible Notes and warrants exchanged were extinguished and a gain of $21,587 was recognized and is included in loss on extinguishment of liabilities, net.

In connection with the debt settlement agreement (see Note 4 above), the embedded conversion feature of the related 2010 12% Convertible Note was extinguished and the Company recognized a loss on extinguishment of liabilities of $2,340.

During the years ended December 31 2011, 2010 and 2009, we recorded other income of $606,293, $546,041 (as restated) and $5,029,533 (as restated), respectively, related to the change in fair value of the warrants and embedded conversion options which is included in change in fair value of derivative liabilities in the accompanying consolidated statements of operations.

The following table presents our warrants and embedded conversion options which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of December 31:

	2011	2010 (as restated)	2009 (as restated)
Annual dividend yield	0%	0%	0%
Expected life (years)	0.01 – 4.35	0.01 – 5.00	0.30 – 5.00
Risk-free interest rate	0.01% - 1.29%	0.07% - 2.55%	0.40% - 2.82%
Expected volatility	100%	100%	100%

	Level 3 Carrying Value
	2011	2010 (as restated)	2009 (as restated)
Embedded Conversion Options	$-	$280,808	$390,263
Warrants	1,491	350,903	282,636
	$1,491	$631,711	$672,899
Decrease in fair value	$606,293	$546,041	$5,029,533

The following table presents the changes in fair value of our warrants and embedded conversion options measured at fair value on a recurring basis for the years ended December 31:

	2011	2010 (as restated)	2009 (as restated)
Balance as of January 1	$631,711	$672,899	$4,870,319
Issuance of warrants and conversion options	-	399,493	832,113
Issuance of extension warrants	-	105,360	-
Extinguishment of derivatives	(23,927)
Change in fair value	(606,293)	(546,041)	(5,029,533)
Balance as of December 31,	$1,491	$631,711	$672,899

6.  Capital Stock

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share.

In April 2008, the Company designated the Series A Preferred Stock, with a par value of $0.001 per share, and authorized the issuance of 100 shares to the Company’s Chairman and Chief Executive Officer. The Series A Preferred Stock provides voting rights as if each share of Series A Preferred Stock is equal to 80,000 shares of the Company’s common stock. The holder of Series A Preferred Stock is entitled to vote together with the holders of the common stock on all matters that the common stock is entitled to vote on.

Effective February 24, 2009, the Company acquired, and retired, from its former Chairman and Chief Executive Officer, the 100 shares of Series A preferred stock then outstanding, in exchange for a commitment by the Company to issue its former Chairman and Chief Executive Officer a warrant to purchase 1,500,000 shares of the Company’s common stock at $8.00 per share, with a five-year exercise period.

On February 21, 2010, pursuant to the Merger Agreement, the Company issued 2,140,000 shares of convertible preferred stock.  On December 17, 2010 the preferred stock was converted to 2,140,000 shares of common stock.

Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001.

On January 28, 2008, the Company issued 8,100,000 shares of common stock at $0.00001 per share for total consideration of $81.

In April 2008, the Company issued 5,980,000 shares of common stock at $0.0445 per share for total consideration of $266,110. On April 14, 2008, the Company commenced a unit offering (the “$2.00 Unit Offering) whereby each unit consisted of one share of the Company’s common stock and a warrant to acquire one and one-half shares of the Company’s common stock as follows: (i) 0.5 shares at an exercise price equal to $3.00 per share, (ii) 0.5 shares at an exercise price equal to $4.00 per share, and (iii) 0.5 shares at an exercise price equal to $8.00 per share.  Each warrant is exercisable for three years from the date of issuance. As of December 31, 2008, the Company had sold an aggregate of 3,467,500 units for gross proceeds of $6.9 million, net of offering costs of $0.8 million. The Company also issued 700,000 common shares for investment banking compensation associated with this offering. These shares were valued at an aggregate of $98,800, based on the estimated fair value of the Company’s common stock at that date.  In January 2009, the Company issued an additional 508,000 shares of common stock for investment banking compensation and 62,500 units under its $2.00 Unit Offering, for gross proceeds of $125,000.  The Company incurred costs of $31,944 resulting in net proceeds of $93,056. The exercise price of the warrants is subject to adjustment pursuant to anti-dilution provisions and are considered to be derivative instruments (see Note 5).

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

On January 14, 2009, the Company issued 1,500,000 for consulting services. Using Black-Scholes, with a volatility of 100%, a risk-free interest rate of 1.36% and 0% dividend yield, these warrants were valued at $180,651.

On September 30, 2009, the Company issued 200,000 shares of common stock as a donation to a private foundation, which was valued at an aggregated $50,000 based upon the estimated fair market value of the Company’s common stock at that date.

For the year ended December 31, 2009, the Company issued 886,000 shares of common stock, which were valued at an aggregate of $221,500, based upon the estimated fair value of the Company’s common stock on the date of valuation, for consulting services rendered to the Company.

On February 12, 2010, pursuant to the terms of the Merger Agreement, STW Resources, Inc. merged with and into STW Acquisition, Inc. (“Acquisition Sub”), which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and STW becoming a wholly-owned subsidiary of the Company, the Company issued an aggregate of 31,780,004 (the “STW Acquisition Shares”) shares of $0.001 par value common stock to the shareholders of STW at the closing of the merger and all derivative securities of STW as of the Merger became derivative securities of Woozyfly, including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00, with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

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

For the year ended December 31, 2010, the Company issued 6,468,750 shares of common stock which were valued at an aggregate of $1,617,188 based upon the estimated fair value of the Company’s common stock on the date of valuation of $0.25 per share, for consulting services rendered to the Company.

On December 8, 2010, the Company entered into a subscription agreement with accredited investors pursuant to which the Company sold 1,300,000 units (each a “Unit” and collectively, the “Units”), each Unit consisting of one share of our common stock, par value $0.001 per share (the “Common Stock”) and a warrant to purchase one share of our Common Stock (each a “Warrant” and collectively, the “Warrants”) for total aggregate consideration of $325,000.  The warrants shall be exercisable for a period of two years from the date of issuance at an initial exercise price of $0.50 per share.  In connection with this offering, the Company incurred cash fees of $41,500 as well as issued 130,000 warrants exercisable for a period of two years from the date of issuance at an initial exercise price of $0.50 per share.

In May 2011, the Company issued 400,000 shares of common stock valued at $52,000 based upon the fair market value of the Company’s common stock at the issuance date of $0.13 per share, to a consultant for services performed (see Note 7).

In June 2011, the Company issued 400,000 shares of common stock valued at $32,000 based upon the fair market value of the Company’s common stock at the issuance date of $0.08 per share, to a vendor in exchange for certain accounts payable owed to such vendor. The outstanding accounts payable on the date of issuance was $34,500 and the difference of $2,500 was recorded as other income.

In September 2011, pursuant to the terms of the Debt Settlement Agreement (see Note 4) with an investor, the Company issued 2,000,000 shares of common stock valued at $40,000 based upon the fair market value of the Company’s common stock at the issuance date of $0.02 per share.

During the year ended December 31, 2011, the Company issued 566,667 warrants to its placement agent. Using Black-Scholes, with a volatility of 100%, a risk-free interest rate of 0.25% and 0% dividend yield, these warrants were valued at $2,186 and expensed as professional fees.

Total Dilutive Securities

As of December 31, 2011, the Company had the following dilutive securities to acquire the Company’s common stock outstanding:

	Number of
	Underlying
	Common	Exercise
Security	Shares	Price	Expire
Warrants associated with the $2.00 Unit Offering	1,948,301	$0.30	2013

Warrants associated with the $2.00 Unit Offering	1,948,300	0.60	2013

Warrants associated with the $2.00 Unit Offering	1,948,300	1.20	2013

Warrants issued for Professional Services	1,500,000	4.00	2014

Warrants associated with the January 14, 2009 Bridge Note	480,000	3.00	2014

Warrants associated with the acquisition of the Company's
Preferred Shares outstanding	1,500,000	8.00	2014

Warrants associated with the 12% Convertible Notes	1,641,496	0.20	2014 - 2015

Common stock associated with the 12% Convertible Notes	6,455,188	0.08	2010-2011

Warrants associated with the 2010 Unit Offering	1,430,000	0.50	2012

Warrants issued to Placement Agent	566,667	0.20	2013

Warrants associated with the 14% Convertible Notes	16,840,371	0.20	2013

Common stock associated with the 14% Convertible Notes	31,376,700	0.08	2013

	67,635,322

Warrants

A summary of the Company’s warrant activity and related information during the year ended December 31, 2011 follows:

	Number of Shares	Weighted- Average Exercise Price (1)	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	17,123,853	$4.00
Issued	17,407,038	$0.20
Exercised	-
Forfeited	-
Cancelled	(4,727,457)	$3.00
Expired	-
Outstanding at December 31, 2011	29,803,434	$0.94	1.89	$-
Exercisable	29,803,434	$0.94	1.89	$-

(1) In 2011, the exercise price of some of the warrants were reset to $0.30, $0.60 and $1.20 from $3.00, $4.00 and $8.00, respectively. In addition, with the 14%Convertible Notes issuance, the exercise price of certain of the warrants were reset to $0.20.

7.  Share-Based Compensation

 Since Inception (January 28, 2008), the Company issued 8.4 million shares of the Company’s common stock to directors, employees and certain consultants. As of December 31, 2010, 400,000 of these shares have been forfeited.  There were no shares forfeited in 2011.  The following table sets forth the number of shares outstanding, the fair value at date of issue and the period over which the shares vest:

	Number of	Fair	Vesting
Date	Shares Issued	Value per Share	Period

April 22, 2008	2,550,000	$0.0445	Immediate
April 22, 2008	350,000	0.0445	six months
May 8, 2008	100,000	0.0445	Immediate
May 19, 2008	1,300,000	0.0445	Immediate
October 1, 2008	50,000	0.27	Immediate
June 1, 2008	250,000	0.27	(a)
June 1, 2008	200,000	0.27	Immediate
February 10, 2009	800,000	0.27	Immediate
May 31, 2009	200,000	0.27	Immediate
June 1, 2009	150,000	0.25	Immediate
June 15, 2009	800,000	0.25	Immediate
March 31, 2010	450,000	0.25	Immediate
December 10, 2010	800,000	0.25	Immediate
May 5, 2011	400,000	0.13	Immediate
Less: forfeitures	(400,000)

	8,000,000

 a) These shares vested upon the earlier of (i) the initial public offering of the Company’s common shares, or (ii) the involuntary termination of the employee after December 31, 2008, or (iii) upon consent of the Board of Directors.

During the years ended December 31, 2011, 2010 and 2009, the Company recognized $52,000, $312,500 and $600,300 in compensation cost associated with the issuance of these shares.  At December 31, 2011, the Company had no remaining compensation cost to be recognized related to the issuances set forth above.

8.  Related Party Transactions

In connection with the Company’s capital raising activities, the Company had incurred, as of December 31, 2009, a total of $982,787 in fees and expenses payable to Viewpoint Securities, LLC (“Viewpoint”), the Company’s financial and capital markets advisor at that time, and of which one of its partners is a member of the Company’s Board of Directors, and issued, pursuant to the terms of its arrangement with Viewpoint, 1,200,000 shares of common stock and 549,900 warrants to purchase one and one-half shares of the Company’s common stock on the same terms as the warrants issued in the $2.00 Unit Offering. The exercise price of these warrants is subject to anti-dilution adjustments and are considered derivative instruments (see Note 5).  In addition, the Company issued a warrant to purchase 352,296 shares of the Company’s common stock on the same terms as the warrants issued with the 2009 12% Convertible Notes, except that these warrants did not have any anti-dilution rights (see Note 4).

During the year ended December 31, 2010, the Company incurred $123,823 in fees and expenses payable to Viewpoint and issued, pursuant to the terms of its arrangement with Viewpoint, 2,000,000 shares of common stock and 169,200 warrants to purchase one and one-half shares of the Company’s common stock on the same terms as the warrants issued with the 2010 12% Convertible Notes, and 130,000 warrants to purchase shares of the Company’s common stock on the same terms as the warrants issued with the December 2010 Unit offering. The warrants did not have any anti-dilution rights.

During the year ended December 31, 2011, the Company incurred $73,500 in fees and expenses payable to Viewpoint, and granted a warrant to purchase 566,667 shares of the Company’s common stock with an exercise price of $0.20 per share and exercisable for a period of two years from the date of issuance.

At December 31, 2011, 2010, and 2009, the Company had a balance due to Viewpoint of $202,728, $139,227 and $142,787 respectively, recorded in accounts payable.

At December 31 2011, 2010 and 2009, the Company had accrued compensation for amounts due to the officers of the Company, of $249,480, $37,630 and $0 respectively.

9.  Board of Directors and Advisory Board compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.   In December 2011, the Board voted to authorize the issuance of shares in lieu of cash compensation for past services.

Per the Director Agreements, the Company compensates each of the directors through the grant of 200,000 shares of common stock and the payment of a cash fee equal to $1,000 plus travel expenses for each board meeting attended, and $75,000 per year as compensation for serving on our board of directors. As of December 31, 2011, the Company had total cash compensation due to its directors (both current and former) of $1,173,900 which is calculated based upon time of service and the number of Board meetings attended and is included in accrued compensation in the accompanying consolidated balance sheet.

The Company’s advisory board is comprised of three members. Each advisory board member is granted 56,250 shares upon joining the board and 75,000 shares annually thereafter. As of December 31, 2011, the Company was obligated to issue 225,000 shares to the advisory board members and has recorded the fair market value of these shares as an accrued liability totaling $2,250 in accrued compensation in the accompanying consolidated balance sheet.

10.  Income Taxes

The Company’s net (loss) income before income taxes totaled $(2,819,743), $(9,396,458) and $600,976 for the years ended December 31, 2011, 2010, and 2009, respectively.

The total provision for income taxes, which consist solely of U.S. Federal taxes, consist of the following:

	Year ended	Year ended	Year ended
	12/31/11	12/31/10	12/31/09

Current taxes	$-	$-	$-

Deferred taxes	-	-	-

Total	$-	$-	$-

A reconciliation of the tax on the Company’s loss for the year before income taxes and total tax expense is shown below:

	Year ended	Year ended	Year ended
	12/31/11	12/31/10	12/31/09

Income tax benefit at U.S. statutory rate	$(958,713)	$(3,288,760)	$210,342

Change in fair value of derivative liabilities	(206,140)	-	-

Loss on extinguishment of liabilities	280,015

Implied interest expense associated with outstanding debt instruments	-	-	60,762

50% limitation of meals and entertainment	3	991	1,647

Valuation allowance	884,835	3,287,769	(272,751)
Total	$-	$-	$-

Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the net deferred tax assets will not be realized. Therefore, the Company has recorded a full valuation allowance against the net deferred tax assets.

The components of net deferred tax assets recognized are as follows:

	Year ended	Year ended	Year ended
	12/31/11	12/31/10	12/31/09
Deferred noncurrent tax asset:
Net operating loss carryforward	$5,370,971	$3,919,263	$631,494
Gross deferred noncurrent tax asset	-	-	-
Accrued Expenses	399,126
Valuation allowance	(5,770,097)	(3,919,263)	(631,494)
Deferred noncurrent tax asset	$-	$-	$-

At December 31, 2011, the Company had net U.S. deferred tax assets of $5,770,097. Due to uncertainties surrounding the Company’s ability to generate future U.S. taxable income to realize these assets, a full valuation allowance has been established to offset the net U.S. deferred tax asset. Additionally, the future utilization of the Company’s Federal net operating loss credit carry forwards (“NOLs”) to offset future taxable income maybe subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not formally analyzed any NOLs to determine the maximum potential future tax benefit that might be available, nor has it performed a Section 382 analysis to determine the limitation of the NOLs. When a formal analysis is finalized, the Company plans to update its unrecognized tax benefits. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s tax provision.

At December 31, 2011, the Company had Federal income tax NOLs of approximately $5.4 million. The Federal NOLs expire at various dates through 2031, unless previously utilized. The tax years from 2008 through 2011 remain open for examination.

11.  Commitments and Contingencies

Commitments

The Company leased its office facilities under a month-to-month lease for a monthly rental expense of $1,174.  Rent expense for the years ended December 31, 2011, 2010, 2009 and the period from Inception through December 31, 2011 was $16,815, $11,462, $42,952 and $94,924, respectively.

Indemnities and Guarantees

In addition to the indemnification provisions contained in the Company’s charter documents, the Company will generally enter into separate indemnification agreements with the Company’s directors and officers. These agreements require the Company, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as the Company’s director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

12.  Restatement of Prior Period Financials

In 2008, the Company completed an offering of units, each unit comprised of a share of common stock of the Company  and a warrant to purchase 1.5 shares of the common stock under the following terms: (i) Exercisable any time prior to the third anniversary of the closing of this financing; (ii) 0.5 shares at an exercise price of $3.00; 0.5 shares at an exercise price of $4.00 and 0.5 shares at an exercise price of $8.00  (the “2008 Unit Offering”). The warrants issued in the Unit Offering have anti-dilution provisions that adjust the exercise prices proportionately in the event of any future issuances of warrants at an exercise price below $5.00 per share.

In April 2009, the Company completed an offering of 12% convertible notes, convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share.  In addition, each investor received warrants to purchase shares of Common Stock at an exercise price of $3.00 per share and exercisable for five years (the “2009 Note Offering”). The conversion price of the 12% Convertible Note and the exercise price of the attached warrants are subject to adjustment pursuant to anti-dilution provisions.

In connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2011, management of the Company conducted an analysis of the Company’s various financial instruments and agreements involving the 2008 Unit Offering and 2009 Note Offering, with a particular focus on the accounting treatment of derivative financial instruments under ASC Topic 815 “Derivatives and Hedging” (the “Derivative Accounting Pronouncement”).

Historically, the Company accounted for the warrants associated with the 2008 Unit Offering and 2009 Note Offering as equity instruments in the consolidated financial statements for the quarterly and annual periods through September 30, 2011.  For the 2009 Note Offering, using Black Scholes, the value of the warrants were calculated and the relative fair value was recorded as a discount to the 2009 12% Notes and to additional paid-in capital.  The discount was amortized over the term of the note. In July 2011, when the Company reset the exercise prices for the warrants associated with the 2008 Unit Offering, the value of warrants associated with this offering was recalculated using Black Scholes, which resulted in an additional estimated fair value of $218,064, which was recorded to additional paid-in capital and charged to general and administrative expenses.

After review, the Company determined that the original accounting for the 2008 Unit Offering and the 2009 Note Offering failed to appropriately record separate derivative treatment for the conversion option and the warrants issued. Under derivative accounting, the Company calculates the full fair value of the warrants and the full fair value of the embedded conversion feature derivative and records a debt discount that is amortized over the life of the note.  The fair value of the embedded conversion feature and warrants are recorded to a derivative liability account and revalued each reporting period (see Note 5).

On June 29, 2012, as a result of this analysis, management, along with Company’s Board of Directors, concluded that it was necessary to restate its previously filed consolidated financial statements in the annual report for the years ended December 31, 2010 and December 31, 2009, each filed on Form 10-K, together with the quarterly reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009, September 30, 2009, March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2011, June 30, 2011 and September 30, 2011 (collectively, the “Reports”). The need to restate the Company’s consolidated financial statements is primarily due to the incorrect application of GAAP.  The restatements are required to properly reflect the Company’s consolidated financial results for the periods set forth in the Reports noted above.  As a result, such consolidated financial statements included within the Reports noted above should no longer be relied upon.

As a result of the restatement, the tables below set forth the changes to be made in the consolidated financial statements included in the Reports noted above.  The effect on the consolidated balance sheets for the periods described in the Reports noted above is due to the recording of the embedded conversion feature and warrant liabilities and the effect on the consolidated statements of operations for the periods described in the Reports noted above is due to the gains and losses from the mark-to-market adjustments and an increase in interest expense. Accordingly, the consolidated balance sheets and statements of operations for the periods described in the Reports noted above have been retroactively adjusted as summarized below:

Effect of Correction	As Previously		As
	Reported	Adjustments	Restated
Balance Sheet as of 12/31/2009
Debt:Short-term debt:2009 Convertible Note:Debt Discount	$(135,843)	$(263,968)	$(399,811)
Derivative Liability - $2 Unit warrants	-	48,730	48,730
Derivative Liability - 12% Convertible Notes	-	624,169	624,169
Additional Paid-in Capital	9,048,954	(5,672,310)	3,376,644
Deficit Accumulated during development stage	(6,770,882)	5,263,378	(1,507,504)
Total Shareholders' equity	2,308,490	(408,932)	1,899,558

Statement of Operations for the year ended 12/31/2009
Interest Inc (Exp): 2009 Note: Amort of debt discount	(160,659)	(271,643)	(432,302)
Marked to market gain (loss)	-	5,029,533	5,029,533
Interest Inc (Exp): 2009 Note: Amort of deferred financing	(42,265)	(32,600)	(74,865)
Net Income (Loss)	(4,124,314)	4,725,290	600,976
Basic Income (Loss) per share	(0.16)	0.18	0.02
Diluted Income (Loss) per share	(0.16)	0.17	0.01

Balance Sheet as of 3/31/2010
Debt:Short-term debt:2009 Convertible Note:Debt Discount	(105,710)	(195,855)	(301,565)
Derivative Liability - $2 Unit warrants	-	29,948	29,948
Derivative Liability - 12% Convertible Notes	-	590,125	590,125
Additional Paid-in Capital	9,755,935	(5,712,761)	4,043,174
Deficit Accumulated during development stage	(8,092,790)	5,288,541	(2,804,249)
Total Shareholders' equity	1,700,654	(424,219)	1,276,435

Statement of Operations for the 3 months ended 3/31/2010
Interest Inc (Exp): 2009 Note: Amort of debt discount	(70,583)	(155,368)	(225,951)
Marked to market gain (loss)	-	180,532	180,532
Net Income (Loss)	(1,321,908)	25,164	(1,296,744)
Basic and Diluted Loss per share	(0.04)	0.00	(0.04)

Balance Sheet as of 6/30/2010
Debt:Short-term debt:2009 Convertible Note:Debt Discount	(83,277)	(120,073)	(203,350)
Derivative Liability - $2 Unit warrants	-	16,183	16,183
Derivative Liability - 12% Convertible Notes	-	739,834	739,834
Additional Paid-in Capital	9,877,167	(5,745,685)	4,131,482
Deficit Accumulated during development stage	(8,939,573)	5,109,741	(3,829,832)
Total Shareholders' equity	975,428	(635,946)	339,484

Statement of Operations for the three months ended 6/30/2010
Interest Exp: 2009 Note: Amort of debt disc	(55,359)	(128,134)	(183,493)
Marked to market gain (loss)	-	(50,667)	(50,667)
Net Loss	(846,783)	(178,801)	(1,025,584)
Basic and Diluted Loss per share	(0.02)	(0.01)	(0.03)

Statement of Operations for the six months ended 6/30/2010
Interest Exp: 2009 Note: Amort of debt disc	(125,942)	(283,501)	(409,443)
Marked to market gain (loss)	-	129,865	129,865
Net Loss	(2,168,689)	(153,635)	(2,322,326)
Basic and Diluted Loss per share	(0.06)	(0.01)	(0.07)

Balance Sheet as of 9/30/2010
Debt:Short-term debt:2009 Convertible Note:Debt Discount	(86,365)	(163,892)	(250,257)
Derivative Liability - $2 Unit warrants	-	7,039	7,039
Derivative Liability - 12% Convertible Notes	-	805,610	805,610
Additional Paid-in Capital	10,084,515	(5,804,130)	4,280,385
Deficit Accumulated during development stage	(14,838,776)	5,155,372	(9,683,404)
Total Shareholders' deficit	(4,715,836)	(648,758)	(5,364,594)

Statement of Operations for the three months ended 9/30/2010
Interest Exp: 2009 Note: Amort of debt disc	(55,356)	(84,248)	(139,604)
Marked to market gain (loss)	-	129,879	129,879
Net Income (Loss)	(5,899,205)	45,632	(5,853,573)
Basic and Diluted Loss per share	(0.16)	0.00	(0.16)

Statement of Operations for the nine months ended 9/30/2010
Interest Exp: 2009 Note: Amort of debt disc	(181,298)	(367,749)	(549,047)
Marked to market gain (loss)	-	259,744	259,744
Net Loss	(8,067,894)	(108,005)	(8,175,901)
Basic and Diluted Loss per share	(0.23)	(0.00)	(0.23)

Balance Sheet as of 12/31/2010
Debt:Short-term debt:2009 Convertible Note:Debt Discount	(95,840)	(50,843)	(146,683)
Derivative Liability - $2 Unit warrants	-	2,273	2,273
Derivative Liability - 12% Convertible Notes	-	629,438	629,438
Additional Paid-in Capital	11,448,270	(5,861,156)	5,587,114
Deficit Accumulated during development stage	(16,184,248)	5,280,287	(10,903,961)
Total Shareholders' deficit	(4,692,142)	(580,868)	(5,273,010)

Statement of Operations for the year ended 12/31/2010
Interest Exp: 2009 Note: Amort of debt disc	(228,847)	(529,133)	(757,980)
Marked to market gain (loss)	-	546,041	546,041
Net Income (Loss)	(9,413,366)	16,908	(9,396,458)
Basic and Diluted Loss per share	(0.27)	0.00	(0.27)

Balance Sheet as of 3/31/2011
Debt:Short-term debt:2009 Convertible Note:Debt Discount	(95,430)	30,697	(64,733)
Derivative Liability - $2 Unit warrants	-	150	150
Derivative Liability - 12% Convertible Notes	-	256,420	256,420
Additional Paid-in Capital	11,529,547	(5,942,433)	5,587,114
Deficit Accumulated during development stage	(16,564,602)	5,655,167	(10,909,435)
Total Shareholders' deficit	(4,991,219)	(287,265)	(5,278,484)

Statement of Operations for the 3 months ended 3/31/2011
Interest Inc (Exp): 2009 Note: Amort of debt discount	(79,149)	(2,801)	(81,950)
Interest Income (Expense)	(2,540)	2,540	-
Marked to market gain (loss)	-	375,141	375,141
Net Income (Loss)	(380,354)	374,880	(5,474)
Basic and Diluted Loss per share	(0.01)	0.01	(0.00)

Balance Sheet as of 6/30/2011
Debt:Short-term debt:2009 Convertible Note:Debt Discount	(50,252)	32,147	(18,105)
Derivative Liability - $2 Unit warrants	-	-	-
Derivative Liability - 12% Convertible Notes	-	1,687	1,687
Additional Paid-in Capital	11,617,309	(5,946,995)	5,670,314
Deficit Accumulated during development stage	(16,977,878)	5,947,261	(11,030,617)
Total Shareholders' deficit	(5,316,328)	662	(5,315,666)

Statement of Operations for the three months ended 6/30/2011
Interest Exp: 2009 Note: Amort of debt disc	(81,340)	34,712	(46,628)
Marked to market gain (loss)	-	254,882	254,882
Other Income	-	2,500	2,500
Net Income (Loss)	(413,276)	292,094	(121,182)
Basic and Diluted Loss per share	(0.01)	0.01	(0.00)

Statement of Operations for the six months ended 6/30/2011
Interest Exp: 2009 Note: Amort of debt disc	(160,489)	31,911	(128,578)
Interest Income (Expense)	(2,540)	2,540	-
Marked to market gain (loss)	-	630,023	630,023
Other Income	-	2,500	2,500
Net Income (Loss)	(793,630)	666,974	(126,656)
Basic and Diluted Loss per share	(0.02)	0.02	(0.00)

Balance Sheet as of 9/30/2011
Debt:Short-term debt:2009 Convertible Note:Debt Discount	(3,086)	3,086	(0)
Derivative Liability - $2 Unit warrants	-	2,471	2,471
Derivative Liability - 12% Convertible Notes	-	14,594	14,594
Additional Paid-in Capital	11,866,974	(6,158,660)	5,708,314
Deficit Accumulated during development stage	(17,525,026)	6,176,137	(11,348,889)
Total Shareholders' deficit	(5,613,416)	19,478	(5,593,938)

Statement of Operations for the three months ended 9/30/2011
Interest Exp: 2009 Note: Amort of debt disc	(47,166)	29,061	(18,105)
Marked to market gain (loss)	-	(17,718)	(17,718)
Gain on extinguishment of debt	-	2,340	2,340
Other Income (Expense)	2,871	(2,871)	-
Warrant modification	(218,064)	218,064	-
Net Income (Loss)	(547,148)	228,876	(318,272)
Basic and Diluted Loss per share	(0.01)	0.00	(0.01)

Statement of Operations for the nine months ended 9/30/2011
Interest Exp: 2009 Note: Amort of debt disc	(207,655)	60,972	(146,683)
Interest Income (Expense)	(2,540)	2,540	-
Gain on extinguishment of debt	-	2,340	2,340
Marked to market gain (loss)	-	612,305	612,305
Warrant modification	(218,064)	218,064	-
Other Income (Expense)	2,871	(371)	2,500
Net Income (Loss)	(1,340,778)	895,850	(444,928)
Basic and Diluted Loss per share	(0.03)	0.02	(0.01)

13.  Subsequent Events

During February 2012, the Company issued to certain accredited investors (the “Investors”) revenue participation interest notes with a principal amount of $165,000 (the “March 2012 Notes”). These March 2012 Notes mature on January 21, 2017 and carry an interest rate of 12%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish and/or produced water. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received 2 times their investment amount, 10% of the net revenues thereafter until such time as they have received an additional $295,000 at which time the March 2012 Notes are retired in full. The Investors received warrants to purchase 165,000 shares of the Company’s common stock. These warrants have an exercise price of $0.20 and a two year maturity. The Company incurred cash fees of $16,500 and issued 16,500 warrants under the same terms as those received by the Investors.

On March 20, 2012, pursuant to a debt settlement agreement (see Note 4), the Company issued 3,000,000 shares of its common stock to a note holder who will sell these shares, and the net proceeds will reduce the Company's liability to the note holder.

On March 23, 2012, the Board of Directors agreed to exchange their accrued compensation for shares of the Company’s common stock. Total accrued compensation as of that date was $1,473,900 which was converted at a price per share of $0.05, and 29,478,000 shares were issued. Furthermore, for consulting services to the Company, the Board authorized the issuance of 16,950,000 shares of common stock to various consultants, of which, 5,000,000 shares have been issued to Mr. Stan Weiner, the Company’s Chief Executive Officer. On March 23, 2012, the Board authorized the issuance of 425,000 shares of the Company’s common stock to its Advisory Board members and an additional 18,750 shares to a consultant.

In May 2012, the Company entered into a subscription agreement with accredited investors pursuant to which the Company sold 1,000,000 Units, each Unit consisting of one share of the Company’s common stock par value $0.001 and a warrant to purchase 0.375 shares of the Company’s common stock (the “Warrants”) for aggregate consideration of $50,000. The Warrants shall be exercisable for a period of two years from the date of issuance at an initial exercise price of $0.20. The Company incurred cash fees of $5,000 and issued 150,000 warrants under the same terms.

Between June and September 2012, the Company issued to certain accredited investors, new 14% Convertible Notes with a principal amount of $200,000. These notes have the same terms as the 14% Notes issued in 2011 (see Note 4). In addition, the investors also received warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.20 and exercisable for a period of two years from the date of issuance. The Company incurred cash fees of $20,000 and issued 50,000 warrants under the same terms.

On September 6, 2012, the Company announced that it had signed a contract with Ranchland Hills Golf Club, Midland, TX, to design, build and deliver a proprietary water desalinization facility to produce 700,000 gallons of water a day by converting brackish well water into the equivalent of rain water to maintain the greens and fairways of the golf course. Under terms of the agreement, STW has received a down payment of $400,500 and will collect additional manufacturing milestone payments to engineer and install customized equipment that adds proprietary technology and chemicals to a desalinization membrane technology to increase the amount of fresh water recovered and lower the cost of operation. The equipment is to be delivered in 10-12 weeks.