Form 10-Q
period 2012-03-31
STW RESOURCES HOLDING CORP.
filed 2013-02-28
CIK 1357838

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in section 12b-2 of the Exchange Act).  Yes [  ]  No [X]

As of February 25, 2013, there were 96,308,598 shares of the Company’s common stock, par value $0.001 per share issued and outstanding.

STW RESOURCES HOLDING CORP.
FORM 10-Q

-i-

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Condensed Consolidated Balance Sheets	March 31,	December 31,
	2012	2011
	( Unaudited)	( Audited)
Assets

Current assets
Cash	$16,492	$7,187
Prepaid expenses and other current assets	420,682	26,820
Total current assets	437,174	34,007

Property and equipment, net of accumulated depreciation of $10,395	-	-

Total Assets	$437,174	$34,007

Liabilities and Shareholders' Deficit

Current liabilities
Accounts payable	$827,365	$811,486
Accrued expenses and interest	456,645	283,185
Accrued consulting fees - share based	8,000	-
Accrued compensation	249,480	1,445,249
Current portion of convertible notes payable	415,000	415,000

Derivative liabilities	1,225,847	1,491
Notes payable - current	2,532,001	2,543,788

Total current liabilities	5,714,337	5,500,199

Accrued interest-non current	67,765	16,515
Notes payable - non-current	165,000
Convertible notes payable – non-current, net of $52,504 and $60,380 of unamortized discount, respectively	2,428,731	2,420,855

Total liabilities	8,375,833	7,937,569

Shareholders' deficit
Preferred stock, par value $.001 per share
10,000,000 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Common stock, par value $.001 per share
100,000,000 shares authorized, 79,558,599 and 46,636,849 issued and outstanding at March 31,2012 and December 31, 2011, respectively	79,559	46,637
Additional paid-in capital	7,253,358	5,773,505
Deficit accumulated during the development stage	(15,271,659)	(13,723,704)
Total shareholders' deficit	(7,938,659)	(7,903,562)

Total Liabilities and Shareholders' Deficit	$437,174	$34,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
	For the three months ended March 31, 2012	For the three months ended March 31, 2011 (as restated)	For the period from January 28, 2008 (Inception) through March 31, 2012

Revenues	$-	$-	$34,000

Cost of Sales	-	-	35,355
	-	-	(1,355)

Expenses
General and administrative	66,050	41,960	1,333,694
Salaries and benefits	5,138	11,317	2,775,884
Professional fees	167,382	133,500	4,433,849
Stock issued or to be issued for compensation	16,875	-	2,411,318
Total general and administrative	255,445	186,777	10,954,745
Operating loss	(255,445)	(186,777)	(10,954,745)

Other Income (Expense)
Change in fair value of shares issued to note holder	81,787	-	81,787
Change in fair value of derivative liabilities	(1,224,356)	375,141	(5,495,600)
Loss on disposition of assets	-	-	(5,390,373)
Loss on extinguishment of liabilities, net	-	-	(823,573)
Other expense	-	-	(20,000)
Other income	-	-	2,504
Interest, net	(149,858)	(193,838)	(3,661,421)
Total other income (expense), net	(1,292,427)	181,303	(4,315,476)

Net loss	$(1,547,872)	$(5,474)	$(15,271,576)

Basic and Diluted Net Loss Per Share	$(0.03)	-

Weighted average number of Common Shares used in Basic and Diluted Net Loss Per share	49,297,430	43,836,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows			For the
(Unaudited)	For the three	For the three	period from January 28, 2008 (Inception)
	months ended	months ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(1,547,872)	$(5,474)	(15,271,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	655	41,857
Write-off of project pilot costs	-	-	14,960
Amortization of discount and debt issuance costs	7,876	102,276	1,870,683
Estimated fair value of common shares attached to notes payable	-	-	75,709
Notes payable issued for deferred compensation	-	-	1,123,851
Share-based compensation	75,000	-	1,273,273
Estimated fair value of equity issued or to be issued for consulting services	16,875	-	2,038,400
Loss on disposition of equipment	-	-	5,401,897
Change in fair value of derivative liabilities	1,224,356	(375,141)	(5,495,600)
Estimated fair value of common shares issued as a donation	-	-	50,000
Gain on settlement of accounts payable with issuance of common shares	-	-	(2,500)
Change in fair value of common shares issued in connection with the debt settlement agreement	(87,787)	-	(61,787)
Loss on extinguishment of liabilities, net	-	-	823,573
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(52,362)	11,249	(74,593)
Increase in accounts payable and accrued expenses	218,719	213,056	4,169,526
Net cash used in operating activities	(139,195)	(53,379)	(4,022,307)

Cash flows from investing activities
Acquisition of property and equipment	-	-	(4,986,876)
Sale of equipment	-	-	64,500
Net cash used in investing activities	-	-	(4,922,376)

Cash flows from financing activities
Issuance of convertible notes payable	-	-	1,805,000
Issuance of notes payable	165,000	75,000	2,080,019
Repayment of notes payable	-	-	(1,308,808)
Debt issuance costs	(16,500)	-	(401,679)
Equity issuances, net	-	-	6,786,643
Net cash provided by financing activities	148,500	75,000	8,961,175

Net increase in cash	9,305	21,621	16,492

Cash at beginning of period	7,187	6,696	-
Cash at end of period	$16,492	$28,317	$16,492

Supplemental cash flow information:
Cash paid for interest	$-	$-	$36,147

See Notes 2 and 4 in the accompanying notes to these condensed consolidated financial statements for disclosures related to other non-cash investing and financing activities
Non-cash investing and financing activities:
Non-cash capital expenditures	$-	$-	$4,399,826
Non-cash debt issuance related to disposition of equipment	$-	$-	$1,400,000
Fair value of common shares issued in connection with debt settlement agreement	$30,000	$-	$70,000
Accrued interest converted into principal of the 14% convertible notes payable	$-	$-	$458,332
Convertible notes payable and extension fee amended into note payable in connection with debt settlement agreement	$-	$-	$115,900
Estimated relative fair value of warrants issued in connection with the 14% convertible notes payable	$-	$-	$63,005
Fair value of common shares issued for conversion of accounts payable	$-	$-	$32,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared by STW Resources Holding Corp. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the condensed consolidated financial statements. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements at December 31, 2011 included in the Company’s Form 10-K filed with the Commission on October 24, 2012.

1.  Organization, Nature of Activities and Basis of Presentation

STW Resources Holding Corp. (“STW” or the “Company”, f/k/a Woozyfly Inc. and STW Global Inc.) is a development stage corporation formed to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas.  STW has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana and the Appalachian Basin of Pennsylvania and West Virginia.  STW, in conjunction with energy producers, operators, various state agencies and legislators, is working to create an efficient and economical solution to this complex problem.  The Company is also evaluating the deployment of similar technology in the municipal wastewater industry.

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

On February 9, 2010, the Court entered an order confirming the Second Amended Plan of Reorganization (the “Plan”) pursuant to which the Plan and the Merger was approved.  The Plan was effective February 19, 2010 (the “Effective Date”). The principal provisions of the Plan were as follows:

•	MKM, the DIP lender, received 400,000 shares of common stock and 2,140,000 shares of preferred stock,
•	The holders of the Convertible Notes received 1,760,000 shares of common stock,
•	General unsecured claims received 100,000 shares of common stock, and
•	The Company’s equity interest was extinguished and cancelled.

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

Considering that, following the Merger, the shareholders of the Company control the majority of our outstanding voting common stock of the Company and effectively succeeded our otherwise minimal operations to those that are theirs; the Company is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of the Company’s securities for our net monetary assets, which are deminimus, accompanied by a recapitalization. Accordingly, the Company has not recognized any goodwill or other intangible assets in connection with this reverse merger transaction.

Effective March 1, 2010, Woozyfly, Inc. changed its name to STW Global, Inc. in accordance with the Bankruptcy proceeding.   On March 3, 2010, the Company changed its name to STW Resources Holding Corp.  The name change was accomplished by merging a wholly owned subsidiary of the Company into the Company resulting in the Company being the surviving Company and changing the name of the Company.

STW Resources Holding Corp. was the surviving and continuing entity and the historical financials following the reverse merger transaction are those of STWR.   WoozyFly was a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of STWR pursuant to the terms of the Merger Agreement.   Consequently, management believes that the acquisition of STWR caused the Company to cease to be a shell company as it no longer has nominal operations.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company from January 28, 2008 (Inception) through March 31, 2012, the Company has not had any significant revenues.  The Company curtailed operations until it has raised sufficient capital to execute its business plan as of March 31, 2012, has accumulated losses of approximately $15,272,000 and has negative cash flow from operations of approximately $4,000,000 since inception. These factors raise substantial doubt about our ability to continue as a going concern.  From Inception (January 28, 2008) through March 31, 2012, management has raised equity and debt financing of approximately $10,300,000 to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, STW Resources, Inc. Intercompany transactions and balances have been eliminated upon consolidation.

The Company also consolidates any variable interest entities (VIEs), of which it is the primary beneficiary, as defined. The Company does not have any VIEs that need to be consolidated at this time. When the Company does not have a controlling interest in an entity, but exerts a significant influence over the entity, the Company would apply the equity method of accounting.

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

The Company is a development stage enterprise and has sustained significant losses since inception and expects to continue to incur losses through 2013.

Concentration of Credit Risk

A financial instrument that potentially subjects the Company to concentration of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 to December 31, 2012. At March 31, 2012, there were no uninsured deposits.

The Company anticipates entering into long-term, fixed-price contracts for its services with select oil and gas producers and municipal utilities.  The Company will control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures.

As of March 31, 2012 and December 31, 2011, three vendors accounted for 75% and 77% of total accounts payable, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company's significant estimates include valuation of deferred tax assets and the valuation of derivative liabilities, conversion options, and share-based transactions.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, notes payable, convertible notes payable, accounts payable, accrued expenses and derivative liabilities. The carrying value for all such instruments except convertible notes payable and derivative liabilities approximates fair value due to the short-term nature of the instruments.  The Company cannot determine the estimated fair value of its convertible notes payable as instruments similar to the convertible notes payable could not be found.  Our derivative liabilities are recorded at fair value (see Note 3).

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

Our derivative liabilities consist of embedded conversion features on debt, price protection features on warrants, and derivatives due to insufficient authorized shares to settle outstanding contracts which are carried at fair value, and are classified as Level 3 liabilities. We use Black-Scholes to determine the fair value of these instruments (see Note 3).

Accounting for Derivatives Liabilities

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of Accounting Standards Codification (“ASC”), Topic 815-40, “Derivative Instruments and Hedging: Contracts in Entity’s Own Equity” (“ASC Topic 815-40”). The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Certain of the Company’s embedded conversion features on debt, price protection features on outstanding common stock purchase warrants, and derivative liabilities due to insufficient authorized shares to settle outstanding contracts are treated as derivatives for accounting purposes. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market.  The Company estimates the fair value of these warrants and embedded conversion features and derivative liabilities due to insufficient authorized shares to settle outstanding contracts using Black-Scholes (see Note 3).

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

Basic and Diluted Loss per Share

 The Company’s basic earnings (loss) per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method and as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised. As the Company realized a net loss for the periods ended March 31, 2012 and 2011, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive. See Note 4 for a list of all dilutive securities as of March 31, 2012.

The following presents the basic and diluted earnings (loss) per share for the three month period ended March 31, 2012 and 2011.

	Three months ended March 31, 2012
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net Loss	$(1,547,872)	49,297,430	$(0.03)
Diluted EPS:	-	-
Loss available to common shareholders	$(1,547,872)	49,297,430	$(0.03)

	Three months ended March 31, 2011 (as restated)
	Numerator (Loss) (as restated)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net Loss	$(5,474)	43,836,849	$-
Diluted EPS:	-	-
Loss available to common shareholders	$(5,474)	43,836,849	$-

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

ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold.  As of March 31, 2012 and December 31, 2011, there was no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates. It is not anticipated that there will be a significant change in the unrecognized tax benefits over the next twelve months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at March 31, 2012 and December 31, 2011 respectively, and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the periods ended March 31, 2012 and 2011.

Reclassifications

Certain reclassifications have been made to prior periods presented to conform with the current period presentation.

2.  Debt

The Company’s debt at March 31, 2012 and December 31, 2011, consisted of the following:
	March 31,	December 31,
Name	2012 (Unaudited)	2011 (Audited)
14% Convertible Notes	$2,481,235	$2,481,235
12% Convertible Notes:
Cash issuances of 2009 Notes	90,000	90,000
Cash issuances of 2010 Notes	325,000	325,000
Total 12% Convertible Notes	415,000	415,000

GE Note	2,100,000	2,100,000
Deferred Compensation Notes	279,095	279,095

Revenue Participation Notes	165,000	-

Other Short-term debt	152,906	164,693

Unamortized debt discount	(52,504)	(60,380)

Total Debt	5,540,732	5,379,643
Less: Current Portion	(2,947,001)	(2,958,788)
Total Long Term Debt	$2,593,731	$2,420,855

Revenue Participation Notes

During February 2012, the Company issued to certain accredited investors (the “Investors”) revenue participation interest notes with a principal amount of $165,000 (the “March 2012 Notes”). These March 2012 Notes mature on January 31, 2017 and carry an interest rate of 12%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish and/or produced water. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received two times their investment amount and 10% of the net revenues thereafter until such time as they have received an additional $295,000 at which time the March 2012 Notes are retired in full. The Investors received warrants to purchase 165,000 shares of the Company’s common stock. These warrants have an exercise price of $0.20, are immediately exercisable and a two year maturity. The Company incurred cash fees of $16,500 which is recorded as a loan origination fee and is included in prepaid expenses in the accompanying condensed consolidated balance sheet and will be amortized to interest expense, and issued 16,500 warrants under the same terms as those received by the Investors. As of March 31, 2012, the Company has not generated revenue in connection with these March 2012 Notes.

The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.33%; expected volatility of 100%. As the value of the warrants was not significant, the Company did not allocate any portion of the debt proceeds to the warrants, however, the warrants are included in the derivative liability account each reporting period as the Company has insufficient authorized shares to settle outstanding contracts (see Note 3).

Other Short-term Debt

September 1, 2011, the Company entered into a note modification with a holder (the "Holder") of $100,000 of the 2010 12% Convertible Notes that had previously matured. The agreement called for the Company to issue 2,000,000 shares (the "Shares") of the Company's common stock to the Holder who will sell these shares for which the proceeds will be used to reduce the Company's note to the Holder. The Company has the right to settle the $160,900 liability in cash at any time and reclaim any remaining Shares provided to the Holder. The Company may be required to issue additional shares of its common stock to the Holder if the Holder's sales proceeds from selling the Shares is less than the $160,900 note plus accrued interest payable.

During the current period, the Holder sold the 2,000,000 shares held at December 31, 2011 for cash consideration in the amount of $11,787, which was recorded as a reduction of the note amount owed as of March 31, 2012 and recorded a loss of $8,213 related to the change in fair value of the 2,000,000 shares during the three months ended March 31, 2012 in the accompanying condensed consolidated statement of operations. The Company issued the Holder an additional 3,000,000 shares during the period ended March 31, 2012 to be used to pay off the note balance when such shares are sold. As of March 31, 2012, the Holder held the 3,000,000 shares issued during the current period (see Note 4). On October 16, 2012, the Company renegotiated the terms of the notes which was in default at March 31, 2012. Under the new terms of the note, the Company is required to make principal payments of $15,000 in October and November 2012 and $20,000 for each of the remaining months, through May 2013, plus interest of 12%. The principal balance on October 16, 2012 was approximately $150,000. The Company has reported the balance on such note as current due to the history of the Company not being able to make the monthly principal payments and due to the note being due in May 2013.  The Company is current in its payments under the amended note.

GE Ionics Settlement Agreement

On or about May 22, 2008, STWR entered into a Teaming Agreement, as amended, with GE Ionics, Inc., a Massachusetts corporation (“GE”) (STWR and GE are collectively referred to as the “Parties”). On or about April 4, 2008 STWR and GE entered into a Purchase Order (the “Purchase Order”), pursuant to which there was due and unpaid a debt by STWR to GE in the amount of $11,239,437 as of August 31 2010 (the “Original Debt”).

On August 31, 2010, the Parties entered into a Settlement Agreement (the “GE Settlement Agreement”) pursuant to which GE permitted the Company to substitute for STWR as to all rights and obligations under the Purchase Order (including the Original Debt) and Teaming Agreement, and such that to fully discharge STWR financial obligations to GE under the Purchase Order, the Company shall pay GE $1,400,000.00 pursuant to a senior promissory note (the “GE Note”). The GE Note bore interest at a rate of the WSJ Prime Rate (as published daily in the Wall Street Journal) plus two percent (2%) per annum. Under the terms of the GE Note, the Company had thirteen (13) months to pay off the GE Note plus all accrued interest.  In addition, upon the consummation and closing of a debt or equity financing following the execution of the GE Note, the Company shall pay GE thirty percent (30%) of any and all tranches (“Tranches” being defined as the cash receipts of the proceeds of any equity investments in or loans to the Company or any affiliated entity by third parties, but excluding any conversions of pre-existing debt to equity by any of the Company’s then current convertible note holders or creditors) until the GE Note is paid in full, including all accrued interest.  On September 29, 2011, the Parties agreed to extend the maturity date of the GE Note from September 30, 2011 to October 30, 2011.

On October 30, 2011, the Parties entered into an amendment to the GE Settlement Agreement, effective October 1, 2011, pursuant to which, among other things, the Parties agreed as follows: (i) the Company will have until September 1, 2013 to pay GE $2,100,000 plus interest accrued after October 1, 2011 under the GE Note in accordance with its terms, (ii) upon the consummation and closing of a debt or equity financing following the execution of the GE Note, the Company shall pay GE thirty percent (30%) of any and all tranches (“Tranches” being defined as the cash receipts of the proceeds of any equity investments in or loans to the Company or any affiliated entity by third parties, but excluding any conversions of pre-existing debt to equity by any of the Company’s then current convertible note holders or creditors) until the GE Note is paid in full, including all accrued interest, provided the Company shall not be obligated to pay GE upon, among other things, the following: (a) short term commercial paper of $200,000 or less, up to a cumulative maximum of $500,000 through December 31, 2012, (b) commercial equipment leasing whereby GE is taking a secured interest in the purchased equipment, (c) proceeds from project, lease and equipment funding to any subsidiary of the Company provided the Company does not receive any proceeds of such funding and (d) a one-time general exception for $1,500,000 of new equity financing of the Company, (iii) the Company shall begin making a regular series of installment payments as follows: (a) $10,000 per month beginning on January 1, 2012, and (b) $15,000 per month beginning on June 1, 2012 through the maturity date of the GE Note and (iv) the Company shall be able to prepay the GE Note, without interest, on or before the maturity date.

On May 7, 2012, GE informed the Company that it had failed to may any required installment payment that was due and payable under the GE Note and that the Company’s failure to make any such installment payment(s) constituted an Event of Default under the GE Note.   Pursuant to the terms of the GE Note, upon the occurrence of an Event of Default for any reason whatsoever, GE shall, among other things, have the right to (a) cure such defaults, with the result that all costs and expenses incurred or paid by GE in effecting such cure shall bear interest at the highest rate permitted by law, and shall be payable upon demand; and (b) accelerate the maturity of the GE Note and demand the immediate payment thereof, without presentment, demand, protest or other notice of any kind.    Upon an event of default under the GE Note, GE shall be entitled to, among other things (i) the principal amount of the GE Note along with any interest accrued but unpaid thereon and (ii) any and all expenses (including attorney’s fees and expenses) incurred in connection with the collection and enforcement of any rights under the GE Note.

As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the GE Note.  While GE has not accelerated any amounts that are due and payable under the GE Note, as a result of the notice of default, as of the date hereof, the GE Note could become immediately due and payable.  The Company is currently working with GE on making arrangements to honor its obligations under the GE Note, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the GE Note.

TCA Loan

On May 11, 2010, the Company entered into a subscription agreement with TCA Global Credit Master Fund LP (“TCA”) pursuant to which TCA purchased a 12% convertible note for an aggregate purchase price of $100,000 (the “TCA Note”).  The TCA Note bore interest at a rate of 12% per annum and matured one year from the date of issuance.  The TCA Note was convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.25 per share (the “Conversion Price”).    On May 6, 2011, the Company and TCA agreed to extend the maturity date of the Note from May 6, 2011 until August 11, 2011.

On September 1, 2011, the Company and TCA entered into a loan repayment agreement (the “Repayment Agreement”) with TCA pursuant to which the Company agreed to pay TCA a $45,000 extension fee, plus $15,900 of accrued interest, in consideration for TCA not calling the TCA Note, and resulted in the total aggregate principal amount that is due and payable to TCA to be equal to $160,900, which shall continue to bear interest at 12% per annum (the “Owed Amount”). In connection with the Repayment Agreement, the Company agreed to issue TCA 2,000,000 shares of the Company's common stock (the "Shares")  to repay the Owed Amount which TCA shall be able to sell and use the proceeds to pay down the Owed Amount.  If the Owed Amount is not satisfied by the sale of the Shares, upon request from TCA, the Company must issue TCA additional shares of the Company’s common stock.  The Company has the right to settle the Owed Amount in cash at any time and reclaim any remaining Shares provided to the Holder. On August 19, 2012, TCA informed the Company that it is in default and demanded repayment of the Owed Amount (the “DefaultEffective October 16, 2012, the Company and TCA entered into a settlement agreement (the “TCA Settlement Agreement”) pursuant to which the Company agreed to pay $146,686.46 plus accrued but unpaid interest at a rate of twelve percent (12%) per annum as well as legal fees in the amount of $3,000 arising from the Default (the “TCA Settlement Amount”) as follows: (i) $15,000 to be paid on October 18, 2012, (ii) $15,000 to be paid on or before November 1, 2012, (iii) five (5) equal installments of $20,000 to be paid beginning on December 1, 2012 and continuing on the first day of each month thereafter, (iv) $11,686.46 in principal and $9,067.93 of interest to be paid on or prior to May 1, 2013 and (v) $3,000 for legal fees to be paid on May 1, 2013.  Under the settlement Agreement, if STW is late on any installment, it has ten days after notice from TCA to make a cure payment.  To date, all payments under the Settlement Agreement have been timely made under the regular payment date or within the allowed cure period.

August 2010 Loans

On August 13, 2010, the Company entered into subscription agreements with two investors (the “August Investors”) pursuant to which the August Investors each purchased a 12% convertible note for an aggregate purchase price of $25,000 (the “August 2010 Notes”).  The August 2010 Notes bore interest at a rate of 12% per annum and matured one year from the date of issuance.  The August 2010 Notes were convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.25 per share (the “Conversion Price”).    On March 2, 2012, the August Investors informed the Company that it is in default and demanded repayment under the August 2010 Notes.  As a result of the notice of default, as of the date hereof, the August 2010 Notes are immediately due and payable.  On December 7, 2012, the Company and the August 2010 Investors agreed that beginning December 1, 2012, the Company would make a monthly payment of $350 to each investor, provided that either party will have the right to terminate the agreement upon 30 days notice.  While the Company is currently working with the August Investors to honor its obligations under the August 2010 Notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the August 2010 Notes.

3.  Derivative Liabilities

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

From time to time, the Company has issued notes with embedded conversion features and warrants to purchase common stock. Certain of the embedded conversion features and warrants contain price protection or anti-dilution features that result in these instruments being treated as derivatives. In addition, the Company has an insufficient amount of authorized shares to settle outstanding contracts (see Note 4). The Company estimates the fair value of these embedded conversion features, warrants and derivatives related to insufficient authorized shares to settle outstanding contracts using Black-Scholes with the following assumptions:

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

The following table presents our warrants and embedded conversion options which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of March 31, 2012 and December 31, 2011:

	For the three months ended March 31, 2012	For the year ended December 31, 2011
Annual dividend yield	0%	0%
Expected life (years)	0.70– 2.70	0.01 – 4.35
Risk-free interest rate	0.15% - 0.51%	0.01% - 1.29%
Expected volatility	100%	100%

	Level 3 Carrying Value
	March 31, 2012	December 31, 2011
Embedded Conversion Options	$1,091,382	$-
Warrants	134,465	1,491
	$1,225,847	$1,491
Increase (Decrease) in fair value	$1,224,356	$(606,293)

The following table presents the changes in fair value of our warrants and embedded conversion options measured at fair value on a recurring basis for the period ended March 31:

	March 31, 2012	March 31, 2011 (as restated)
Balance as of January 1	$1,491	$631,711
Change in fair value	1,224,356	(375,141)
Balance as of March 31	$1,225,847	$256,570

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

On March 20, 2012, pursuant to a debt settlement agreement (see Note 2), the Company issued 3,000,000 shares of its common stock to a note holder who will sell these shares, and the net proceeds will reduce the Company's liability to the note holder. The Company estimated the fair market value of the common stock to be $30,000 on the date of issuance (based on the closing share price on the issuance date) and recorded the amount in prepaid expenses and other current assets. The Company will record the change in fair value of the shares still held by the note holder on each reporting date with the change in fair value being recorded as a change in fair value of shares issued to note holder within the condensed consolidated statement of operations. The fair market value of the shares still held by the note holder (3,000,000 shares are still held by the note holder) at March 31, 2012 was $120,000. As a result, the Company recorded a change in fair value of $90,000 in the condensed consolidated statement of operations for the period ended March 31, 2012.

On March 23, 2012, the Board of Directors agreed to exchange their accrued and future compensation for fiscal 2012 for 29,478,000 shares of the Company’s common stock valued at $1,473,900. Total accrued compensation as of that date was $1,248,900, of which $75,000 was incurred during the three months ended March 31, 2012 and $1,173,900 was included in accrued compensation at December 31, 2011.  The future compensation for 2012 is expected to be $225,000 which in aggregate was agreed by both parties to be exchanged into shares at a price of $0.05 per share. The Company recorded $225,000 related to the estimated value of the shares to prepaid expenses as the services are expected to be provided over the remaining period of fiscal 2012 and $1,248,900 being recorded against accrued compensation during the period ended March 31, 2012. The prepaid expense of $225,000 will be recorded to professional fees in the accompanying condensed consolidated statements of operations over the next three quarters as services are provided to the Company.

On March 23, 2012, the Board of Directors authorized the Company to issue stock for consulting services to be performed on behalf of the Company. The Board authorized the issuance of 16,950,000 shares of common stock to various consultants, of which, 5,000,000 shares are to be  issued to Mr. Stan Weiner, the Company’s Chief Executive Officer, and 10,750,000 to be issued to the other various consultants.  As of the date of this report, the Company was in the process of cancelling 1,200,000 of the shares that were part of the original 16,950,000 shares to be issued for consulting services to be performed.  As of March 31, 2012, none of the shares have been issued related to the services to be performed pursuant to such consulting agreements. The Company estimated the fair value of the shares to be approximately $786,000 based on the fair value of the share price on the commitment date. The Company will record estimated fair value to expense for such services as they are performed ratably over the term of the consulting agreements. Upon issuance of shares, the Company will re-class such accrued amount to equity at such time. The consulting agreements mature on various dates through April 2013. As of March 31, 2012, the Company has accrued $8,000 in the accompanying condensed consolidated balance sheet under - Accrued consulting fees – share based and expensed $8,000 in the accompanying condensed consolidated statement of operations under – shares issued or to be issued for compensation. The Company expects to record approximately $285,000, $201,000 and $203,000 to expense during the second, third and fourth quarters, respectively, for fiscal year 2012.

On March 23, 2012, the Board authorized the issuance of 425,000 shares of the Company’s common stock to its Advisory Board members. The Company estimated the fair market value to be $8,500 based on the closing share price on the date of issuance.

On March 23, 2012, the Company issued 18,750 shares to a consultant. The Company estimated the fair market value to be $375 based on the closing share price on the date of issuance.

As of March 31, 2012, the Company has an aggregate of common stock issued and outstanding plus common stock equivalents which, if fully converted, would be in excess of the 100,000,000 authorized shares permitted by the articles of incorporation of the Company. Total common shares outstanding plus common stock equivalents (warrants and conversion features) totaled approximately 168,000,000 as of March 31, 2012. As a result, the Company has recorded all common stock equivalents as a derivative liability in the accompanying condensed consolidated balance sheet at March 31, 2012 (see Note 3).

Total Dilutive Securities

As of March 31, 2012, the Company had the following outstanding dilutive securities to acquire the Company’s common stock:

	Number of
	Underlying
	Common	Exercise
Security	Shares	Price	Expire
Warrants associated with the $2.00 Unit Offering	1,948,300	$0.30	2013

Warrants associated with the $2.00 Unit Offering	1,948,300	0.60	2013

Warrants associated with the $2.00 Unit Offering	1,948,300	1.20	2013

Warrants issued for Professional Services	1,500,000	4.00	2014

Warrants associated with the January 14, 2009 Bridge Note	480,000	3.00	2014

Warrants associated with the acquisition of the Company's
Preferred Shares outstanding	1,500,000	8.00	2014

Warrants associated with the 12% Convertible Notes	1,641,496	0.02	2014-2015

Common stock associated with the 12% Convertible Notes	26,443,250	0.02	2010-2011

Warrants associated with the 2010 Unit Offering	1,430,000	0.50	2012

Warrant associated with Revenue Participating Notes	181,500	0.20	2014

Warrants issued to Placement Agent	566,667	0.20	2013

Warrants associated with the 14% Convertible Notes	16,840,371	0.20	2013

Common stock associated with the 14% Convertible Notes	32,460,500	0.08	2013

	88,888,684
Warrants

A summary of the Company’s warrant activity and related information during the period ended March 31, 2012 follows:

	Number of Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	29,803,434	$0.93
Issued	181,500	$0.20
Exercised	-
Forfeited	-
Cancelled	-	$-
Expired	-
Outstanding at March 31, 2012	29,984,934	$0.93	1.67	$-
Exercisable	29,984,934	$0.93	1.67	$-

5.  Board of Directors and Advisory Board Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.  In December 2011, the Board voted to authorize the issuance of shares in lieu of cash compensation for past services.

Per the Director Agreements, the Company compensates each of the directors through the initial grant of 200,000 shares of common stock and the payment of a cash fee equal to $1,000 plus travel expenses for each board meeting attended, and $75,000 per year as compensation for serving on our board of directors. As of March 31, 2012 , the Company recorded professional fees in the accompanying condensed consolidated statement of operations of $131,250, of which the Company has accrued cash compensation due to its directors (both current and former) of $56,250 and  as of December 31, 2011 the Company had accrued $1,173,900,  which is calculated based upon time of service and the number of Board meetings attended and is included in accrued compensation in the accompanying condensed consolidated balance sheet. During the current period, the Company issued shares to the board of directors for prior and current year compensation fees due (see Note 4).

The Company’s advisory board is comprised of three members. Each advisory board member is granted 56,250 shares upon joining the board and 75,000 shares annually thereafter. As of March 31, 2012, the Company was obligated to issue 56,250 shares to the advisory board members and has recorded the fair market value of these shares as an accrued liability totaling approximately $2,250 in accrued expenses in the accompanying condensed consolidated balance sheet.  During the current period, the Company issued shares to the advisory board for prior and current compensation fees due (see Note 4).

6.  Restatements

The Company restated its consolidated financial statements and other financial information for the years ended December 31, 2010 and 2009, and the quarters ended March 31, 2009, June 30, 2009, September 30, 2009, March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2011, June 30, 2011 and September 30, 2011, as a result of the Company’s determination that the original accounting for certain of its unit and convertible note offerings failed to appropriately record separate derivative treatment for the embedded conversion options and the warrants issued. See the restated financial statements included in the Company’s annual report filed on Form 10-K with the Securities and Exchange Commission on October 24, 2012 for more information.

Effect of Correction	As Previously		As
	Reported	Adjustments	Restated
Statement of Operations for the 3 months ended 3/31/2011
Interest Inc (Exp): 2009 Note: Amort of debt discount	(79,149)	(2,801)	(81,950)
Interest Income (Expense)	(2,540)	2,540	-
Marked to market gain (loss)	-	375,141	375,141
Net Income (Loss)	(380,354)	374,880	(5,474)
Basic and Diluted Loss per share	(0.01)	0.01	(0.00)

7.  Subsequent Events

In May 2012, the Company entered into a subscription agreement with accredited investors pursuant to which the Company sold 1,000,000 Units, each Unit consisting of one share of the Company’s common stock, par value $0.001, and a warrant to purchase 0.375 shares of the Company’s common stock (the “Warrants”) for aggregate consideration of $50,000. The Warrants shall be exercisable for a period of two years from the date of issuance at an initial exercise price of $0.20. The Company paid cash financing fees of $5,000 and issued 150,000 warrants under the same terms.

Between June and September 2012, the Company issued to certain accredited investors, new 14% Convertible Notes with a principal amount of $200,000. These notes have the same terms as the 14% Notes issued in 2011.  In addition, the investors also received warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.20 and exercisable for a period of two years from the date of issuance. The Company paid cash financing fees of $20,000 and issued 50,000 warrants under the same terms.

On September 6, 2012, the Company announced that it had signed a contract with Ranchland Hills Golf Club, Midland, TX, to design, build and deliver a proprietary water desalinization facility to produce 700,000 gallons of water a day by converting brackish well water into the equivalent of rain water to maintain the greens and fairways of the golf course. Under terms of the agreement, STW has received a down payment of $400,500 and will collect additional manufacturing milestone payments to engineer and install customized equipment that adds proprietary technology and chemicals to a desalinization membrane technology to increase the amount of fresh water recovered and lower the cost of operation. As of the date of this report, the Company has delivered and installed the equipment related to this contract.

On November 27, 2012, STW entered into subscription agreements (the “Subscription Agreements”) with three accredited investors (each an “Investor” and collectively, the “Investors”), providing for the sale by the Company to the Investors of a 14% convertible note (each a “Note” and collectively, the “Notes”) for aggregate gross proceeds of $300,000. The Notes mature on the second anniversary of the date of issuance (the “Maturity Date”) and bear interest at a rate of 14% per annum, of which 6% shall be paid in cash semi-annually in arrears and the remaining 8% shall accrue until the Maturity Date. The Investors may convert, at any time, the outstanding principal and accrued interest on the Notes into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price equal to $0.08 per share, subject to adjustment (the “Conversion Price”).

In connection with the purchase of the Notes, each Investor received a warrant to purchase such number of shares of Common Stock of the Company equal to 50% of the number of shares of Common Stock issuable upon exercise of such Investor’s Note on the date of issuance (or an aggregate of 1,875,000 shares of Common Stock) (collectively, the “Warrants”). The Warrants are exercisable for a period of two years from the date of issuance at an initial exercise price of $0.20 per share, subject to adjustment (the “Exercise Price”).

The Conversion Price and the Exercise Price are subject to customary adjustments for stock splits, stock dividends, and recapitalizations.

A FINRA registered broker-dealer was engaged as placement agent in connection with the private placement. We paid the placement agent a cash fee in the amount of $30,000 (representing a 10% sales commission) and will issue the placement agent a warrant to purchase 187,500 shares of Common Stock with an exercise price of $0.20 per share.

On January 8, 2013, STW and Black Pearl Energy, LLC, an entity controlled by Stan Weiner and Lee Maddox, the Company’s Chief Executive Officer and Chief Operating Officer, respectively (“BPE”), entered into an equity exchange agreement (the “Agreement”) pursuant to which BPE transferred 10% of the outstanding membership interests of Black Wolf Enterprises, LLC, (“Black Wolf”) to the Company in exchange for 7,000,000 shares of the Company’s common stock, which shares will be issued once the Company amends its articles of incorporation, as amended, to increase the number of authorized shares of common stock. The transactions contemplated by the Agreement closed on January 8, 2013. Black Wolf currently commercializes the expertise and services of Lone Wolf Resources, LLC, an environmental and civil construction company operating in the oil and gas industry (“Lone Wolf”). Lone Wolf has worked with the Department of Transportation and the Texas Commission on environmental quality to shape the standards for processing hydrocarbon-impacted soils to a reusable road base. Lone Wolf has completed projects internationally and throughout the United States, including the world's largest in-situ thermal remediation project. BPE is an oilfield service company that has developed an evaporation cover that is conservation friendly, economical and can be floated on to existing ponds or installed during construction for the elimination of evaporation on frac ponds used throughout the oilfield. BPE also provides high quality liners with fusion-welded seams, quality control testing including air tests of seams and destruction testing in West Texas and Eastern New Mexico, and intends to expand into South Texas during the first quarter of this year. Black Wolf combines Lone Wolf’s and BPE’s services and constructs drill sites, reserve pits, frac ponds, roads, pit closings, liners, leak detection systems, evaporation covers, and provides associated maintenance. Black Wolf also offers turnkey services for H-11 permitted ponds, including surveys, engineering and design, and permitting for storage of produced and brine waters as well as utilizes proprietary technologies employed by Lone Wolf in the reclamation of hydrocarbon-impacted soils. Black Wolf is currently negotiating on a number of multi-well packages with many of the largest oil and gas producers in West Texas.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with STW Resources Holding Corp. and its subsidiaries ("we", "us", "our", or the “Company”) condensed consolidated unaudited financial statements and the notes thereto contained elsewhere in this report.    Information in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q that does not consist of historical facts, are "forward-looking statements."  Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance.  The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section included herein,  the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  The Company disclaims any obligation to update the forward-looking statements in this report.

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

On February 12, 2010, pursuant to the terms of the Merger Agreement, STWR merged with and into Acquisition Sub, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and STWR becoming a wholly-owned subsidiary of the Company, the Company issued an aggregate of 31,780,004 ("the STW Acquisition Shares") shares of common stock to the shareholders of STWR at the closing of the Merger and all derivative securities of STWR as of the Merger became derivative securities of the Company including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

The par value of the exchanged shares changed from $0.00001 to $0.001.  All share amounts presented throughout this document reflect this change in par value.

Considering that, following the Merger, the shareholders of the Company control the majority of our outstanding voting common stock of the Company and effectively succeeded our otherwise minimal operations to those that are theirs; the Company is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of the Company’s securities for our net monetary assets, which are deminimus, accompanied by a recapitalization. Accordingly, the Company has not recognized any goodwill or other intangible assets in connection with this reverse merger transaction.

The Report of Independent Registered Public Accounting Firm related to our December 31, 2011 consolidated financial statements includes an explanatory paragraph stating that the recurring losses and negative cash flows from operations since inception and our working capital deficiency at December 31, 2011 raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Developments

During February 2012, the Company issued to certain accredited investors (the “Investors”) revenue participation interest notes with a principal amount of $165,000 (the “March 2012 Notes”). These March 2012 Notes mature on January 31, 2017 and carry an interest rate of 12%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish and/or produced water. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received 2 times their investment amount, 10% of the net revenues thereafter until such time as they have received an additional $295,000 at which time the March 2012 Notes are retired in full. The Investors received warrants to purchase 165,000 shares of the Company’s common stock. These warrants have an exercise price of $0.20, are immediately exercisable and expire in two years from date of issuance. The Company paid cash financing fees of $16,500 and issued 16,500 warrants under the same terms as those received by the Investors.

On March 20, 2012, pursuant to a debt settlement agreement, the Company issued 3,000,000 shares of its common stock to a note holder who will sell these shares, and the net proceeds will reduce the Company's liability to the note holder.

On March 23, 2012, the Board of Directors agreed to exchange their accrued and future compensation for fiscal 2012 for 29,478,000 shares of the Company’s common stock valued at $1,473,900. Total accrued compensation as of that date was $1,248,900, of which $75,000 was incurred during the three months period ended March 31, 2012 and future compensation for 2012 is expected to be $225,000 which in aggregate were agreed by both parties to be exchanged into shares at a price of $0.05 per share. The Company recorded $225,000 of estimated value of shares to prepaid expenses as the service is expected to be provided over the remaining period of fiscal 2012 and $1,248,900 being recorded against the accrued compensation account during March 31, 2012. The prepaid expense of $225,000 will be recorded to professional fees in the accompanying condensed consolidated statement of operations over the next three quarters as services are provided to the Company.

Further, on March 23, 2012 the Board of Directors authorized the Company to issue stock for consulting services to be performed on behalf of the Company. The Board authorized the issuance of 16,950,000 shares of common stock to various consultants, of which, 5,000,000 shares are to be issued to Mr. Stan Weiner, the Company’s Chief Executive Officer, and 10,750,000 to be issued to the other various consultants. As of the date of the filing of this report, the consulting services required for the 1,200,000 shares have not been performed and the Company is in the process of cancelling such performance agreement with the shares not being issued. As of March 31, 2012, none of the shares have been issued related to the services to be performed pursuant to such consulting agreements. The Company valued the shares estimated fair value to be approximately $786,000 based on the estimated fair value of the share price on the commitment date. The Company will record the estimated fair value to expense for such services as they are performed ratably over the term of the consulting agreements. Upon issuance of shares, the Company will re-class such accrued amount to equity at such time. The consulting agreements mature on various dates through April 2013.

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

The Company paid cash financing fees of $5,000 and issued 150,000 warrants under the same terms.

Between June and September 2012, the Company issued to certain accredited investors, new 14% Convertible Notes with a principal amount of $200,000. These notes have the same terms as the 14% Notes issued in 2011. In addition, the investors also received warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.20 and exercisable for a period of two years from the date of issuance. The Company paid cash financing fees of $20,000 and issued 50,000 warrants under the same terms.

On September 6, 2012, the Company announced that it had signed a contract with Ranchland Hills Golf Club, Midland, TX, to design, build and deliver a proprietary water desalinization facility to produce 700,000 gallons of water a day by converting brackish well water into the equivalent of rain water to maintain the greens and fairways of the golf course.  Under terms of the agreement, STW has received a down payment and will collect additional manufacturing milestone payments to engineer and install customized equipment that adds proprietary technology and chemicals to a desalinization membrane technology to increase the amount of fresh water recovered and lower the cost of operation. As of the date of this report, the Company has been delivered and installed the equipment related to this contract.

Plan of Operations

For the next twelve months, our current operating plan is focused on providing water reclamation services to oil & gas producers and other commercial ventures in Texas. Water reclamation services include treating brackish water for use in fracking operations, landscaping and other commercial applications and reclaiming produced water.

As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations. Our continuation as a going concern subsequent to the quarter ended March 31, 2012 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. Based on our current business plan, we currently estimate we will need up to an additional $3 million of new capital to execute our business plan through the year ended December 31, 2013.  There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue

The Company did not generate revenue for the three months ended March 31, 2012 and 2011.

Expenses

Our expenses for the three months ended March 31, 2012  consisted of general and administrative expense of $66,050, salaries and benefits of $5,138, professional fees, including board advisory fees of $167,382, non-cash consulting expense of $16,875,  interest expense of $149,858, fair value fluctuation of derivative liability and common stock held by note holders of $1,142,569. Our expenses for the three months ended March 31, 2011 consisted of general and administrative expense of $41,960, salaries and benefits of $11,317, professional fees of $133,500, interest expense of $193,838, offset by a gain in the fair value fluctuation of derivative liability of $375,141.  The reason for the increase in comparing the three months ended March 31, 2012 to the corresponding period for 2011 was mainly due to the increase in the derivative liability as a result of the increase in the Company’s share price at the reporting date and insufficient authorized shares, the use of common shares to pay for consulting services in the current period, and the overall increase in general and administrative expenses as the Company looks to increase their operations by obtaining revenue generating contracts.

Net loss

Net loss for the three months ended March 31, 2012 and 2011 was $1,547,872 and $5,474, respectively. The reason for the increase  in net loss for the three months ended March 31, 2012 to the corresponding period for 2011 was mainly due to the increase in the fluctuation of the fair value derivative liability of $1,224,356 due to an increase in share price at the reporting date which impacted the value of the related derivatives and insufficient authorized shares, increase of general and administrative expenses of $24,090 as the Company continues to develop and market its products, increase in professional fees of $33,882 as a result of increase in professional fees provided to support Company operations and growth, the issuance of shares of common stock to consultants for services performed of $16,875 as the Company utilized stock as a basis to pay for services in order to preserve cash,  offset by a net increase of $81,787 in the value of common  shares held by certain note holders for the prospective future payment on such debt instruments, decrease of $43,980 in interest expense, mainly due  to the GE evaporator as a result of the settlement in the prior period.

Liquidity and Capital Resources

As of March 31, 2012, we had current assets of $437,174 including cash of $16,492 and prepaid expenses and other current assets of $420,682, and current liabilities of $5,714,337 and total long term liabilities of $2,661,496.  As of December 31, 2011, we had current assets of $34,007 including cash of $7,187, and current liabilities of $5,500,199 and total long term liabilities of $2,437,370.

Operating Activities

Our operating activities from operations resulted in a net cash used in operations of $139,195 for the three months ended March 31, 2012 compared to net cash used in operations of $53,379 for the three months ended March 31, 2011.   The net cash used in operations for the three months ended March 31, 2012 reflects a net loss of $1,547,872 offset by an increase in fair value mark to market fluctuation of the derivative liability and common shares held by note holders of $1,142,569, non-cash stock compensation expense of $16,875, issuance of stock for board fees in the amount of $75,000, amortization of debt issue costs of $7,876, accounts payable and other accrued expenses of $218,719 and other minor factors.    The net cash used in operations for the three months ended March 31, 2011 reflects a net loss of $5,474 offset by depreciation of $655, amortization of debt issue costs of $102,276, decrease in fair value fluctuation of derivative liability of $375,141,  accounts payable and other accrued expenses of $213,056 and other minor factors.

Investing Activities

Our investing activities were $0 for the three months ended March 31, 2012 and March 31, 2011.

Financing Activities

Our financing activities resulted in a cash inflow of $148,500 for the three months ended March 31, 2012 and $75,000 for the three months ended March 31, 2011, which represents issuances of notes payable net of issuance costs.

Going Concern

The Company from January 28, 2008 (Inception) through March 31, 2012, has not had any significant revenues.  The Company has no significant operating history as of March 31, 2012, has accumulated losses of approximately $15,272,000 and has negative cash flow from operations of approximately $4,000,000 since inception. These factors raise substantial doubt about our ability to continue as a going concern.  From Inception (January 28, 2008) through March 31, 2012, management has raised net equity and debt financing of approximately $10,300,000 to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

Presently, due to the lack of revenue we are not able to meet our operating and capital expenses. The success of our ability to continue as a going concern is dependent upon successful permitting of our sites obtaining customers for water reclamation services, and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue through the fourth quarter of 2013.

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

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Contractual Obligations and Commitments

The following table is a summary of contractual cash obligations for the periods indicated that existed as of March 31, 2012, and is based on information appearing in the notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q:

	Total	Less than 1 Year	1-2 Years

14 % Convertible Notes	$2,481,235	$-	$2,481,235
12% Convertible Notes	415,000	415,000	-
GE Note	2,100,000	2,100,000	-
Deferred Compensation Note	279,095	279,095	-
Revenue Participating Notes	165,000	-	165,000
Other Financing	152,906	152,906	-
Total obligations	$5,593,236	$2,947,001	$2,646,235

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an on-going basis, we evaluate our estimates, including those related to property, plant and equipment, revenue recognition, derivative warrant liability  and share based compensation. We base our estimates on historical experience and on various other market-specific assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ significantly from these estimates.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiary after elimination of intercompany balances and transactions.

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

Fair Value of Financial Instruments

The fair value of cash, accounts payable, accrued expenses and notes payable, convertible notes and derivataives, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

Basic and Diluted Loss per Share

The Company’s basic earnings (loss) per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method and as-if converted method for convertible debt, which could occur if the above dilutive securities were exercised. As the Company realized a net loss for the three months ended March 31, 2012 and 2011, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

Derivative Liabilities

Certain of the Company’s embedded conversion features on debt price protection features on outstanding common stock purchase warrants, and derivative liabilities due to insufficient authorized shares to settle outstanding contracts are treated as derivatives for accounting purposes. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market.  The Company estimates the fair value of these warrants and embedded conversion features and derivative liabilities due to insufficient authorized shares to settle outstanding contracts using Black-Scholes.

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

Income Taxes

The Company follows ASC Topic 740, “Income Taxes” for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.  Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse

At inception (January 28, 2008), the Company implemented the accounting guidance for uncertainty in income taxes using the provisions of ASC Topic 740,which is intended to clarify the accounting for income taxes prescribing a minimum recognition threshold for a tax provision before being recognized in the condensed consolidated financial statements. This guidance also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result, the Company has concluded that it does not have any unrecognized tax benefits or any additional tax liabilities after applying this guidance.  The adoption of this guidance therefore had no impact on the Company’s consolidated financial statements.

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

 We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012, the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only inn accordance with authorizations of our management and directors; and

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

The Company restated its consolidated financial statements and other financial information for the years ended December 31, 2010 and 2009, and the quarters ended March 31, 2009, June 30, 2009, September 30, 2009, March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2011, June 30, 2011 and September 30, 2011, as a result of the Company’s determination that the original accounting for certain of its unit and convertible note offerings failed to appropriately record separate derivative treatment for the conversion option and the warrants issued. See the restated financial statements included in the Company’s annual report filed on Form 10-K with the Securities and Exchange Commission on October 24, 2012 for more information.

In connection with the restatement our Principal Executive Officer and Principal Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended March 31, 2012. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following six material weaknesses which have caused management to conclude that, as of March 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

3.	We have not effectively implemented comprehensive entity-level internal controls.

4.	We did not have a sufficient complement of personnel with appropriate training and experience in accounting principles generally accepted in the United State of America, or GAAP.

5.	We did not implement financial controls that were properly designed to meet the control objectives or address all risks of the processes or the applicable assertions of the significant accounts.

6.
Due to material weaknesses identified at our entity level controls we did not test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the condensed consolidated financial would not be prevented or detected on a timely basis.

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

We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated. We expect to complete this process during our annual testing for fiscal 2013.

Management has reviewed the consolidated financial statements and underlying information included herein in detail and believes the procedures performed are adequate to fairly present and disclose our financial position, results of operations and cash flows for the periods presented in all material respects in accordance with US GAAP.

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

On or about July 9, 2012, the Company and Stan Weiner, the Company’s chief executive officer, received a demand for arbitration with the American Arbitration Association. The demand was filed by Viewpoint Securities LLC (“VP”), who entered into that certain engagement agreement, dated March 9, 2008, as amended on March 9, 2008, November 10, 2008, January 1, 2009, February 5, 2010, and December 1, 2010, pursuant to which the Company retained VP to act as its financial and capital markets advisor regarding equity and debt introduced by VP to the Company.  The demand alleges breach of contract, breach of the covenant of good faith and fair dealings, negligence prayer for commissions and expenses incurred by VP in its efforts to provide introductions and attempt to provide financing to the Company from March 9, 2008 through February 2, 2012, the date of termination of the Agreement.  VP seeks, among other things, $216,217.77 and a warrant to purchase 566,667 shares of the Company’s common stock .  The Company believes that it has valid defenses and intends to contest these claims vigorously.  On August 18, 2012, VP dismissed Stan Weiner from the claim with prejudice.  On February 5, 2013, the Company caused an answer to the complaint to be filed on behalf of the Company, denying the allegations and asserting, among other things, the course of business conduct, lack of FINRA status post termination and recognition of third party entitlement to amounts owed.  The arbitration is now in discovery, with an initial arbitration date set for May 15, 2013.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended.

During February 2012, the Company issued to certain accredited investors (the “Investors”) revenue participation interest notes with a principal amount of $165,000, (the “March 2012 Notes”). These March 2012 Notes mature on January 31, 2017 and carry an interest rate of 12%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish and/or produced water. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received 2 times their investment amount, 10% of the net revenues thereafter until such time as they have received an additional $295,000 at which time the March 2012 Notes are retired in full. The Investors received warrants to purchase 165,000 shares of the Company’s common stock. These warrants have an exercise price of $0.20 and a two year maturity.

On March 20, 2012, pursuant to a debt settlement agreement the Company issued 3,000,000 shares of its common stock to a note holder who will sell these shares, and the net proceeds will reduce the Company's liability to the note holder. The Company estimated the fair market value of the common stock to be $30,000 on the date of issuance (based on the closing share price on the issuance date) and recorded the amount within prepaid assets. The Company will mark to market the shares still held by the note holder on each reporting date with the change in value being recorded under mark to market common shares within the condensed statement of operations.

On March 23, 2012, the Board of Directors agreed to exchange their accrued compensation for shares of the Company’s common stock. Total accrued and future compensation in the amount of $1,473,900 which was converted at a price per share of $0.05, and 29,478,000 shares were issued.

On March 23, 2012, the Board authorized the issuance of 425,000 shares of the Company’s common stock to its Advisory Board members. The Company estimated the fair market value to be $8,500 based on the closing share price on the date of issuance.

On March 23, 2012, the Company issued 18,750 shares to a consultant. The Company estimated the fair market value to be $375 based on the closing share price on the date of issuance.

Item 3.  Defaults upon Senior Securities

GE Ionics Settlement Agreement

On or about May 22, 2008, STWR entered into a Teaming Agreement, as amended, with GE Ionics, Inc., a Massachusetts corporation (“GE”) (STWR and GE are collectively referred to as the “Parties”). On or about April 4, 2008 STWR and GE entered into a Purchase Order (the “Purchase Order”), pursuant to which there was due and unpaid a debt by STWR to GE in the amount of $11,239,437 as of August 31 2010 (the “Original Debt”).

On August 31, 2010, the Parties entered into a Settlement Agreement (the “GE Settlement Agreement”) pursuant to which GE permitted the Company to substitute for STWR as to all rights and obligations under the Purchase Order (including the Original Debt) and Teaming Agreement, and such that to fully discharge STWR financial obligations to GE under the Purchase Order, the Company shall pay GE $1,400,000.00 pursuant to a senior promissory note (the “GE Note”). The GE Note bore interest at a rate of the WSJ Prime Rate (as published daily in the Wall Street Journal) plus two percent (2%) per annum. Under the terms of the GE Note, the Company had thirteen (13) months to pay off the GE Note plus all accrued interest.  In addition, upon the consummation and closing of a debt or equity financing following the execution of the GE Note, the Company shall pay GE thirty percent (30%) of any and all tranches (“Tranches” being defined as the cash receipts of the proceeds of any equity investments in or loans to the Company or any affiliated entity by third parties, but excluding any conversions of pre-existing debt to equity by any of the Company’s then current convertible note holders or creditors) until the GE Note is paid in full, including all accrued interest.  On September 29, 2011, the Parties agreed to extend the maturity date of the GE Note from September 30, 2011 to October 30, 2011.

On October 30, 2011, the Parties entered into an amendment to the GE Settlement Agreement, effective October 1, 2011, pursuant to which, among other things, the Parties agreed as follows: (i) the Company will have until September 1, 2013 to pay GE $2,100,000 plus interest accrued after October 1, 2011 under the GE Note in accordance with its terms, (ii) upon the consummation and closing of a debt or equity financing following the execution of the GE Note, the Company shall pay GE thirty percent (30%) of any and all tranches (“Tranches” being defined as the cash receipts of the proceeds of any equity investments in or loans to the Company or any affiliated entity by third parties, but excluding any conversions of pre-existing debt to equity by any of the Company’s then current convertible note holders or creditors) until the GE Note is paid in full, including all accrued interest, provided the Company shall not be obligated to pay GE upon, among other things, the following: (a) short term commercial paper of $200,000 or less, up to a cumulative maximum of $500,000 through December 31, 2012, (b) commercial equipment leasing whereby GE is taking a secured interest in the purchased equipment, (c) proceeds from project, lease and equipment funding to any subsidiary of the Company provided the Company does not receive any proceeds of such funding and (d) a one-time general exception for $1,500,000 of new equity financing of the Company, (iii) the Company shall begin making a regular series of installment payments as follows: (a) $10,000 per month beginning on January 1, 2012, and (b) $15,000 per month beginning on June 1, 2012 through the maturity date of the GE Note and (iv) the Company shall be able to prepay the GE Note, without interest, on or before the maturity date.

On May 7, 2012, GE informed the Company that it had failed to may any required installment payment that was due and payable under the GE Note and that the Company’s failure to make any such installment payment(s) constituted an Event of Default under the GE Note.   Pursuant to the terms of the GE Note, upon the occurrence of an Event of Default for any reason whatsoever, GE shall, among other things, have the right to (a) cure such defaults, with the result that all costs and expenses incurred or paid by GE in effecting such cure shall bear interest at the highest rate permitted by law, and shall be payable upon demand; and (b) accelerate the maturity of the GE Note and demand the immediate payment thereof, without presentment, demand, protest or other notice of any kind.    Upon an event of default under the GE Note, GE shall be entitled to, among other things (i) the principal amount of the GE Note along with any interest accrued but unpaid thereon and (ii) any and all expenses (including attorney’s fees and expenses) incurred in connection with the collection and enforcement of any rights under the GE Note.

As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the GE Note.  While GE has not accelerated any amounts that are due and payable under the GE Note, as a result of the notice of default, as of the date hereof, the GE Note could become immediately due and payable.  The Company is currently working with GE on making arrangements to honor its obligations under the GE Note, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the GE Note.

TCA Loan

On May 11, 2010, the Company entered into a subscription agreement with TCA Global Credit Master Fund LP (“TCA”) pursuant to which TCA purchased a 12% convertible note for an aggregate purchase price of $100,000 (the “TCA Note”).  The TCA Note bore interest at a rate of 12% per annum and matured one year from the date of issuance.  The TCA Note was convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.25 per share (the “Conversion Price”).    On May 6, 2011, the Company and TCA agreed to extend the maturity date of the Note from May 6, 2011 until August 11, 2011.

On September 1, 2011, the Company and TCA entered into a loan repayment agreement (the “Repayment Agreement”) with TCA pursuant to which the Company agreed to pay TCA a $45,000 extension fee, plus $15,900 of accrued interest, in consideration for TCA not calling the TCA Note, and resulted in the total aggregate principal amount that is due and payable to TCA to be equal to $160,900, which shall continue to bear interest at 12% per annum (the “Owed Amount”). In connection with the Repayment Agreement, the Company agreed to issue TCA 2,000,000 shares of the Company's common stock (the "Shares")  to repay the Owed Amount which TCA shall be able to sell and use the proceeds to pay down the Owed Amount.  If the Owed Amount is not satisfied by the sale of the Shares, upon request from TCA, the Company must issue TCA additional shares of the Company’s common stock.  The Company has the right to settle the Owed Amount in cash at any time and reclaim any remaining Shares provided to the Holder. On August 19, 2012, TCA informed the Company that it is in default and demanded repayment of the Owed Amount (the “DefaultEffective October 16, 2012, the Company and TCA entered into a settlement agreement (the “TCA Settlement Agreement”) pursuant to which the Company agreed to pay $146,686.46 plus accrued but unpaid interest at a rate of twelve percent (12%) per annum as well as legal fees in the amount of $3,000 arising from the Default (the “TCA Settlement Amount”) as follows: (i) $15,000 to be paid on October 18, 2012, (ii) $15,000 to be paid on or before November 1, 2012, (iii) five (5) equal installments of $20,000 to be paid beginning on December 1, 2012 and continuing on the first day of each month thereafter, (iv) $11,686.46 in principal and $9,067.93 of interest to be paid on or prior to May 1, 2013 and (v) $3,000 for legal fees to be paid on May 1, 2013.  Under the settlement Agreement, if STW is late on any installment, it has ten days after notice from TCA to make a cure payment.  To date, all payments under the Settlement Agreement have been timely made under the regular payment date or within the allowed cure period.

August 2010 Loans

On August 13, 2010, the Company entered into subscription agreements with two investors (the “August Investors”) pursuant to which the August Investors each purchased a 12% convertible note for an aggregate purchase price of $25,000 (the “August 2010 Notes”).  The August 2010 Notes bore interest at a rate of 12% per annum and matured one year from the date of issuance.  The August 2010 Notes were convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.25 per share (the “Conversion Price”).    On March 2, 2012, the August Investors informed the Company that it is in default and demanded repayment under the August 2010 Notes.  As a result of the notice of default, as of the date hereof, the August 2010 Notes are immediately due and payable.  On December 7, 2012, the Company and the August 2010 Investors agreed that beginning December 1, 2012, the Company would make a monthly payment of $350 to each investor, provided that either party will have the right to terminate the agreement upon 30 days notice.  While the Company is currently working with the August Investors to honor its obligations under the August 2010 Notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the August 2010 Notes.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
2.1	Order Confirming the Second Amended Plan of Re-organization of Woozyfly, Inc. (4)
2.2	Agreement and Plan of Merger for proposed merger between Woozyfly, Inc. Merger Sub, and STW Resources, Inc. dated January 17, 2010 (3)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to the Articles of Incorporation (2)
3.3	Certificate of Amendment to the Articles of Incorporation – March 1, 2010 (5)
3.4	Articles of Merger between STW Acquisition, Inc. and STW Resources, Inc. (4)
3.5	Articles of Merger filed with the State of Nevada on March 3, 2010 (6)
4.1	Form of 12% Convertible Note dated August 31, 2010 (8)
4.2	Form of Warrant dated August 31, 2010 (8)
4.3	Form of Promissory Note dated August 31, 2010 (9)
4.4	Form of Warrant for December 2010 Financing (10)
4.5	Extension of Note, by and between STW Resources Holding Corp. and GE Ionics, Inc., dated October 28, 2011 (11)
4.6	Amended and Restated Note effective October 1, 2011 in favor of GE Ionics, Inc. (11)
4.7	Form of November 2011 Warrant (13)
4.8	Note Exchange Form of New Note (15)
4.9	Note Exchange Form of New Warrant (15)
4.10	Form of May 2012 Warrant (16)
10.1	Form of securities Purchase Agreement dated August 31, 2010 (6)
10.2	Form of Escrow Agreement by and between the Company, Viewpoint, and TD Bank, N.A. dated March 31, 2010 (8)
10.4	Form of Settlement Agreement by and between STW Resources Holding Corp and GE Ionics, Inc., dated August 31, 2010 (9)
10.5	Form of Subscription Agreement for December 2010 Financing (10)
10.6	Letter of Intent dated April 17, 2011 (12)
10.7	Amendments to Settlement Agreement dated October 30, 2011, by and between STW Resources Holding Corp. and GE Ionics, Inc. (11)
10.8	Form of November 2011 Subscription Agreement (13)
10.9	Note Exchange Cover Letter (15)
10.10	Note exchange Subscription Agreement Form (15)
10.11	Master Note Agreement with Revenue Participation Subscription Package (15)
10.12	Form of May 2012 Subscription Agreement (16)
16.1	Letter from Weaver & Martin LLC (7)
16.2	Letter from Weaver and Tidwell, LLP (14)
21.1	List of Subsidiaries
31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the Securities and Exchange Commission on September 26, 2006..
(2)	Incorporated by reference to the Registrant’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on September 4, 2008.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 26, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 19, 2010.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 2, 2010.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2010.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 5, 2010.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 16, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 22, 2010.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 10, 2010.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 3, 2011.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 26, 2011.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 23, 2011.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2012.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 10, 2012.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 11, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized

STW RESOURCES HOLDING CORP
(Registrant)

Date: February 28, 2013	By:	/s/ Stanley T. Weiner
Stanley T. Weiner
President and Chief Executive Officer (Principal Executive and Financial Officer)