Form 10-Q
period 2012-06-30
STW RESOURCES HOLDING CORP.
filed 2013-02-28
CIK 1357838

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

STW RESOURCES HOLDING CORP.
FORM 10-Q

-i-

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements
STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2012	2011
	( Unaudited)	( Audited)
Assets

Current assets
Cash	$6,972	$7,187
Prepaid expenses and other current assets	201,801	26,820
Total current assets	208,733	34,007

Property and equipment, net of accumulated depreciation of $10,395	-	-

Total Assets	$208,773	$34,007

Liabilities and Shareholders' Deficit

Current liabilities
Accounts payable	$831,180	$811,486
Accrued expenses and interest	605,653	283,185
Accrued consulting fees – share based	292,667	-
Accrued compensation	249,480	1,445,249

Current portion of convertible notes payable	415,000	415,000

Derivative liabilities	95,300	1,491

Notes payable - current	2,532,001	2,543,788
Total current liabilities	5,021,281	5,500,199

Accrued interest – non current	122,314	16,515
Notes payable-non current	165,000	-
Convertible notes payable – non-current, net
of $44,628 and $60,380 of unamortized discount, respectively	2,486,607	2,420,855

Total liabilities	7,795,202	7,937,569

Shareholders' deficit
Preferred stock, par value $.001 per share, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2012 and at December 31, 2011	-	-
Common stock, par value $.001 per share, 100,000,000 shares authorized, 80,558,599 and 46,636,849 shares issued and outstanding at June 30, 2012, and at December 31, 2011, respectively	80,559	46,637
Additional paid-in capital	7,297,358	5,773,505
Deficit accumulated during the development stage	(14,964,346)	(13,723,704)
Total shareholders' deficit	(7,586,429)	(7,903,562)

Total Liabilities and Shareholders' Deficit	$208,773	$34,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended	Three Months Ended June 30,	Six Months Ended	Six Months Ended June 30,	For the period from January 28, 2008 (Inception) Through
	June 30, 2012	2011 (as restated)	June 30, 2012	2011 (as restated)	June 30, 2012

Revenues	$-	$-	$-	$-	$ 34,000

Cost of Sales	-	-	-	-	35,355
	-	-	-	-	(1,355)

Expenses
General and administrative	64,635	45,204	130,685	87,164	1,398,329
Salaries and benefits	4,143	-	9,281	11,317	2,780,027
Professional fees	229,765	169,809	397,147	303,309	4,663,614
Stock issued or to be issued for compensation	284,667	-	301,542	-	2,695,985
Total general and administrative	583,210	215,013	838,655	401,790	11,537,955
Operating loss	(583,210)	(215,013)	(838,655)	(401,790)	(11,539,310)

Other Income (Expense)
Loss on disposition of asset	-	-	-	-	(5,390,373)
Change in fair value derivative liabilities	1,130,547	254,882	(93,809)	630,023	6,626,147
Change in fair value common shares issued to note holder	(90,000)	-	(8,213)	-	(8,213)
Loss on extinguishment of liabilities, net	-	-	-	-	(823,573)
Other expense	-	-	-	-	(20,000)
Other Income	4,669	2,500	4,669	2,500	7,173
Interest, net	(154,776)	(163,551)	(304,634)	(357,389)	(3,816,197)
Total other income (expense), net	890,440	93,831	(401,987)	275,134	(3,425,036)

Net income (loss)	$307,230	$(121,182)	$(1,240,642)	$(126,656)	$ (14,964,346)

Basic Net Income (Loss)_ Per Share	$-	$-	$(0.02)	$-

Diluted Net Income (Loss) Per Share	$-	$-	$(0.02)	$-

Weighted average number of Common Shares used in Basic Net Income (Loss) Per Share	80,108,050	44,067,960	64,787,852	43,952,405

Weighted average number of Common Shares used in Diluted Net Income (Loss) Per Share	80,108,050	44,067,960	64,787,852	43,952,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended	For the Six Months Ended June 30,	For the period January 28, 2008 (Inception) through
	June 30, 2012	2011 (as restated)	June 30, 2012
Cash flows from operating activities
Net loss	$(1,240,642)	$(126,656)	$(14,964,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,115	41,857
Write-off of project pilot costs	-	-	14,960
Amortization of discount and debt issuance costs	18,252	158,547	1,881,059
Estimated fair value of common shares attached to notes payable	-	-	75,709
Notes payable issued for deferred compensation	-	-	1,123,851
Share-based compensation	150,000	-	1,348,293
Estimated fair value of equity issued or to be issued for consulting services	301,542	52,000	2,323,067
Loss on disposition of equipment	-	-	5,401,897
Change in fair value of derivative liabilities	93,809	(630,023)	(6,626,147)
Estimated fair value of common shares issued as a donation	-	-	50,000
Gain on settlement of accounts payable with issuance of common shares	-	-	(2,500)
Change in fair value of common shares issued in connection with the debt settlement agreement	8,213	-	28,213
Loss on extinguishment of liabilities, net	-	-	823,573
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(981)	35,837	(23,212)
Increase in accounts payable and accrued expenses	426,092	386,773	4,376,899
Net cash used in operating activities	(243,715)	(122,407)	(4,126,827)
Cash flows from investing activities
Acquisition of property and equipment	-	-	(4,986,876)
Sale of equipment	-	-	64,500
Net cash used in investing activities	-	-	(4,922,376)

Cash flows from financing activities
Issuance of convertible notes payable	50,000	-	1,855,000
Issuance of notes payable	165,000	120,600	2,080,019
Repayment of notes payable	-	-	(1,308,808)
Debt issuance costs	(16,500)	-	(401,679)
Proceeds from equity issuances, net	45,000	-	6,831,643
Net cash provided by financing activities	243,500	120,600	9,056,175
Net increase (decrease) in cash	(215)	(1,807)	6,972
Cash at beginning of period	7,187	6,696	-
Cash at end of period	$6,972	$4,889	$6,972
Supplemental cash flow information:
Cash paid for interest	$-	$-	$36,147
See Notes 2 and 4 in the accompanying notes to these condensed consolidated financial statements for disclosures related to other non-cash investing and financing activities
Non-cash investing and financing activities:
Non-cash capital expenditures	$-	$-	$4,339,826
Non-cash debt issuance related to disposition of equipment	$-	$-	$1,400,000
Fair value of common shares issued in connection with debt settlement agreement	$30,000	$-	$70,000
Accrued interest converted into principal of the 14% convertible notes payable	$-	$-	$458,332
Convertible notes payable and extension fee amended into note payable in connection with debt settlement agreement	$-	$-	$115,900
Estimated relative fair value of warrants issued in connection with the 14% convertible notes payable	$-	$-	$63,005
Fair value of common shares issued for conversion of accounts payable	$-	$-	$32,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared by STW Resources Holding Corp. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the condensed consolidated financial statements. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements at December 31, 2011 included in the Company Form 10-K filed with the Commission on October 24, 2012.

1.  Organization, Nature of Activities and Basis of Presentation

STW Resources Holding Corp. (“STW” or the “Company”, fka WoozyFly, Inc. and STW Global Inc.) is a development stage corporation formed to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas.  STW has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana and the Appalachian Basin of Pennsylvania and West Virginia.  STW, in conjunction with energy producers, operators, various state agencies and legislators, is working to create an efficient and economical solution to this complex problem.  The Company is also evaluating the deployment of similar technology in the municipal wastewater industry.

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

STW Resources Holding Corp. was the surviving and continuing entity and the historical financials following the reverse merger transaction are those of STWR.   WoozyFly was a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of STW pursuant to the terms of the Merger Agreement.  Consequently, management believe that acquisition has caused the Company to cease to be a shell company as it no longer has nominal operations.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company from January 28, 2008 (Inception) through June 30, 2012, the Company has not had any significant revenues.  The Company has curtailed operations until it has raised sufficient capital to execute its business plan as of June 30, 2012, has accumulated losses of approximately $14,964,000 and negative cash flow from operations of $4,100,000 since inception. These factors raise substantial doubt about or ability to continue as a going concern. From Inception (January 28, 2008) through June 30, 2012, management has raised net equity and debt financing of $10,400,000 to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

Development Stage Enterprise

The Company is a development stage company as defined by the Financial Accounting Standards Board (the “FASB”). The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception has been considered as part of the Company’s development stage activities.  The Company is a development stage enterprise and have sustained losses since inception and expects to continue to incur losses through 2013.

Concentration of Credit Risk

A financial instrument that potentially subjects the Company to concentration of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 to December 31, 2012. At June 30, 2012, there were no uninsured deposits.

The Company anticipates entering into long-term, fixed-price contracts for its services with select oil and gas producers and municipal utilities.  The Company will control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures.

As of June 30, 2012 and December 31, 2011, three vendors accounted for 75% and 77% of total accounts payable, respectively.

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

Our derivative liabilities consist of embedded conversion features on debt price protection features on warrants, and derivatives due to insufficient authorized shares to settle outstanding contracts which are carried at fair value, and are classified as Level 3 liabilities. We use Black-Scholes to determine the fair value of these instruments (see Note 3).

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

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company’s common stock for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates .

Basic and Diluted Loss per Share

The Company’s basic earnings (loss) per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method and as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised. As the Company realized a net loss for the six months periods ended June 30, 2012 and 2011 and three months ended June 30, 2011, no potentially dilutive securities were included in the calculation of diluted earnings per share as their impact would have been anti-dilutive. In addition, although  the Company realized net income in the three months period ended June 30, 2012, there are no common stock equivalents to be included as dilutive securities as any such common stock equivalents would be considered anti-dilutive due to  the fact the Company would have to add back to net income the gain of approximately $1,003,000 related to the derivative liability associated with the convertible notes payable which would result in a net loss rather than net income, resulting in the common stock equivalents being anti-dilutive. Common stock related to warrants is not included as dilutive securities as their respective exercise prices were in excess of the fair market value of the underlying common stock at June 30, 2012 which would have resulted in anti-dilutive securities. See Note 4 for a list of all dilutive securities as of June 30, 2012 and 2011.

The following presents the basic and diluted earnings (loss) per share for the period ended June 30, 2012 and 2011.

	Three months ended, June 30, 2011 as restated,
	Numerator (Loss) (as restated)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net Loss	$(121,182)	44,067,960	$-
Diluted EPS:	-	-
Loss available to common shareholders	$(121,182)	44,067,960	$-

	Three months ended, June 30, 2012
	Numerator Income (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net Income	$307,230	80,108,050	$-
Diluted EPS:	-	-
Income available to common shareholders	$307,230	80,108,050	$-

	Six months ended, June 30, 2011 (as restated)
	Numerator (Loss) (as restated)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net Loss	$(126,656)	43,952,405	$-
Diluted EPS:	-	-
Loss available to common shareholders	$(126,656)	43,952,405	$-

	Six months ended, June 30, 2012
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net Loss	$(1,240,642)	64,787,852	$(0.02)
Diluted EPS:	-	-
Loss available to common shareholders	$(1,240,642)	64,787,852	$(0.02)

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

ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold.  As of June 30, 2012 and December 31, 2011, there was no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates. It is not anticipated that there will be a significant change in the unrecognized tax benefits over the next twelve months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at June 30, 2012 and December 31, 2011 respectively, and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the periods ended June 30, 2012 and 2011.

Reclassification

Certain reclassifications have been made to the prior periods presented to conform with the current period presentation.

2.  Debt

The Company’s notes payable at June 30, 2012 and December 31, 2011, consisted of the following:

	June 30,	December 31,
Name	2012 (Unaudited)	2011 (Audited)

14% Convertible Notes	$2,531,235	$2,481,235
12% Convertible Notes:
Cash issuances of 2009 Notes	90,000	90,000
Cash issuances of 2010 Notes	325,000	325,000
Total 12% Convertible Notes	415,000	415,000

GE Note	2,100,000	2,100,000
Deferred Compensation Notes	279,095	279,095

Revenue Participation Notes	165,000	-

Other Short-term debt	152,906	164,693

Unamortized debt discount	(44,628)	(60,380)

Total Debt	5,598,608	5,379,643
Less: Current Portion	(2,947,001)	(2,958,788)
Total Long Term Debt	$2,651,607	$2,420,855

Revenue Participation Notes
During February 2012, the Company issued to certain accredited investors (the “Investors”) revenue participation interest notes with a principal amount of $165,000 (the “March 2012 Notes”). These March 2012 Notes mature on January 31, 2017 and carry an interest rate of 12%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish and/or produced water. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received two times their investment amount and 10% of the net revenues thereafter until such time as they have received an additional $295,000 at which time the March 2012 Notes are retired in full. The Investors received warrants to purchase 165,000 shares of the Company’s common stock. These warrants have an exercise price of $0.20, are immediately exercisable and a two year maturity. The Company incurred cash fees of $16,500 which is recorded as a loan origination fee and is included in prepaid expenses in the accompanying condensed consolidated balance sheet and will be amortized to interest expense, and issued 16,500 warrants under the same terms as those received by the Investors. As of June 30, 2012, the Company has not generated revenue in connection with these March 2012 Notes.

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

14% Convertible Notes

In June 2012, the Company issued to certain accredited investors, new 14% Convertible Notes with a principal amount of $50,000. These notes have the same terms as the 14% Convertible Notes issued in 2011. In addition, the investors also received warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.20 and exercisable for a period of two years from the date of issuance.

The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.33%; expected volatility of 100%. As the value of the warrants was not significant, the Company did not allocate any portion of the debt proceeds to the warrants, however, the warrants and embedded conversion option are included in the derivative liability account each reporting period as the Company has insufficient authorized shares to settle outstanding contracts (see Note 3).

Other Short-term Debt

On September 1, 2011, the Company entered into a note modification with a holder (the "Holder") of $100,000 of the 2010 12% Convertible Notes that had previously matured. The agreement called for the Company to issue 2,000,000 shares (the "Shares") of the Company's common stock to the Holder who will sell these shares for which the proceeds will reduce the Company's note to the Holder. The Company has the right to settle the $160,900 liability in cash at any time and reclaim any remaining Shares provided to the Holder. The Company may be required to issue additional shares of its common stock to the Holder if the Holder's sales proceeds from selling the Shares is less than the $160,900 liability plus accrued interest payable.

During the six month period ended, the note Holder sold the 2,000,000 shares held at December 31, 2011 for cash consideration in the amount of $11,787, which was recorded as a reduction of  the note amount owed as of June 30, 2012 and recorded a loss of $8,213 related to the change in fair value of the 2,000,000 shares in the six months ended June 30, 2012 accompanying condensed consolidated statement of operations. The Company issued the note Holder an additional 3,000,000 shares during the six month period ended June 30, 2012 to be used to pay off the note balance when such shares are sold. As of June 30, 2012, the note Holder held the 3,000,000 shares issued during the current period (see Note 4). On October 16, 2012, the Company renegotiated the terms of the note which was in default at March 31, 2012. Under the new terms of the note, the Company is required to make principal payments of $15,000 in October and November 2012 and $20,000 for each of the remaining months, through May 2013, plus interest of 12%. The principal balance on October 16, 2012 was approximately $150,000. The Company has reported the balance on such note as current due to the history of the Company not being able to make the monthly principal payments and due to the note being due in May 2013.  The Company is current in its payments under the amended note.

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

From time to time, the Company has issued notes with embedded conversion features and warrants to purchase common stock. Certain of the embedded conversion features and warrants contain price protection or anti-dilution features that result in these instruments being treated as derivatives. In addition, the Company has an insufficient amount of authorized shares to settle oustanding contracts (see Note 4).  The Company estimates the fair value of these embedded conversion features and warrants and derivatives related to insufficient authorized shares to settle oustanding contracts using Black-Scholes with the following assumptions:

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

The following table presents our warrants and embedded conversion options which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of June 30, 2012 and December 31, 2011:

	For the Six months Ended June 30, 2012	For the year ended December 31, 2011
Annual dividend yield	0%	0%
Expected life (years)	0.40 – 2.70	0.01 – 4.35
Risk-free interest rate	0.15% - 0.51%	0.01% - 1.29%
Expected volatility	100%	100%

	Level 3 Carrying Value
	June 30, 2012	December 31, 2011
Embedded Conversion Options	$88,685	$-
Warrants	6,615	1,491
	$95,300	$1,491
Increase (Decrease) in fair value	$93,809	$(606,293)

The following table presents the changes in fair value of our warrants and embedded conversion options measured at fair value on a recurring basis for the periods ended June 30:
	June 30, 2012	June 30, 2011 (as restated)
Balance as of January 1	$1,491	$631,711
Change in fair value	93,809	(630,023)
Balance as of June 30	$95,300	$1,688

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

On March 20, 2012, pursuant to a debt settlement agreement (see Note 2), the Company issued 3,000,000 shares of its common stock to a note holder who will sell these shares, and the net proceeds will reduce the Company's liability to the note holder. The Company estimated the fair market value of the common stock to be $30,000 on the date of issuance (based on the closing share price on the issuance date) and recorded the amount in prepaid expenses and other current assets. The Company will record the estimated fair value of the shares still held by the note holder on each reporting date with the change in value being recorded under change in fair value of common shares within the condensed consolidated statement of operations. The estimated fair market value of the shares still held by the note holder (3,000,000 shares are still held by the note holder) was $30,000 as of June 30, 2012.

On March 23, 2012, the Board of Directors agreed to exchange their accrued and future compensation for fiscal 2012 for 29,478,000 shares of the Company’s common stock for a total valued at $1,473,900. Total accrued compensation as of that date was $1,248,900, of which $75,000 was incurred during the three months period ended March 31, 2012 and $1,173,900 was included in accrued compensation at December 31, 2011. The future compensation for 2012 is expected to be $225,000 which in aggregate was agreed by both parties to be exchanged into shares at a price of $0.05 per share. As of March 23, 2012, the Company originally recorded $225,000 related to the estimated value of the shares to prepaid expenses as the services are expected to be provided over the remaining period of fiscal 2012 and $1,248,900 being recorded against accrued compensation during the period ended  March 31, 2012. As of June 30, 2012, the value of the remaining shares recorded in prepaid expenses in the condensed consolidated balance sheet was $150,000 with the Company recording $75,000 and $150,000 to professional fees for the three and six months period ended June 30, 2012.

On March 23, 2012, the Board of Directors authorized the Company to issue stock for consulting services to be performed on behalf of the Company. The Board authorized the issuance of 16,950,000 shares of common stock to various consultants, of which, 5,000,000 shares are to be  issued to Mr. Stan Weiner, the Company’s Chief Executive Officer, and 10,750,000 to be issued to the other various consultants. As of the date of this report, the Company was in the process of cancelling 1,200,000 of the shares that were part of the original 16,950,000 shares to be issued for consulting services to be performed. As of June 30, 2012, except for the shares for Mr. Stan Weiner (see below) none of the shares have been issued related to the services to be performed pursuant to such consulting agreements. The Company estimated the fair value of the shares to be approximately $786,000 based on the fair value of the share price on the commitment date. The Company will record estimated fair value to expense for such services as they are performed ratably over the term of the consulting agreements. Upon issuance of shares, the Company will re-class such accrued amount to equity at such time. The consulting agreements mature on various dates through April 2013. As of June 30, 2012, the Company has accrued $292,667 in the accompanying condensed consolidated balance sheet under - Accrued consulting fees – share based and expensed $292,667 in the accompanying condensed consolidated statement of operations under – shares issued or to be issued for compensation. The Company expects to record approximately $201,000 and $203,000 to expense during the third and fourth quarters, respectively, for fiscal year 2012.

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

In May 2012, the Company entered into a subscription agreement with accredited investors pursuant to which the Company sold 1,000,000 Units, each Unit consisting of one share of the Company’s common stock and a warrant to purchase 0.375 shares of the Company’s common stock (the “Warrants”) for aggregate consideration of $50,000. The Warrants shall be exercisable for a period of two years from the date of issuance at an initial exercise price of $0.20. The Company incurred cash fees of $5,000 and issued 150,000 warrants under the same terms.

The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.33%; expected volatility of 100%. As the value of the warrants is not significant, the Company did not allocate any portion of the proceeds to the warrants; however, the warrants are included in the derivative liability account each reporting period as the Company has insufficient authorized shares.

As of June 30, 2012, the Company has an aggregate of common stock issued and outstanding plus common stock equivalents which, if fully converted, would be in excess of the 100,000,000 authorized shares permitted by the articles of incorporation of the Company. Total common shares outstanding plus common stock equivalents (warrants and conversion features) totaled approximately 172,000,000 as of June 30, 2012. As a result, the Company has recorded all common stock equivalents as a derivative liability in the accompanying condensed consolidated balance sheet at June 30, 2012 (see Note 3).

Total Dilutive Securities

As of June 30, 2012, the Company had the following outstanding dilutive securities to acquire the Company’s common stock:

	Number of
	Underlying
	Common	Exercise
Security	Shares	Price	Expire
Warrants associated with the $2.00 Unit Offering	1,948,300	$0.30	2013

Warrants associated with the $2.00 Unit Offering	1,948,300	0.60	2013

Warrants associated with the $2.00 Unit Offering	1,948,300	1.20	2013

Warrants issued for Professional Services	1,500,000	4.00	2014

Warrants associated with the January 14, 2009 Bridge Note	480,000	3.00	2014

Warrants associated with the acquisition of the Company's
Preferred Shares outstanding	1,500,000	8.00	2014
Warrants associated with the 12% Convertible Notes	1,641,496	0.02	2014 - 2015

Common stock associated with the 12% Convertible Notes plus accrued interest	27,065,750	0.02	2010-2011

Warrants associated with the 2010 Unit Offering	1,430,000	0.50	2012

Warrants associated with Revenue Participating Notes	181,500	0.20	2014

Warrants associated with May 2012 subscription agreement	525,000	0.20	2014

Warrants associated with June 2012 14% Convertible Notes	125,000	0.20	2014

Warrants issued to Placement Agent	566,667	0.20	2013

Warrants associated with the 14% Convertible Notes	16,840,371	0.20	2013

Common stock associated with the 14% Convertible Notes plus accrued interest	34,169,300	0.08	2013

	91,869,984

Warrants

A summary of the Company’s warrant activity and related information during the period ended June 30, 2012 follows:

	Number of Shares	Weighted- Average Exercise Price		Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	29,803,434		$0.94
Issued	831,500		$0.20
Exercised	-
Forfeited	-
Cancelled	-	$
Expired	-
Outstanding at June 30, 2012	30,634,934		$0.91	1.43	$-
Exercisable	30,634,934		$0.91	1.43	$-

5.  Board of Directors and Advisory Board Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.  In December 2011, the Board voted to authorize the issuance of shares in lieu of cash compensation for past services.

Per the Director Agreements, the Company compensates each of the directors through the initial grant of 200,000 shares of common stock and the payment of a cash fee equal to $1,000 plus travel expenses for each board meeting attended, and $75,000 per year as compensation for serving on our board of directors. As of June 30, 2012 the Company recorded professional fees in the accompanying condensed consolidated statement of operations of $131,250 and $262,500 for the three and six months period ended June 30, 2012, respectively, of which the Company has accrued cash compensation due to its directors (both current and former) of $112,500 at June 30, 2012. The Company had accrued $1,173,900 at December 31, 2011, which is calculated based upon time of service and the number of Board meetings attended and is included in accrued compensation in the accompanying condensed consolidated balance sheet. During the current period, the Company issued shares to the board of directors for prior and current year compensation fees due (see Note 4).

The Company’s advisory board is comprised of three members. Each advisory board member is granted 56,250 shares upon joining the board and 75,000 shares annually thereafter. As of June 30, 2012, the Company was obligated to issue 112,500 shares to the advisory board members and has recorded the fair market value of these shares as an accrued liability totaling approximately $5,000 in accrued expenses in the accompanying condensed consolidated balance sheet.  During the current period, the Company issued shares to the advisory board for prior and current compensation fees due (see Note 4).

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

7.  Subsequent Events

Between July and September 2012, the Company issued to certain accredited investors, new 14% Convertible Notes with a principal amount of $150,000. These notes have the same terms as the 14% Notes issued in June 2012 (see Note 4). In addition, the investors also received warrants to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.20 and exercisable for a period of two years from the date of issuance. The Company incurred cash fees of $20,000 and issued 50,000 warrants under the same terms.

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

On February 12, 2010, pursuant to the terms of the Merger Agreement, STWR merged with and into Acquisition Sub, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and STWR becoming a wholly-owned subsidiary of the Company, the Company issued an aggregate of 31,780,004 (the "STW Acquisition Shares") shares of common stock to the shareholders of STWR at the closing of the Merger and all derivative securities of STWR as of the Merger became derivative securities of the Company including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

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

Recent Developments

During February 2012, the Company issued to certain accredited investors (the “Investors”) revenue participation interest notes with a principal amount of $165,000 (the “March 2012 Notes”). These March 2012 Notes mature on January 31, 2017 and carry an interest rate of 12%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish and/or produced water. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received 2 times their investment amount, 10% of the net revenues thereafter until such time as they have received an additional $295,000 at which time the March 2012 Notes are retired in full. The Investors received warrants to purchase 165,000 shares of the Company’s common stock. These warrants have an exercise price of $0.20, are immediately exercisable and expire in two years from date of issuance. The Company paid cash fees of $16,500 and issued 16,500 warrants under the same terms as those received by the Investors.

On March 20, 2012, pursuant to a debt settlement agreement, the Company issued 3,000,000 shares of its common stock to a note holder who will sell these shares, and the net proceeds will reduce the Company's liability to the note holder.

On March 23, 2012, the Board of Directors agreed to exchange their accrued and future compensation for fiscal 2012 for 29,478,000 shares of the Company’s common stock valued at $1,473,900. Total accrued compensation as of that date was $1,248,900, of which $75,000 was incurred during the three months period ended March 31, 2012 and future compensation for 2012 expected to be $225,000 which in aggregate were agreed by both parties to be exchanged into shares at a price of $0.05 per share. The Company recorded $225,000 of estimated value of shares to prepaid expenses as the service is expected to be provided over the remaining period of fiscal 2012 and $1,248,900 being recorded against the accrued compensation account during March 31, 2012. The prepaid expense of $225,000 will be recorded to professional fees in the accompanying condensed consolidated statement of operations over the remaining three quarters in 2012 as services are provided to the Company.

On March 23, 2012 the Board of Directors authorized the Company to issue stock for consulting services to be performed on behalf of the Company. The Board authorized the issuance of 16,950,000 shares of common stock to various consultants, of which, 5,000,000 shares are to be  issued to Mr. Stan Weiner, the Company’s Chief Executive Officer, and 10,750,000 to be issued to the other various consultants. As of the date of this report, the Company was in the process of cancelling 1,200,000 of the shares that were part of the original 16,950,000 shares to be issued for consulting services to be performed. As of June 30, 2012, none of the shares have been issued related to the services to be performed pursuant to such consulting agreements. The Company valued the shares estimated fair value to be approximately $786,000 based on the estimated fair value of the share price on the commitment date. The Company will record the estimated fair value to expense for such services as they are performed ratably over the term of the consulting agreements. Upon issuance of shares, the Company will re-class such accrued amount to equity at such time.

On March 23, 2012, the Board authorized the issuance of 425,000 shares of the Company’s common stock to its Advisory Board members and an additional 18,750 shares to a consultant.

In May 2012, the Company entered into a subscription agreement with accredited investors pursuant to which the Company sold 1,000,000 Units, each Unit consisting of one share of the Company’s common stock par value $0.001 and a warrant to purchase 0.375 shares of the Company’s common stock (the “Warrants”) for aggregate consideration of $50,000. The Warrants shall be exercisable for a period of two years from the date of issuance at an initial exercise price of $0.20. The Company paid cash financingfees of $5,000 and issued 150,000 warrants under the same terms.

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

As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations. Our continuation as a going concern subsequent to the quarter ended June 30, 2012 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. Based on our current business plan, we currently estimate we will need up to an additional $3 million of new capital to execute our business plan through the year ended December 31, 2013.  There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue

The Company did not generate revenue for the three months ended June 30, 2012 and 2011.

Expenses

Our expenses for the three months ended June 30, 2012 consisted of general and administrative of $64,635, salaries and benefits of $4,143, professional fees of $229,765, stock issued or to be issued for consulting services of $284,667, interest expense of $154,776, mark to market loss on common shares held by note holder of $90,000, offset by a gain in mark to market fluctuation on derivative liability of $1,130,547. Our expenses for the three months ended June 30, 2011 consisted of general and administrative of $45,204, professional fees of $169,809, interest expense of $163,551, offset by gain on mark to market fluctuation on derivative of $254,882.  The main reason for the decrease in comparing the three months ended June 30, 2012 to the corresponding period for 2011 was mainly due to the decrease in the derivative fair market value as a result of the decrease in the share price of the underlying common stock resulting in a gain in the current period.

Net income (loss)

Net income (loss) for the three months ended June 30, 2012 and 2011 was net income of $307,230 and net loss of ($121,182), respectively. The reason for the income in the three months ended June 30, 2012 compared to a loss in the corresponding period for 2011 was mainly due to the decrease in the warrant derivative fair value resulting in the Company to recognize a gain in the current period.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue

The Company did not generate revenue for the six months ended June 30, 2012 and 2011.

Expenses

Our expenses for the six months ended June 30, 2012 consisted of general and administrative of $130,685, salaries and benefits of $9,281, professional fees of $397,147(including stock issued for professional fees in the amount of $150,000), stock issued or to be issued for consulting services of $301,542, interest expense of $304,634, aggregate mark to market loss fluctuation on derivative liability and common shares issued to note holders of $102,022, and other minor expenses and income. Our expenses for the six months ended June 30, 2011 consisted of general and administrative of $87,164, salaries and benefits of $11,317, professional fees of $303,309, and interest expense of $357,389, offset by a mark to market fluctuation gain on derivative of $630,023.  The reason for the increase in comparing the six months ended June 30, 2012 to the corresponding period for 2011 was mainly due to increase in general administrative expenses due to the overall increase in operations, share based compensation for consultants along with other minor increases.

Net loss

Net loss for the six months ended June 30, 2012 and 2011 was $1,240,642 and $126,656, respectively. The reason for the increase in the six months ended June 30, 2012 to the corresponding period for 2011 was mainly due to increase in share based compensation for consulting services, derivative liability, increase in interest expense due to increase in overall debt amounts.

Liquidity and Capital Resources

As of June 30, 2012, we had current assets of $208,773 including cash of $6,972, and current liabilities of $5,021,281.  As of December 31, 2011, we had current assets of $34,007 including cash of $7,187, and current liabilities of $5,500,199.

Operating Activities

Our operating activities from continuing operations resulted in a net cash used in operations of $243,715 for the six months ended June 30, 2012 compared to net cash used in operations of $122,407 for the six months ended June 30, 2011.  The net cash used in operations for the six months ended June 30, 2012 reflects a net loss of $1,240,642 offset by non-cash consulting services of $301,542, share based compensation for professional fees in the amount of $150,000, amortization of debt issue and prepaid finance costs of $18,252, mark to market loss on derivative liability and common shares of $102,022, accounts payable and other accrued expenses of $426,092 and other minor factors. The net cash used in operations for the six months ended June 30, 2011 reflects a net loss of $126,656 increased by gain on mark to mark fluctuation of derivative liability of $630,023; offset by, amortization of debt issue costs of $158,547, non-cash consulting services of $52,000, and account payables and other accrued expenses of $386,773 and other minor factors.

Investing Activities

Our investing activities were $0 for the six months ended June 30, 2012 and June 30, 2011.

Financing Activities

Our financing activities resulted in a cash inflow of $243,500 for the six months ended June 30, 2012 and $120,600 for the six months ended June 30, 2011, which mainly represents issuances of one convertible notes payable and cash for common shares net of issuance costs.

Going Concern

The Company from January 28, 2008 (Inception) through June 30, 2012, has not had any significant revenues.  The Company has no significant operating history as of June 30, 2012, has accumulated losses of approximately $14,964,000 and has negative cash flow from operations of approximately $4,100,000 since inception. These factors raise substantial doubt about our ability to continue as a going concern. From Inception (January 28, 2008) through June 30, 2012, management has raised net equity and debt financing of approximately $10,400,000 to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

Contractual Obligations and Commitments

The following table is a summary of contractual cash obligations for the periods indicated that existed as of June 30, 2012, and is based on information appearing in the notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q:

	TOTAL	Less than 1 Year	1-2 years
14% convertible Note	$2,531,235	$-	$2,531,235
12% Convertible Note	415,000	415,000
GE Note	2,100,000	2,100,000
Deferred Compensation Note	279,095	279,095
Revenue Participating Note	165,000	-	165,000
Other Financings	152,906	152,906
Total obligations	$5,643,236	$2,947,001	$2,696,235

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an on-going basis, we evaluate our estimates, including those related to property, plant and equipment, revenue recognition, derivative warrant liability, and share based compensation. We base our estimates on historical experience and on various other market-specific assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ significantly from these estimates.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

Nature of Operations

The Company is a development stage corporation formed to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas.  The Company has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana, and the Appalachian Basin of Pennsylvania and West Virginia.  The Company, in conjunction with energy producers, operators, various state agencies and legislators; are working to create an efficient and economical solution to this complex problem.  STW is also evaluating the deployment of similar technology in the municipal wastewater industry, the Acid Mine Drainage polluted water problems in the northeastern United States, and brackish aquifer reclamation for reuse.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany balances and transactions.

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

Fair Value of Financial Instruments

The fair value of cash, accounts payable, accrued expenses and notes payable, convertible notes and derivatives, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the above dilutive securities were exercised. As the Company realized a net loss for the six months ended June 30, 2012 and 2011, no potentially dilutive securities were included in the calculation of diluted earnings per share as their impact would have been anti-dilutive.

Derivative Liabilities

Certain of the Company’s embedded conversion features on debt price protection on outstanding common stock purchase warrants, and derivative liabilities due to insufficient authorized shares to settle outstanding contracts are treated as derivatives for accounting purposes including derivatives from insufficient shares. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market. The Company estimates the fair value of these warrants and embedded conversion features and derivative liabilities due to insufficient authorized shares to settle outstanding contracts using Black-Scholes.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012, the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

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

In connection with the restatement our Principal Executive Officer and Principal Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended June 30, 2012. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following six material weaknesses which have caused management to conclude that, as of June 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

In May 2012, the Company entered into a subscription agreement with accredited investors pursuant to which the Company sold 1,000,000 Units, each Unit consisting of one share of the Company’s common stock and a warrant to purchase 0.375 shares of the Company’s common stock (the “Warrants”) for aggregate consideration of $50,000. The Warrants shall be exercisable for a period of two years from the date of issuance at an initial exercise price of $0.20. The Company incurred cash fees of $5,000 and issued 150,000 warrants under the same terms.

In June 2012, the Company issued to certain accredited investors, new 14% Convertible Notes with a principal amount of $50,000. These notes have the same terms as the 14% Notes issued in 2011. In addition, the investors also received warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.20 and exercisable for a period of two years from the date of issuance.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
2.1	Order Confirming the Second Amended Plan of Reorganiztion of Woozyfly, Inc. (4)
2.2	Agreement and Plan of Merger for proposed merger between Woozyfly, Inc. Merger Sub, and STW Resources, Inc. dated January 17, 2010 (3)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to the Articles of Incorporation (2)
3.3	Certificate of Amendment to the Articles of Incorporation – March 1, 2010 (5)
3.4	Articles of Merger between STW Acquisition, Inc. and STW Resources, Inc. (4)
3.5	Articles of Merger filed with the State of Nevada on March 3, 2010 (6)
4.1	Form of 12% Convertible Note dated August 31, 2010 (8)
4.2	Form of Warrant dated August 31, 2010 (8)
4.3	Form of Promissory Note dated August 31, 2010 (9)
4.4	Form of Warrant for December 2010 Financing (10)
4.5	Extension of Note, by and between STW Resources Holding Corp. and GE Ionics, Inc., dated October 28, 2011 (11)
4.6	Amended and Restated Note effective October 1, 2l011 in favor of GE Ionics, Inc. (11)
4.7	Form of November 2011 Warrant (13)
4.8	Note Exchange Form of New Note (15)
4.9	Note Exchange Form of New Warrant (15)
4.10	Form of May 2012 Warrant (16)
10.1	Form of securities Purchase Agreement dated August 31, 2010 (6)
10.2	Form of Escrow Agreement by and between the Company, Viewpoint, and TD Bank, N.A. dated March 31, 2010 (8)
10.4	Form of Settlement Agreement by and between STW Resources Holding Corp and GE Ionics, Inc., dated August 31, 2010 (9)
10.5	Form of Subscription Agreement for December 2010 Financing (10)
10.6	Letter of Intent dated April 17, 2011 (12)
10.7	Amendments to Settlement Agreement dated October 30, 2011, by and between STW Resources Holding Corp. and GE Ionics, Inc. (11)
10.8	Form of November 2011 Subscription Agreement (13)
10.9	Note Exchange Cover Letter (15)
10.10	Note exchange Subscription Agreement Form (15)
10.11	Master Note Agreement with Revenue Participation Subscription Package (15)
10.12	Form of May 2012 Subscription Agreement (16)
16.1	Letter from Weaver & Martin LLC (7)
16.2	Letter from Weaver and Tidwell, LLP (14)
21.1	List of Subsidiaries
31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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