Form 10-Q
period 2012-09-30
STW RESOURCES HOLDING CORP.
filed 2013-02-28
CIK 1357838

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

STW RESOURCES HOLDING CORP.
FORM 10-Q

-i-

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements
STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2012	2011
	( Unaudited)	( Audited)
Assets

Current assets
Cash	$294,309	$7,187
Prepaid expenses and other current assets	180,025	26,820
Deposit on equipment	114,909	-
Total current assets	589,243	34,007

Property and equipment, net of accumulated depreciation of $10,395	-	-

Total Assets	$589,243	$34,007

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable	$816,887	$811,486
Accrued expenses and interest	766,032	283,185
Accrued consulting fees – share based	360,000	-
Accrued compensation	351,980	1,445,249

Current portion of convertible notes payable	415,000	415,000
Deferred revenue	400,500	-
Derivative liabilities	1,334,440	1,491
Note payable - current	2,513,375	2,543,788
Total current liabilities	6,958,214	5,500,199

Accrued interest – non current	179,664	16,515
Notes payable-non current	165,000	-
Convertible notes payable – non-current, net of $36,752 and $60,380 of unamortized discount, respectively	2,644,483	2,420,855

Total liabilities	9,947,361	7,937,569

Shareholders' deficit
Preferred stock, par value $.001 per share, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2012 and at December 31, 2011	-	-
Common stock, par value $.001 per share, 100,000,000 shares authorized, 85,558,599 and 46,636,849 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	85,559	46,637
Additional paid-in capital	7,492,358	5,773,505
Deficit accumulated during the development stage	(16,936,035)	(13,723,704)
Total shareholders' deficit	(9,358,118)	(7,903,562)

Total Liabilities and Shareholders' Deficit	$589,243	$34,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended	Three Months Ended September 30,	Nine Months Ended	Nine Months Ended September 30,	For the period from January 28, 2008 (Inception) Through
	September 30, 2012	2011 (as restated)	September 30, 2012	2011 (as restated)	September 30, 2012

Revenues	$-	$-	$-	$-	$ 34,000

Cost of Sales	-	-	-	-	35,355
	-	-	-	-	(1,355)

Expenses
General and administrative	31,555	26,832	162,240	113,996	1,429,884
Salaries and benefits	163,221	-	172,502	11,317	2,943,248
Professional fees	147,057	107,685	544,204	410,994	4,810,671
Stock issued or to be issued for compensation	200,666	-	502,208	-	2,896,651
Total general and administrative	542,499	134,517	1,381,154	536,307	12,080,454
Operating loss	(542,499)	(134,517)	(1,381,154)	(536,307)	(12,081,809)

Other expense
Loss on disposition of asset	-	-	-	-	(5,390,373)
Change in fair value derivative liabilities	(1,239,140)	(17,718)	(1,332,949)	612,305	5,387,007
Change in fair value of common shares issued to note holder	(11,374)	-	(19,587)	-	(39,587)
Gain (loss) on extinguishment of liabilities, net	-	2,340	-	2,340	(823,573)
Other Income (expense)	(2,610)	-	2,059	2,500	4,563
Interest, net	(176,066)	(168,377)	(480,700)	(525,766)	(3,992,263)
Total other income (expense), net	(1,429,190)	(183,755)	(1,831,177)	91,379	(4,854,226)

Net loss	$(1,971,689)	$(318,272)	$(3,212,331)	$(444,928)	$ (16,936,035)

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.01)	$(0.05)	$(0.01)

Weighted average number of Common Shares
used in Basic and Diluted Net Loss Per share	81,591,208	44,557,728	70,450,521	44,155,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
			For the
	For the Nine Months	For the Nine Months Ended	Period January 28, 2008 (Inception) through
	Ended September 30, 2012	September 30, 2011 (as restated)	September 30, 2012
Cash flows from operating activities
Net loss	$(3,212,331)	$(444,928)	$(16,936,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,289	41.857
Write-off of project pilot costs	-	-	14,960
Amortization of discount and debt issuance costs	28,628	185,884	1,891,435
Estimated fair value of common shares attached to notes payable	-	-	75,709
Notes payable issued for deferred compensation	-	-	1,123,851
Share-based compensation	225,000	-	1,423,293
Estimated fair value of equity issued or to be issued for consulting services	502,208	52,000	2,523,733
Change in fair value of derivative liabilities	1,332,949	(612,305)	(5,387,007)
Loss on disposition of equipment	-	-	5,401,897
Estimated fair value of common shares issued as a donation	-	-	50,000
Gain on settlement of accounts payable with issuance of common shares	-	(2,500)	(2,500)
Change in fair value of common shares issued in connection with the debt settlement agreement	-	-	39,587
Loss on extinguishment of liabilities, net	19,587	42,666	823,573
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses, deposits and other current assets	(114,947)	35,423	(137,178)
Increase in deferred revenue	400,500		400,500
Increase in accounts payable, accrued expenses and accrued compensation	732,028	565,574	4,682,835
Net cash used in operating activities	(86,378)	(176,903)	(3,969,490)
Cash flows from investing activities
Acquisition of property and equipment	-	-	(4,986,876)
Sale of equipment	-	-	64,500
Net cash used in investing activities	-	-	(4,922,376)
Cash flows from financing activities
Issuance of convertible notes payable	200,000	-	2,005,000
Issuance of notes payable	165,000	120,600	2,080,019
Repayment of notes payable	-	-	(1,308,808)
Advance from Shareholders	-	50,000	-
Debt issuance costs	(36,500)	-	(421,679)
Proceeds from equity issuances, net	45,000	-	6,831,643
Net cash provided by financing activities	373,500	170,600	9,186,175
Net increase (decrease) in cash	287,122	(6,303)	294,309
Cash at beginning of period	7,187	6,696	-
Cash at end of period	$294,309	$393	$294,309
Supplemental cash flow information:
Cash paid for interest	$6,750	$-	$42,897
Non-cash Investing and financing activities:
See Notes 3 and 5 in the accompanying notes to the condensed consolidated financial statements for other disclosures on non-cash investing and financing activities.
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
(Unaudited)

MANAGEMENT REPRESENTATION OF INTERIM FINANCIAL INFORMATION

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

The Company is the surviving and continuing entity and the historical financials following the reverse merger transaction are those of STW Resources.  WoozyFly was a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of STW Resources pursuant to the terms of the Merger Agreement.  Consequently, management believes that acquisition has caused the Company to cease to be a shell company as it no longer has nominal operations.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company from January 28, 2008 (Inception) through September 30, 2012, the Company has not had any significant revenues.  The Company has curtailed operations until it has raised sufficient capital to execute its business plan as of September 30, 2012, has accumulated losses of approximately $16,936,000 and has negative cash flow from operations of approximately $4,000,000 since inception. These factors raise substantial doubt about our ability to continue as a going concern. From Inception (January 28, 2008) through September 30, 2012, management has raised net equity and debt financing of approximately $10,500,000 to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

Development Stage Enterprise

The Company is a development stage company as defined by the Financial Accounting Standards Board (the “FASB”). The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception has been considered as part of the Company’s development stage activities.  The Company is a development stage enterprise and have sustained significant losses since inception and expects to incur losses through 2013.

Concentration of Credit Risk

A financial instrument that potentially subjects the Company to concentration of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 to December 31, 2012. At September 30, 2012, there were no uninsured deposits.

The Company anticipates entering into long-term, fixed-price contracts for its services with select oil and gas producers and municipal utilities.  The Company will control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures.

As of September 30, 2012 and December 31, 2011, three vendors accounted for 76% and 77% of total accounts payable, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, notes payable, convertible notes payable, accounts payable, accrued expenses and derivative liabilities. The carrying value for all such instruments except convertible notes payable and derivative liabilities approximates fair value due to the short-term nature of the instruments.  The Company cannot determine the estimated fair value of its convertible notes payable as instruments similar to the convertible notes payable could not be found.  Our derivative liabilities are recorded at fair value (see Note 4).

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

Our derivative liabilities consist of embedded conversion features on debt, price protection features on warrants, and derivatives due to insufficient authorized shares to settle outstanding contracts which are carried at fair value, and are classified as Level 3 liabilities. We use Black-Scholes to determine the fair value of these instruments (see Note 4).

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

Certain of the Company’s embedded conversion features on debt price protection features on outstanding common stock purchase warrants, which and derivative liabilities due to insufficient authorized shares to settle outstanding contracts are treated as derivatives for accounting purposes and insufficient authorized shares. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market. The Company estimates the fair value of these warrants and embedded conversion features and derivative liabilities due to insufficient authorized shares to settle outstanding contracts using Black-Scholes, (see Note 4).

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

Basic and Diluted Loss per Share

The Company’s basic earnings (loss) per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method and as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised. As the Company realized a net loss for the periods ended September 30, 2012 and 2011, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive. See Note 5 for a list of all dilutive securities as of September 30, 2012 and 2011.

The following presents the basic and diluted earnings (loss) per share for the period ended September 30, 2012 and 2011.

	Three months ended, September 30, 2012
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net Loss	$(1,971,689)	81,591,208	$(0.02)
Diluted EPS:	-	-
Loss available to common shareholders	$(1,971,689)	81,591,208	$(0.02)

	Three months ended, September 30, 2011
	Numerator (Loss) (as restated)	Denominator (Shares)	Per Share Amount (as restated)
Basic EPS:
Net Loss	$(318,272)	44,557,728	$(0.01)
Diluted EPS:	-	-
Loss available to common shareholders	$(318,272)	44,557,728	$(0.01)

	Nine months ended, September 30, 2012
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net Loss	$(3,212,331)	70,450,521	$(0.05)
Diluted EPS:	-	-
Loss available to common shareholders	$(3,212,331)	70,450,521	$(0.05)

	Nine months ended, September 30, 2011
	Numerator (Loss) (as restated)	Denominator (Shares)	Per Share Amount (as restated)
Basic EPS:
Net Loss	$(444,928)	44,155,967	$(0.01)
Diluted EPS:	-	-
Loss available to common shareholders	$(444,928)	44,155,967	$(0.01)

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

ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold.  As of September 30, 2012 and December 31, 2011, there was no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates. It is not anticipated that there will be a significant change in the unrecognized tax benefits over the next twelve months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at September 30, 2012 and December 31, 2011 respectively, and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the periods ended September 30, 2012 and 2011.

Reclassifications

Certain reclassifications have been made to the prior periods presented to conform with the current period presentation.

2. Deferred Revenue

On September 6, 2012, the Company announced that it had signed a contract with Ranchland Hills Golf Club, Midland, TX, to design, build and deliver a proprietary water desalinization facility to produce 700,000 gallons of water a day by converting brackish well water into the equivalent of rain water to maintain the greens and fairways of the golf course. Under terms of the agreement, STW has received a down payment of $400,500 and will collect additional manufacturing milestone payments to engineer and install customized equipment that adds proprietary technology and chemicals to a desalinization membrane technology to increase the amount of fresh water recovered and lower the cost of operation. The Company recorded the down payment as deferred revenue in the accompanying condensed consolidated balance sheet as of September 30, 2012. The Company will recognize the deferred revenue into the statement of operations upon completion of the contract. In addition, during the current period, the Company made a down payment of approximately $115,000 related to the equipment needed to complete the contract. The Company recorded the down payment under deposit on equipment in the accompanying condensed consolidated balance sheet at September 30, 2012. As of the date of this report, the Company delivered and installed the equipment related to this contract. Pursuant to the contract, the Company accrued sales commission in the amount of $49,500 in accrued compensation in the accompanying condensed consolidated balance sheet at September 30, 2012.

3.  Debt

The Company’s debt at September 30, 2012 and December 31, 2011, consisted of the following:

	September 30,	December 31,
Name	2012 (Unaudited)	2011 (Audited)

14% Convertible Notes	2,681,235	2,481,235
12% Convertible Notes:
Cash issuances of 2009 Notes	90,000	90,000
Cash issuances of 2010 Notes	325,000	325,000
Total 12% Convertible Notes	415,000	415,000

GE Note	2,100,000	2,100,000
Deferred Compensation Notes	279,095	279,095

Revenue Participation Notes	165,000	-

Other Short-term debt	134,280	164,693

Unamortized debt discount	(36,752)	(60,380)

Total Debt	5,737,858	5,379,643
Less: Current Portion	(2,928,375)	(2,958,788)
Total Long Term Debt	$2,809,483	$2,420,855

Revenue Participation Notes

During February 2012, the Company issued to certain accredited investors (the “Investors”) revenue participation interest notes with a principal amount of $165,000 (the “March 2012 Notes”). These March 2012 Notes mature on January 31, 2017 and carry an interest rate of 12%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish and/or produced water. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received two times their investment amount and 10% of the net revenues thereafter until such time as they have received an additional $295,000 at which time the March 2012 Notes are retired in full. The Investors received warrants to purchase 165,000 shares of the Company’s common stock. These warrants have an exercise price of $0.20, are immediately exercisable and a two year maturity. The Company incurred cash fees of $16,500 which is recorded as a loan origination fee and is included in prepaid expenses in the accompanying condensed consolidated balance sheet and is being amortized to interest expense, and issued 16,500 warrants under the same terms as those received by the Investors. As of September 30, 2012, the Company has not generated revenue in connection with these March 2012 Notes.

The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.33%; expected volatility of 100%. As the value of the warrants was not significant, the Company did not allocate any portion of the debt proceeds to the warrants, however, the warrants are included in the derivative liability account each reporting period as the Company has insufficient authorized shares to settle outstanding contracts (see Note 4).

14% Convertible Notes

Between June 2012 and September 2012, the Company issued to certain accredited investors, new 14% Convertible Notes with a principal amount of $200,000. These notes have the same terms as the 14% Convertible Notes issued in 2011. In addition, the investors also received warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.20 and exercisable for a period of two years from the date of issuance. The Company incurred cash fees of $20,000 (which is recorded as loan origination fee and is included in prepaid expenses in the accompanying condensed consolidated balance sheet and will be amortized to interest expense over the life of the note) and issued 50,000 warrants under the same terms.

The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.33%; expected volatility of 100%. As the value of the warrants was not significant, the Company did not allocate any portion of the debt proceeds to the warrants, however, the warrants and embedded conversion option are included in the derivative liabilities account each reporting period as the Company has insufficient authorized shares to settle outstanding contracts (see Note 4).

Other Short-term Debt

On September 1, 2011, the Company entered into a note modification with a holder (the "Holder") of $100,000 of the 2010 12% Convertible Notes that had previously matured. The agreement called for the Company to issue 2,000,000 shares (the "Shares") of the Company's common stock to the Holder who will sell these shares for which the proceeds will be used to reduce the Company's note to the Holder. The Company has the right to settle the $160,900 liability in cash at any time and reclaim any remaining Shares provided to the Holder. The Company may be required to issue additional shares of its common stock to the Holder if the Holder's sales proceeds from selling the Shares is less than the $160,900 note liability plus accrued interest payable.

During the nine month period ended, the note Holder sold the 2,000,000 shares held at December 31, 2011 for cash consideration in the amount of $11,787, which was recorded as a reduction of the note amount owed as of September 30, 2012 and recorded a loss of $8,213 related to the change in fair value of the 2,000,000 shares during the nine months ended September 30, 2012 in the accompanying condensed consolidated statement of operations. The Company issued the note Holder an additional 3,000,000 shares (see Note 5) during the nine month period ended September 30, 2012 to be used to pay off the note balance when such shares are sold. In August 2012, the note Holder sold the 3,000,000 shares for cash consideration in the amount of $18,626 which the Company recorded as a reduction of the note amount owed as of September 30, 2012 and recorded a loss of $11,374 in the current period under change in fair value of common stock issued to note Holder in the accompanying condensed consolidated statement of operation s during the three and nine months ended September 30, 2012. As a result, during the nine months period ended September 30, 2012, the Company recognized a total reduction in the debt amount owed of $30,413 and a loss on mark to market adjustment of $19,587. As of September 30, 2012, the note holder held no shares of common stock to be sold and used as a reduction of the note balance. On October 16, 2012, the Company renegotiated the terms of the notes which was in default at March 31, 2012. Under the new terms of the note, the Company is required to make principal payments of $15,000 in October and November 2012 and $20,000 for each of the remaining months, through May 2013, plus interest of 12%. The principal balance on October 16, 2012 was approximately $150,000. The Company has reported the balance on such note as current due to the history of the Company not being able to make the monthly principal payments and due to the note being due in May 2013.  The Company is current in its payments under the amended note.

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

4.  Derivative Liabilities

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

From time to time, the Company has issued notes with embedded conversion features and warrants to purchase common stock. Certain of the embedded conversion features and warrants contain price protection or anti-dilution features that result in these instruments being treated as derivatives. In addition, the Company has an insufficient amount of authorized shares to settle oustanding contracts (see Note 5).  The Company estimates the fair value of these embedded conversion features and warrants and derivatives related to insufficient authorized shares to settle outstanding contracts using Black-Scholes with the following assumptions:

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

The following table presents our warrants and embedded conversion options which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of September 30, 2012 and December 31, 2011:

	For the Nine months Ended September 30, 2012	For the year ended December 31, 2011
Annual dividend yield	0%	0%
Expected life (years)	0.20 – 2.70	0.01 – 4.35
Risk-free interest rate	0.10% - 0.51%	0.07% - 1.29%
Expected volatility	100%	100%

	Level 3 Carrying Value
	September 30, 2012	December 31, 2011
Embedded Conversion Options	$1,221,893	$-
Warrants	112,547	1,491
	$1,334,440	$1,491
Increase (decrease) in fair value	$1,332,949	$(606,293)

The following table presents the changes in fair value of our warrants and embedded conversion options measured at fair value on a recurring basis for the periods ended September 30:
	September 30, 2012	September 30, 2011 (as restated)
Balance as of January 1	$1,491	$631,711
Extinguishment of derivatives	-
Change in fair value	1,332,949	(612,305)
Balance as of September 30	$1,332,949	$17,066

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

On March 20, 2012, pursuant to a debt settlement agreement (see Note 3), the Company issued 3,000,000 shares of its common stock to a note holder who will sell these shares, and the net proceeds will reduce the Company's liability to the note holder. The Company estimated the fair market value of the common stock to be $30,000 on the date of issuance (based on the closing share price on the issuance date) and recorded the amount in prepaid expenses and other current assets. The Company will record the change in fair value of the shares still held by the note holder on each reporting date with the change in fair value being recorded as a change in fair value of shares issued to note holder within the condensed consolidated statement of operations. The note holder sold all 3,000,000 shares for $18,626 which was used to reduce the amount of debt owed to the note holder as of September 30, 2012 (see Note 3). As of September 30, 2012, all shares held by note holder were sold.

On March 23, 2012, the Board of Directors agreed to exchange their accrued and future compensation for fiscal 2012 for 29,478,000 shares of the Company’s common stock valued at $1,473,900. Total accrued compensation as of that date was $1,248,900, of which $75,000 was incurred during the three months period ended March 31, 2012 and $1,173,900 was included in accrued compensation at December 31, 2011. The future compensation for 2012 is expected to be $225,000 which in aggregate was agreed by both parties to be exchanged into shares at a price of $0.05 per share. The Company originally recorded $225,000 related to the estimated value of the shares to prepaid expenses as the services are expected to be provided over the remaining period of fiscal 2012 and $1,248,900 being recorded against accrued compensation during the period ended March 31, 2012. As of September 30, 2012, the value of the remaining shares recorded in prepaid expenses in the condensed consolidated balance sheet was $75,000 with the Company recording $75,000 and $225,000 to professional fees for the three and nine months period ended September 30, 2012.

On March 23, 2012, the Board of Directors authorized the Company to issue stock for consulting services to be performed on behalf of the Company. The Board authorized the issuance of 16,950,000 shares of common stock to various consultants, of which, 5,000,000 shares are to be  issued to Mr. Stan Weiner, the Company’s Chief Executive Officer, and 10,750,000 to be issued to the other various consultants. As of the date of this report, the Company was in the process of cancelling 1,200,000 of the shares that were part of the original 16,950,000 shares to be issued for consulting services to be performed.  As of September 30, 2012, except for the shares for Mr. Stan Weiner (see below), none of the shares have been issued related to the services to be performed pursuant to such consulting agreements. The Company estimated the fair value of the shares to be approximately $786,000 based on the fair value of the share price on the commitment date. The Company will record estimated fair value to expense for such services as they are performed ratably over the term of the consulting agreements. Upon issuance of shares, the Company will re-class such accrued amount to equity at such time. The consulting agreements mature on various dates through April 2013. As of September 30, 2012, the Company has accrued $360,000 in the accompanying condensed consolidated balance sheet under - Accrued consulting fees – share based and expensed $493,333 in the accompanying condensed consolidated statement of operations under – shares issued or to be issued for compensation. As of September 30, 2012, the Company issued 5,000,000 shares, with an estimated fair market value of $200,000, to Mr. Stan Weiner pursuant to the consulting agreement, with 10,750,000 shares yet to be issued to the other services providers pursuant to these agreements.  The Company expects to record approximately $203,000 to expense during the fourth quarter of fiscal year 2012.

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

The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.33%; expected volatility of 100%. As the value of the warrants is not significant, the Company did not allocate any portion of the proceeds to the warrants, however, the warrants are included in the derivative liability account each reporting period as the Company has insufficient authorized shares.

As of September 30, 2012, the Company has an aggregate of common stock issued and outstanding plus common stock equivalents which, if fully converted, would be in excess of the 100,000,000 authorized shares permitted by the articles of incorporation of the Company. Total common shares outstanding plus common stock equivalents (warrants and conversion features) totaled approximately 181,000,000 as of September 30, 2012. As a result, the Company has recorded all common stock equivalents as a derivative liability in the accompanying condensed consolidated balance sheet at September 30, 2012 (see Note 4).

Total Dilutive Securities

As of September 30, 2012, the Company had the following outstanding dilutive securities to acquire the Company’s common stock outstanding:

	Number of
	Underlying
	Common	Exercise
Security	Shares	Price	Expire
Warrants associated with the $2.00 Unit Offering	1,948,300	$0.30	2013

Warrants associated with the $2.00 Unit Offering	1,948,300	0.60	2013

Warrants associated with the $2.00 Unit Offering	1,948,300	1.20	2013

Warrants issued for Professional Services	1,500,000	4.00	2014

Warrants associated with the January 14, 2009 Bridge Note	480,000	3.00	2014

Warrants associated with the acquisition of the Company's
Preferred Shares outstanding	1,500,000	8.00	2014
Warrants associated with the 12% Convertible Notes	1,641,496	0.02	2014-2015

Common stock associated with the 12% Convertible Notes plus accrued interest	27,350,750	0.02	2010-2011

Warrants associated with the 2010 Unit Offering	1,430,000	0.50	2012

Warrants associated with Revenue Participating Notes	181,500	0.20	2014

Warrants associated with May 2012 Subscription Agreement	525,000	0.20	2014

Warrants associated with June-September 14% Convertible Notes	550,000	0.20	2014

Warrants issued to Placement Agent	566,667	0.20	2013

Warrants associated with the 14% Convertible Notes	16,840,371	0.20	2013

Common stock associated with the 14% Convertible Notes plus accrued interest	37,188,125	0.08	2013
	95,598,809

Warrants

A summary of the Company’s warrant activity and related information during the year ended September 30, 2011 follows:

	Number of Shares	Weighted- Average Exercise Price		Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	29,803,444		$0.94
Issued	1,256,500		$0.20
Exercised	-
Forfeited	-
Cancelled		$
Expired	-
Outstanding at September 30, 2012	31,059,934		$0.90	1.18	$-
Exercisable	31,059,934		$0.90	1.18	$-

6.  Board of Directors and Advisory Board Compensation and Related Party Transactions

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.   In December 2011, the Board voted to authorize the issuance of shares in lieu of cash compensation for past services.

Per the Director Agreements, the Company compensates each of the directors through the initial grant of 200,000 shares of common stock and the payment of a cash fee equal to $1,000 plus travel expenses for each board meeting attended, and $75,000 per year as compensation for serving on our board of directors. As of September 30, 2012 the Company recorded professional fees in the accompanying condensed consolidated statement of operations of $131,250 and $393,750 for the three and nine months period ended September 30, 2012, respectively, of which the Company has accrued cash compensation due to its directors (both current and former) of $168,750 at September 30, 2012. The Company had accrued $1,173,900 at December 31, 2011, which is calculated based upon time of service and the number of Board meetings attended and is included in accrued compensation in the accompanying condensed consolidated balance sheet. During the current period, the Company issued shares to the board of directors for prior and current year compensation fees due (see Note 5).

 The Company’s advisory board is comprised of three members. Each advisory board member is granted 56,250 shares upon joining the board and 75,000 shares annually thereafter. As of September 30, 2012, the Company was obligated to issue 168,750 shares to the advisory board members and has recorded the fair market value of these shares as an accrued liability totaling $7,500 in accrued expenses in the accompanying condensed consolidated balance sheet.  During the current period, the Company issued shares to the advisory board for prior and current compensation fees due (see Note 5).

On July 1, 2012, the Company entered into various employment contracts with three officers. The agreements terminate on December 31, 2012 and provide for monthly payments ranging from $5,000 to $16,000. As of September 30, 2012, the Company recorded $108,000 under salaries and benefits in the accompanying condensed consolidated statements of operations and $53,000 recorded under accrued compensation in the accompanying condensed consolidated statement of operations and paid cash in the amount of $55,000.

7.  Restatements

The Company restated its consolidated financial statements and other financial information for the years ended December 31, 2010 and 2009, and the quarters ended March 31, 2009, June 30, 2009, September 30, 2009, March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2011, June 30, 2011 and September 30, 2011, as a result of the Company’s determination that the original accounting for certain of its unit and convertible note offerings failed to appropriately record separate derivative treatment for the conversion options and the warrants issued. See the restated financial statements included in the Company’s annual report filed on Form 10-K with the Securities and Exchange Commission on October 24, 2012 for more information.

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

8.  Subsequent Events

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

Recent Developments

During February 2012, the Company issued to certain accredited investors (the “Investors”) revenue participation interest notes with a principal amount of $165,000 (the “March 2012 Notes”). These March 2012 Notes mature on January 31, 2017 and carry an interest rate of 12%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish and/or produced water. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received 2 times their investment amount, 10% of the net revenues thereafter until such time as they have received an additional $295,000 at which time the March 2012 Notes are retired in full. The Investors received warrants to purchase 165,000 shares of the Company’s common stock. These warrants have an exercise price of $0.20, are immediately exercisable and expire in two years from the date of issuance. The Company paid cash financing fees of $16,500 and issued 16,500 warrants under the same terms as those received by the Investors.

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

On March 23, 2012 the Board of Directors authorized the Company to issue stock for consulting services to be performed on behalf of the Company. The Board authorized the issuance of 16,950,000 shares of common stock to various consultants, of which, 5,000,000 shares are to be  issued to Mr. Stan Weiner, the Company’s Chief Executive Officer, and 10,750,000 to be issued to the other various consultants. As of the date of the filing of this report, the consulting services required for the 1,200,000 shares have not been performed and the Company is in the process of cancelling such performance agreement with the shares not being issued.  As of September 30, 2012, none of the shares, except for the 5,000,000 shares issued to Mr. Stan Weiner, have been issued related to the services to be performed pursuant to such consulting agreements. The Company valued the shares estimated fair value to be approximately $786,000 based on the estimated fair value of the share price on the commitment date. The Company will record the estimated fair value to expense for such services as they are performed ratably over the term of the consulting agreements.  Upon issuance of shares, the Company will re-class such accrued amount to equity at such time.  The consulting agreements mature on various dates through April 2013.

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

On September 6, 2012, the Company announced that it had signed a contract with Ranchland Hills Golf Club, Midland, TX, to design, build and deliver a proprietary water desalinization facility to produce 700,000 gallons of water a day by converting brackish well water into the equivalent of rain water to maintain the greens and fairways of the golf course.  Under terms of the agreement, STW has received a down payment and will collect additional manufacturing milestone payments to engineer and install customized equipment that adds proprietary technology and chemicals to a desalinization membrane technology to increase the amount of fresh water recovered and lower the cost of operation. As of the date of this report, the Company delivered and installed the equipment related to this contract.

Plan of Operations

For the next twelve months, our current operating plan is focused on providing water reclamation services to oil & gas producers and other commercial ventures in Texas. Water reclamation services include treating brackish water for use in fracking operations, landscaping and other commercial applications and reclaiming produced water.

As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations. Our continuation as a going concern subsequent to the quarter ended of September 30, 2012 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. Based on our current business plan, we currently estimate we will need up to an additional $3 million of new capital to execute our business plan through the year ended 2013.  There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue

No revenue was generated for the three months ended September 30, 2012 and 2011, respectively.

Expenses

Our expenses for the three months ended September 30, 2012 consisted of general and administrative of $31,555, salaries and benefits of $163,221,  professional fees of $147,057, stock issued or to be issued for consulting services of $200,666, mark to market aggregate loss on derivative and common stock of $1,250,514, interest expense of $176,066, as well as other expenses and income.  Our expenses for the three months ended September 30, 2011  consisted of  legal and professional fee $107,685, interest expense of $168,377, $26,832  in  general and administrative expenses, and $17,718 in the change in fair value of derivative liabilities, as well as other expenses.  The reason for the increase in comparing the three months ended September 30, 2012 to the same period for 2011 was primarily attributable to the increase in expense resulting for the fair value increase in derivative liability as a result of the increase in the Company’s estimated common stock underlying the warrant and embedded conversion option derivatives, increase in professional fees due to board advisory fees in current year, increase in salaries and befits paid for our CEO and increase in interest expense as a result of increase in debt amounts.

Net income (loss)

Net loss for the three months ended September 30, 2012 and 2011 were $1,971,689 and $318,272, respectively.  The reason for the increase in the three months ended September 30, 2012 to the corresponding period for 2011 was mainly due to the increase in the warrant and embedded conversion option derivative liability which resulted in an increase in expenses, increase in professional fees and interest expense.
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue

The Company did not generate revenue for the nine months ended September 30, 2012 and 2011 respectively.

Expenses

Our expenses for the nine months ended September 30, 2012 consisted of  general and administrative of $162,240, salaries and benefits of $172,502,  professional fees of $544,204, stock issued or to be issued for  compensation for consulting services of $502,208,  market to market loss on derivative liability and common stock  of $1,352,536 and interest expense of $480,700. Our expenses for the nine months ended September 30, 2011  consisted of  salaries and benefits of $11,317, professional fees of $410,994, interest expense of $525,766, $2,500 in other income related to the conversion of accounts payable  to common stock, general and administrative of $113,996  offset by gain in mark to market valuation of derivative liability of $612,305.  The reason for the increase in comparing the nine months ended September 30, 2012 to the same period for 2011 was primarily attributable to the increase in mark to market valuation of derivative liability, share based compensation for consulting services, professional fees due to increase in advisory and board fees paid and accrued.

Net loss

Net loss for the nine months ended September 30, 2012 and 2011 were $3,212,331 and $444,928, respectively. The reason for the increase in the nine months ended September 30, 2012 to the corresponding period for 2011 was mainly due to increase in mark to market valuation of derivative liability, share based compensation for consulting services, increase in professional fees due to increase in advisory and board fees paid and accrued in the current period.

Liquidity and Capital Resources

As of September 30, 2012, we had current assets of $589,243, including cash of $294,309, and current liabilities of $6,958,214 and long term liabilities of $2,989,147. As of December 31, 2011, we had current assets of $34,007, including cash of $7,178, and current liabilities of $5,500,199 and long term liabilities of $2,437,370.

Operating Activities

Our operating activities resulted in net cash used in operations of $86,378 for the nine months ended September 30, 2012 compared to net cash used in operations of $176,903 for the nine months ended September 30, 2011.  The net cash used in operations for the nine months ended September 30, 2012 reflects a net loss of $3,212,331 offset by, amortization of debt issue and loan origination costs of $28,628, stock issuance for professional board fees in the amount of $225,000, fair value of equity issued or to be issued for consulting services of $502,208, aggregate of loss mark to market of derivative liability and common stock issued to note holders of $1,352,536, and increase in deferred revenue of  $400,500 and accounts payable, accrued expenses and accrued compensation of $732,028 and other minor factors.  The net cash used in operations for the nine months ended September 30, 2011 reflects a net loss of $444,928 offset by depreciation of $1,289, amortization of debt issue costs of $185,884, fair value of equity issued for consulting services of $52,000, and account payables and other accrued expenses of $565,574 and other minor factors.
Investing Activities

Our investing activities were $0 for the nine months ended September 30, 2012 and September 30, 2011.

Financing Activities

Our financing activities resulted in a cash inflow of $373,500 for the nine months ended September 30, 2012 and $170,600 for the nine months ended September 30, 2011, which represents issuances of notes payable, convertible notes payable and cash for common shares net of issuance costs.

Going Concern

The Company from January 28, 2008 (Inception) through September 30, 2012, has not had any significant revenues.  The Company has no significant operating history as of September 30, 2012, has accumulated losses of approximately $16,936,000 and has negative cash flow from operations of approximately $4,000,000 since inception. These factors raise substantial doubt about our ability to continue as a going concern.  From Inception (January 28, 2008) through September 30, 2012, management has raised net equity and debt financing of approximately $10,500,000 to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

Contractual Obligations and Commitments

The following table is a summary of contractual cash obligations for the periods indicated that existed as of September 30, 2011, and is based on information appearing in the notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q:

	TOTAL	Less than 1 Year	1-2 years
14% Convertible Notes	$2,681,235	$-	$2,681,235
12% Convertible Notes	415,000	415,000	-
GE Note	2,100,000	2,100,000	-
Deferred Compensation Notes	279,095	279,095	-
Revenue Participating Notes	165,000	-	165,000
Other financing	134,280	134,280	-
Total obligations	$5,774,610	$2,928,375	$2,846,235

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

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, STW Resources, Inc. Intercompany transactions and balances have been eliminated upon consolidation.

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

Basic and Diluted Loss per Share

The Company’s basic earnings (loss) per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the above dilutive securities were exercised. As the Company realized a net loss for the three and nine months periods ended September 30, 2012 and 2011, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012, the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of us;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

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

In connection with the restatement our Principal Executive Officer and Principal Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended September 30, 2012. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following six material weaknesses which have caused management to conclude that, as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Between July 2012 and September 2012, the Company issued to certain accredited investors, new 14% Convertible Notes with a principal amount of $150,000. These notes have the same terms as the 14% Notes issued in 2011. In addition, the investors also received warrants to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.20 and exercisable for a period of two years from the date of issuance. The Company also issued 50,000 to the placement agent warrants under the same terms.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
2.1	Order Confirming the Second Amended Plan of Reorganiztion of Woozyfly, Inc. (4)
2.2	Agreement and Plan of Merger for proposed merger between Woozyfly, Inc. Merger Sub, and STW Resources, Inc. dated January 17, 2010 (3)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to the Articles of Incorporation (2)
3.3	Certificate of Amendment to the Articles of Incorporation – March 1, 2010 (5)
3.4	Articles of Merger between STW Acquisition, Inc. and STW Resources, Inc. (4)
3.5	Articles of Merger filed with the State of Nevada on March 3, 2010 (6)
4.1	Form of 12% Convertible Note dated August 31, 2010 (8)
4.2	Form of Warrant dated August 31, 2010 (8)
4.3	Form of Promissory Note dated August 31, 2010 (9)
4.4	Form of Warrant for December 2010 Financing (10)
4.5	Extension of Note, by and between STW Resources Holding Corp. and GE Ionics, Inc., dated October 28, 2011 (11)
4.6	Amended and Restated Note effective October 1, 2l011 in favor of GE Ionics, Inc. (11)
4.7	Form of November 2011 Warrant (13)
4.8	Note Exchange Form of New Note (15)
4.9	Note Exchange Form of New Warrant (15)
4.10	Form of May 2012 Warrant (16)
10.1	Form of securities Purchase Agreement dated August 31, 2010 (6)
10.2	Form of Escrow Agreement by and between the Company, Viewpoint, and TD Bank, N.A. dated March 31, 2010 (8)
10.4	Form of Settlement Agreement by and between STW Resources Holding Corp and GE Ionics, Inc., dated August 31, 2010 (9)
10.5	Form of Subscription Agreement for December 2010 Financing (10)
10.6	Letter of Intent dated April 17, 2011 (12)
10.7	Amendments to Settlement Agreement dated October 30, 2011, by and between STW Resources Holding Corp. and GE Ionics, Inc. (11)
10.8	Form of November 2011 Subscription Agreement (13)
10.9	Note Exchange Cover Letter (15)
10.10	Note exchange Subscription Agreement Form (15)
10.11	Master Note Agreement with Revenue Participation Subscription Package (15)
10.12	Form of May 2012 Subscription Agreement (16)
16.1	Letter from Weaver & Martin LLC (7)
16.2	Letter from Weaver and Tidwell, LLP (14)
21.1	List of Subsidiaries
31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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