Form 10-K
period 2012-12-31
STW RESOURCES HOLDING CORP.
filed 2013-08-06
CIK 1357838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2012
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012 was $0.9 million computed by reference to the closing price of the registrant’s common stock as quoted on the OTC Pink on June 30, 2012, which was $0.014. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of August 5, 2013 the registrant had 97,412,099 shares of common stock, par value $0.001 per share outstanding.

STW RESOURCES HOLDING CORP.
FORM 10-K

-i-

PART I

This Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed by STW Resources Holding Corp. (f/k/a Woozyfly Inc. and STW Global, Inc.) with the Securities and Exchange Commission (the “SEC”) contains forward looking statements and information that are based upon beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in the filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled "Risk Factors") relating to the Company’s industry, the Company’s operations and results of operations and any businesses that may be acquired by the Company. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

ITEM 1.  BUSINESS

Corporate History

STW Resources Holding Corp. (“STW” or the “Company”, f/k/a WoozyFly, Inc. and STW Global Inc.) is a development stage corporation formed to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas.  STW has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas.  STW, in conjunction with energy producers, operators, various state agencies and legislators, is working to create an efficient and economical solution to this complex problem.  The Company is also evaluating the deployment of similar technology in the municipal wastewater industry.

On January 17, 2010, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with STW Acquisition, Inc. (“Acquisition Sub”), a wholly owned subsidiary of STW Resources, Inc. (“STW”) and certain shareholders of STW controlling a majority of the issued and outstanding shares of STW.  Pursuant to the Merger Agreement, STW merged into the Acquisition Sub resulting in an exchange of all of the issued and outstanding shares of STW for shares of the Company on a one for one basis. At such time, STW became a wholly owned subsidiary of the Company.

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

On February 12, 2010, pursuant to the terms of the Merger Agreement, STW merged with and into Acquisition Sub, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and STW becoming a wholly-owned subsidiary of the Company, the Company issued an aggregate of 31,780,004 (the “STW Acquisition Shares”) shares of common stock to the shareholders of STW at the closing of the Merger and all derivative securities of STW as of the Merger became derivative securities of the Company including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

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

Effective March 1, 2010, Woozyfly, Inc. changed its name to STW Global, Inc. in accordance with the Bankruptcy proceeding.  On March 3, 2010, the Company changed its name to STW Resources Holding Corp (STW).  The name change was accomplished by merging a wholly owned subsidiary into the Company, resulting in a name change and the Company being the surviving corporation.

The Company is the surviving and continuing entity of the Merger and the historical financials following the Merger are those of STW.   Woozyfly was a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to its acquisition of STW pursuant to the terms of the Merger Agreement.  Consequently, management believes that the Merger has caused the Company to cease to be a shell company as it no longer has nominal operations.

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

STW’s expertise is applicable to several market segments including:

●	Gas shale hydro-fracturing flow-back;
●	Oil and gas produced water;
●	Desalination;
●	Brackish water; and
●	Municipal wastewater.

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

Market Opportunities

Gas shale fracturing flow-back water

STW is actively pursuing opportunities in all the major shale formations in Texas. The initial focus, in this sector, is the shale activity in the Permian, Delaware and Eagle Ford basins of Texas.

Unconventional tight oil and gas shales such as the Wolfcamp Shale in West Texas require millions of gallons of fresh water to drill and stimulate a new well.  The water returns during the fracture flow-back (“frac”) and production (“production”) with salts or total dissolved solids (“TDS”) at levels unfit for human consumption.  This flow-back or produced water is typically disposed of through various means such as controlled injection into disposal wells.  STW will target the frac water market in the tight oil and gas formations first, and approach the produced water market for oil and gas production subsequently.

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

Produced Water

Shale zones are typically dry geological formations devoid of any formation or connate water, and hence the fracture flow-back water comprises most of water that returns following gas production.  Outside of shale formations, where most gas and oil production occurs, there is typically a reservoir of connate water in the production zone that generates “produced” water. Produced water is primarily salty water trapped in the reservoir rock and brought up along with oil and/or gas during production, and is the most common oil field waste.  The quality of produced water varies significantly in different parts of the world depending on the geology of the underlying formation.

In a large number of the oil fields in the USA, secondary or tertiary means of handling produced water storage, such as water floods and steam floods, are typically utilized. These are operations where the produced water is used to maintain reservoir pressure, prevent subsidence, and sweep the zone to remove the oil. Most of these water floods utilize a fresh water source as a supply so that sufficient volumes are available. As these fields age, more water is required for the flood, so excess contaminated brines concentrate and require disposal. As this water could be reclaimed with STW proprietary systems, STW believes that the market for reclaiming produced water outside the shale reclamation projects represents a considerable opportunity for the Company.

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

Most oilfield waters cannot be processed through an RO membrane since they contain barium, strontium, or bromine. The barium and strontium are very large molecules and they plug the membrane and create damage or permanent fouling of the membrane.  Bromine and other such halogens react with the membrane and destroy its integrity.  There are few oil field waters that could be processed through this technology but a thorough study is required to ensure success.  STW will utilize this technology where the water chemistry can be processed through RO membranes.

Membrane Bioreactor:   A Membrane BioReactor (“MBR”) is a combination of biological and ultra filtration technologies.  The biological area provides the same process utilized in all sewage treatment facilities.  Bacteria are maintained in an aerobic condition which cause decay in all of the organic materials contained in the water, and oxidizing these organic materials into low molecular weight acids, usually acetic acid.  Maintaining the bacteria in an oxygen rich environment prevents mutation or growth of any anaerobic bacteria, which would produce inorganic acids such as hydrogen sulfide.

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

Number of Employees

As of August 5, 2013, other than our two executive officers and in-house counsel, presently we do not have any full time employees.

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

The report of our independent registered public accounting firm on our 2012 consolidated financial statements contains a going concern modification, and we will need additional financing to execute our business plan, fund our operations and to continue as a going concern, which additional financing may not be available on a timely basis, or at all.

We have limited remaining funds to support our operations. We have prepared our consolidated financial statements in this Form 10-K on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We will not be able to execute our current business plan, fund our business operations or continue as a going concern long enough to achieve profitability unless we are able to secure additional funds. The Report of Independent Registered Public Accounting Firm on our December 31, 2012, consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. However, in order to sustain and improve operations, we will need to secure additional funds. If adequate financing is not available, we will not be able to sustain operations. In addition, if one or more of the risks discussed in these risk factors occur or our expenses exceed our expectations, we may be required to raise further additional funds sooner than anticipated.

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

STW has an deficit accumulated during the development stage of approximately $17,322,000 as of December 31, 2012 and had a net loss of approximately $3,599,000 for the year ended December 31, 2012.  In addition, as of December 31, 2012, STW had total liabilities of approximately $9,359,000 and total assets of approximately $201,000.

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

We will require additional financing for our operations, to purchase equipment and to establish a customer base.  We anticipate that we will require a minimum of $3.0 to $5.0 million in additional capital over the next six months to pursue our business plan.  We cannot assure you that we will obtain any additional financing through any other means.  Additional financing may not be available to us on acceptable terms, if at all.  Unless we raise additional financing, we will not have sufficient funds to complete the purchase of equipment and commercialization of our services.  As of the date of this Annual Report, we have no firm commitments for additional capital.

Our additional financing requirements could result in dilution to existing stockholders.

We will require additional financings obtained through one or more transactions which effectively dilute the ownership interests of holders of our Common Stock.  We have the authority to issue additional shares of Common Stock and Preferred Stock as well as additional classes or series of ownership interests or debt obligations which may be convertible into any class or series of ownership interests in the Company.  The Company is currently authorized to issue 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock.  Such securities may be issued without the approval or other consent of the holders of the Common Stock. As of December 31, 2012 and the date of this report, the Company is over subscribed in relation to the number of shares authorized and the number of shares that would be needed if all equity and debt instruments were converted into common shares.

A small number of existing shareholders own a significant amount of our Common Stock, which could limit your ability to influence the outcome of any shareholder vote.

Our executive officers, directors and shareholders holding in excess of 5% of our issued and outstanding shares, beneficially own over 56.0% of our common stock as of December 31, 2012. Under our Articles of Incorporation and Nevada law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action.  As a result, these individuals will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions.

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

Our common stock is traded on the OTC Pink under the symbol STWS. Our common stock is not actively traded and the price of our common stock may be volatile.  Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

●	expiration of lock-up agreements;
●	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
●	changes in financial estimates by us or by any securities analysts who might cover our stock;
●	speculation about our business in the press or the investment community;
●	significant developments relating to our relationships with our customers or suppliers;
●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the oil and gas industry;
●	customer demand for our products;
●	investor perceptions of the oil and gas industry in general and our company in particular;
●	the operating and stock performance of comparable companies;
●	general economic conditions and trends;
●	major catastrophic events;
●	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
●	changes in accounting standards, policies, guidance, interpretation or principles;
●	sales of our common stock, including sales by our directors, officers or significant stockholders; and
●	additions or departures of key personnel.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Our directors, executive officers and principal stockholders, and their respective affiliates, will beneficially own approximately 56.0% of our outstanding shares of common stock as of December 31, 2012. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

●	delaying, deferring or preventing a change in corporate control;
●	impeding a merger, consolidation, takeover or other business combination involving us; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

The Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2012 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with the assessment described above, management identified control deficiencies that represent material weaknesses at December 31, 2012. See "Item 9 Controls and Procedures" for more a detailed discussion.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our chief executive officer and chief financial officer determine that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results. The Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2012 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with the assessment described above, management identified control deficiencies that represent material weaknesses at December 31, 2012, see "Item 9. Controls and Procedures" for more detailed discussion.  Notwithstanding the foregoing, management reviewed the financial statements and underlying information included in this annual report on Form 10-K and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

Our principal offices are located at 619 West Texas Avenue, Suite 126, Midland, Texas  79701, which includes 1,250 square feet in office space.  We pay approximately $1,200 per month in rent and our lease is month to month.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business.  The Company is involved currently in two legal proceedings described below that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations.  The Company may become involved in material legal proceedings in the future.

Viewpoint Securities, LLC Arbitration.  On or about July 9, 2012, the Company and Stan Weiner, the Company’s chief executive officer, received a demand for arbitration with the American Arbitration Association. The demand was filed by Viewpoint Securities LLC (“VP”), who entered into that certain engagement agreement, dated March 9, 2008, as amended on March 9, 2008, November 10, 2008, January 1, 2009, February 5, 2010, and December 1, 2010, pursuant to which the Company retained VP to act as its financial and capital markets advisor regarding equity and debt introduced by VP to the Company.  The demand alleges breach of contract, breach of the covenant of good faith and fair dealings, negligence prayer for commissions and expenses incurred by VP in its efforts to provide introductions and attempt to provide financing to the Company from March 9, 2008 through February 2, 2012, the date of termination of the Agreement.  VP seeks, among other things, $216,217 and a warrant to purchase 566,667 shares of the Company’s common stock.  The Company believes that it has valid defenses and intends to contest these claims vigorously.  On August 18, 2012, VP dismissed Stan Weiner from the claim with prejudice.  On February 5, 2013, the Company caused an answer to the complaint to be filed on behalf of the Company, denying the allegations and asserting, among other things, the course of business conduct, lack of FINRA status post termination and recognition of third party entitlement to amounts owed.  The arbitration is now in discovery.

GE Ionics, Inc. Lawsuit. On May 22, 2013, GE Ionics, Inc., d/b/a GE Water & Process Technologies (“GE”) filed a lawsuit against STW in the Supreme Court of the State of New York, County of New York, Index No. 651832/2013 (the “GE Lawsuit”).  STW’s Answer to the GE Lawsuit is not due until 30 days after service.  Although the lawsuit arises out of STW’s obligations to GE under its Settlement Agreement with GE, upon which STW owed GE $2.1 million plus interest, GE has elected to forgo suit on the settlement amount and sue STW for the original debt of $11,239,437, plus interest and attorneys’ fees (the “Original Debt”).  As such, STW is entitled to and shall pursue all of its available legal and equitable defenses to the Original Debt, inasmuch as GE has, among other things, failed to discount the Original Debt sued upon by the amounts that it recovered through re-use and re-sale of the equipment it fabricated for STW. Management has not accrued the original amount of the debt because the probability of recovery is remote.

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

The closing price of our common stock on the OTC Pink on August 1, 2013, was $0.06 per share.

The following table sets forth the range of high and low bid quotations as reported on the OTC Bulletin Board and the OTC Pink for the periods indicated.

Year Ended December 31, 2012	High	Low
Quarter ended March 31	$0.04	$0.01
Quarter ended June 30	0.09	0.01
Quarter ended September 30	0.08	0.01
Quarter ended December 31	0.06	0.03

Year Ended December 31, 2011	High	Low
Quarter ended March 31	$0.75	$0.12
Quarter ended June 30	0.23	0.02
Quarter ended September 30	0.13	0.01
Quarter ended December 31	0.06	0.01

Holders of Common Stock

As of December 31, 2012, we had 229 holders of record of our common stock.

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

During February 2012, the Company issued to certain accredited investors (the “Investors”) revenue participation interest notes with a principal amount of $165,000, which mature on January 31, 2017 and carry an interest rate of 12%. The Investors received warrants to purchase 165,000 shares of the Company’s common stock at an exercise price of $0.20 per share which expire two years from the date of issuance. A placement agent was issued 16,500 warrants for services rendered.

On March 20, 2012, pursuant to a debt settlement agreement the Company issued 3,000,000 shares of its common stock to a note holder who will sell these shares, and the net proceeds will reduce the Company's liability to the note holder. The Company estimated the fair market value of the common stock to be $30,000 on the date of issuance (based on the closing share price on the issuance date) and recorded the amount within prepaid expenses  and other current assets.

On March 23, 2012, the Board of Directors agreed to exchange their accrued compensation for shares of the Company’s common stock. Total compensation expense in the amount of $1,473,900 was converted at a price per share of $0.05, and 29,478,000 shares were issued.

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

During 2012, the Company issued to certain accredited investors, new 14% Convertible Notes with a principal amount of $401,000. These notes have the same terms as the 14% Notes issued in 2011. In addition, the investors also received warrants to purchase 3,025,000 shares of the Company’s common stock at an exercise price of $0.20 and exercisable for a period of two years from the date of issuance. The Company also issued 302,500 to the placement agent warrants under the same terms.

On March 29, 2012, the Board of Directors authorized the Company to issue 16,950,000 shares of common stock for consulting services received to be performed on behalf of the Company. Of the 16,950,000 shares issued, Mr. Stan Weiner, the Company’s Chief Executive Officer, was issued 5,000,000 shares, and 10,750,000 were issued to the other various consultants. As of the date of this report, the Company was in the process of cancelling 1,200,000 of the shares that were included in the 16,950,000 shares that were issued.

All other sales of unregistered securities have been previously reported in a Form 8-K.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2012.

Remaining Available
	Number of		for Number of
	Shares of		Future Issuance
	Common Stock	Weighted-	Under Equity
	to be issued	Average	Compensation Plans
	upon Exercise of	Price of	(excluding securities
Plan Category	Outstanding Options (a)	Outstanding Options	reflected in column (a)) c)

Equity Compensation Plans Approved by Stockholders	-	$-	-
Equity Compensation Plans Not Approved by Stockholders	-	-	-

Total	-	$-	-

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with STW Resources Holding Corp. and its subsidiaries ("we", "us", "our", or the “Company”) consolidated audited financial statements and the notes thereto contained elsewhere in this report.    Information in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K that does not consist of historical facts, are "forward-looking statements."  Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance.  The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section included herein, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  The Company disclaims any obligation to update the forward-looking statements in this report, except as otherwise required by law.

Overview

The Company was formed to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas.  The Company has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas.  The Company, in conjunction with energy producers, operators, various state agencies and legislators, is working to create an efficient and economical solution to this complex problem.  The Company is also evaluating the deployment of similar technology in the municipal wastewater industry.

The Company’s operations are located at 619 W. Texas Ave Ste 126, Midland, TX 79701.

On January 17, 2010, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with STW Acquisition, Inc. (“Acquisition Sub”), a wholly owned subsidiary of STW Resources, Inc. (“STW”) and certain shareholders of STWR controlling a majority of the issued and outstanding shares of STW. Pursuant to the Merger Agreement, STW merged into Acquisition Sub resulting in an exchange of all of the issued and outstanding shares of STW for shares of the Company on a one for one basis. At such time, STW became a wholly owned subsidiary of the Company.

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

On February 12, 2010, pursuant to the terms of the Merger Agreement, STW merged with and into Acquisition Sub, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and STW becoming a wholly-owned subsidiary of the Company, the Company issued an aggregate of 31,780,004 shares of common stock ("the STW Acquisition Shares") to the shareholders of STW at the closing of the merger and all derivative securities of STW as of the Merger became derivative securities of the Company including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

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

The Report of Independent Registered Public Accounting Firm to our December 31, 2012 consolidated financial statements includes an explanatory paragraph stating that the recurring losses and negative cash flows from operations and our working capital deficiency at December 31, 2012 raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On March 20, 2012, pursuant to a debt settlement agreement, the Company issued 3,000,000 shares of its common stock to a note holder who will sell these shares, and the net proceeds received by the note holder upon sale will reduce the Company's liability to the note holder.

On March 23, 2012, the Board of Directors agreed to exchange their previously accrued compensation of $1,173,900 and 2012 compensation of $300,000 for 29,478,000 shares of the Company’s common stock valued at $1,473,900.

On March 23, 2012 the Board of Directors authorized the Company to issue 16,950,000 shares of common stock for consulting services received. Of the 16,950,000 shares of common stock issued, Mr. Stan Weiner, the Company’s Chief Executive Officer, was issued 5,000,000, and 10,750,000 were issued to the other consultants. As of the date of the filing of this report, consulting services related to the issuance of 1,200,000 shares have not been performed. The Company is in the process of cancelling such performance agreement and the related shares issued.  The Company determined that the shares estimated fair value to be approximately $786,000 based on the estimated fair value of the share price on the commitment date. The Company will record the estimated fair value to expense for such services as they are performed ratably over the term of the consulting agreements. The consulting agreements mature on various dates through April 2013.

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

During 2012, the Company issued to certain accredited investors, new 14% Convertible Notes with a principal amount of $401,000. These notes have the same terms as the 14% Notes issued in 2011. In addition, the investors also received warrants to purchase 3,025,000 shares of the Company’s common stock at an exercise price of $0.20 and exercisable for a period of two years from the date of issuance. The Company paid cash financing fees of $40,000 and issued 302,500 warrants under the same terms.

On September 6, 2012, the Company announced that it had signed a contract with Ranchland Hills Golf Club, Midland, TX, to design, build and deliver a proprietary water desalinization facility to produce 700,000 gallons of water a day by converting brackish well water into the equivalent of rain water to maintain the greens and fairways of the golf course.  Under terms of the agreement, STW has received payments to engineer and install customized equipment that adds proprietary technology and chemicals to a desalinization membrane technology to increase the amount of fresh water recovered and lower the cost of operation. In the first quarter of 2013 he Company delivered and installed the equipment related to this contract.

On January 8, 2013, the Company and Black Pearl Energy, LLC, an entity controlled by Stan Weiner and Lee Maddox, the Company’s Chief Executive Officer and Chief Operating Officer, respectively (“BPE”), entered into an equity exchange agreement (the “Agreement”) pursuant to which BPE transferred 10% of the outstanding membership interests of Black Wolf Enterprises, LLC, (“Black Wolf”) to the Company in exchange for 7,000,000 shares of the Company’s common stock, which shares will be issued once the Company amends its articles of incorporation, as amended, to increase the number of authorized shares of common stock. The transaction contemplated by the Agreement closed on January 8, 2013.

Between April 30 and June 6, 2013, the Company entered into subscription agreements with accredited investors pursuant to which the investors purchased revenue participation interest notes for an aggregate amount of $302,500. The notes bear interest at a rate of 12% per annum and mature on or before April 30, 2018. The Company has agreed to pay the investors 50% of the net operating revenues (as defined in the Revenue Participation Agreement) from the SWD Sites (as defined in the Revenue Participation Agreement) on a monthly basis until the notes are repaid in full. In connection with the agreement, each investor received a warrant to purchase two (2) shares of common stock for every dollar invested (or 605,000 shares of common stock in the aggregate). The exercise price of the warrants are subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

Effective June 26, 2013, the Company formed STW Energy Services, LLC (the “STW Energy”), a majority owned subsidiary, for the purpose of providing rig washing services in preparation for rig transportation in Western and Southern Texas. STW Energy is owned 75% by the Company and 25% by Crown Financial, LLC (the “Investor”). In connection with the formation of STW Energy, the Investor agreed to loan STW Energy $1,000,000, at 15% interest, and matures June 26, 2016. Interest only payments begin August 1, 2013, and principal and interest payments begin November 1, 2013. The loan is secured by all of STW Energy’s assets and guaranteed by the Company. Further, STW Energy and the Investor entered into an account purchase agreement, whereby the Investor may, at its sole discretion, advance 80% of the face amount of certain STW Energy eligible accounts receivable. Each account receivable acquired is subject to a rebate amount of 18.5%, 17%, 15.5%, and 0% if the Investor collects the full invoice amount within 30, 60, 90, and more than 90 days after the purchase date, respectively. In the event that a receivable remains outstanding beyond the 90 days of the advance, STW Energy is required to repay the advance or replace such receivable with another eligible receivable.

Effective July 1, 2013, Lee Maddox, the Company’s Chief Operating Officer, was appointed to the Company’s board of directors. Mr. Maddox will receive the standard board compensation of $75,000 per year, payable in cash or the stock equivalent as determined by the board of directors.

During 2013, the Company formed STW Oilfield Services LLC. There has been no activity since formation.

On July 12, 2013, the state of Nevada approved the increase in the number of authorized shares of common stock from 100,000,000 shares to 250,000,000 shares.

Plan of Operations

For the next twelve months, our current operating plan is focused on providing water reclamation services to oil and gas producers and other commercial ventures in Texas. Water reclamation services include treating brackish water for use in fracking operations, landscaping and other commercial applications and reclaiming produced water.

As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations. Our continuation as a going concern subsequent to the year ended December 31, 2012 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. Based on our current business plan, we currently estimate we will need up to an additional $3 to $5 million of new capital to execute our business plan through the year ending 2013. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

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

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

The Company did not generate revenue for the years ended December 31, 2012 or 2011.

Operating Expenses

Our operating expenses for the year ended December 31, 2012 were $1,935,027 and consisted of general and administrative of $215,175, salaries and benefits of $285,850, professional fees of $194,127, board compensation of $543,500 and compensation for shares issued to consultants of $696,375.

Our operating expenses for the year ended December 31, 2011 were $1,951,797 and consisted of general and administrative of $147,901, salaries and benefits $11,317, professional fees of $544,429, board compensation $1,196,150, and share-based compensation expense  to consultants of $52,000.

The increase of general and administrative is due to business development expenses.

The increase of salaries and benefits, and decrease in professional fees, is due to independent contractors becoming employees in 2012.

The decrease in board compensation is due to the number of shares issued to the board of directors.

The increase in share-based compensation to consultants is due to an increase in the services received from consultants and the share price.

Other Income / Expense

For the year ended December 31, 2012, we had a mark to market expense adjustment on derivative liabilities of $990,751, mark to market expense adjustment on shares of common stock issued to note holder of $19,587 and interest expense of $655,371. The mark to market adjustment on derivative liabilities is due to the increase in fair value of the underlying common stock. The increase in mark to market expense adjustment on common stock to note holder is due to the fair value of the underlying common stock. Interest expense increased due to additional borrowings in the current year and an increase in interest rate on previous outstanding debt.

For the year ended December 31, 2011, we had a loss on extinguishment of liabilities, net of $823,573, loss on disposition of assets of $60,749, interest expense of $572,421 and change in fair value of derivative liabilities of $606,293.  The loss on extinguishment of liabilities in 2011 was primarily due to the modification of the GE Note.

Net Loss

Net loss for the years ended December 31, 2012 and 2011 was $3,598,684 and $2,819,743, respectively. The reason for the increase in the year ended December 31, 2012 to the corresponding period for 2011 was mainly due to increase in mark to market valuation of derivative liabilities, share based compensation for consulting services and an increase in operating expenses due to an increase in advisory and board fees in the current period.

Liquidity and Capital Resources

As of December 31, 2012, we had current assets of $201,014, including cash of $59,870, and current liabilities of $8,820,037.  As of December 31, 2011, we had current assets of $34,007, including cash of $7,178, and current liabilities of $5,500,199.

Operating Activities

Our operating activities resulted in net cash used in operations of $451,817 for the year ended December 31, 2012 compared to net cash used in operations of $359,509 for the year ended December 31, 2011.  The net cash used in operations for the year ended December 31, 2012 reflects a net loss of $3,598,684 offset by amortization of debt discount and debt issuance costs of $44,675, change in fair value of derivative liabilities of $990,751, share based compensation of $1,004,875 change in prepaid expenses and other current assets of $1,343, accounts payables and other accrued expenses of $988,290, and deferred revenue of $97,346.

 The net cash used in operations for the year ended December 31, 2011 reflects a net loss of $2,819,743 offset by depreciation of $3,962, amortization of debt discount and debt issuance costs of $185,970, change in fair value of derivative instruments of $(606,293), accounts payables and other accrued expenses of $1,882,396 and other minor factors.    The reason for the increase in comparing the year ended December 31, 2012 to the same period for 2011 was due to the fact that the Company refocused operations on water reclamation opportunities in Texas and consulting service fees.

Investing Activities

Our investing activities did not generate any cash flows for the years ended December 31, 2012 and 2011.

Financing Activities

Our financing activities resulted in a cash inflow of $504,500 for the year ended December 31, 2012 and $360,000 for the year ended December 31, 2011, which represents issuances of notes payable, convertible notes payable and cash for common shares net of issuance costs.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company, since inception, has not had any significant revenues or significant operating history and has an deficit accumulated during the development stage of $17,322,388 at December 31, 2012. During the year ended December 31, 2012, the Company had a net loss of approximately $3,599,000 and cash used in operating activities of approximately $452,000. The Company had a working capital deficiency and stockholders’ deficit of approximately $8,619,000 and $9,158,000, respectively, at December 31, 2012. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships.  No assurance can be given that the Company will be successful in these efforts and there can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

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

Warrants

As of December 31, 2012, the Company had 32,407,434 warrants outstanding to acquire the Company’s common stock.

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

Contractual Obligations and Commitments

The following table is a summary of contractual cash obligations for the periods indicated that existed as of December 31, 2012, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

	TOTAL	Less than 1 Year	1-2 years
14% Convertible Notes	$2,882,235	$2,482,235	$400,000
12% Convertible Notes	415,000	415,000	-
GE Note	2,100,000	2,100,000	-
Deferred Compensation Notes	279,095	279,095	-
Revenue Participation Notes	165,000	-	165,000
Other financing	84,280	84,280	-
Total obligations	$5,925,610	$5,360,610	$565,000

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this Annual Report, are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in the notes to the audited consolidated financial statements contained elsewhere in this Annual Report. Included within these policies are our “critical accounting policies.” Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s most subjective and complex judgments due to the need to make estimates about matters that are inherently uncertain. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition.

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

Derivative Liabilities

Certain of the Company’s embedded conversion features on debt and issued and outstanding common stock purchase warrants, which have exercise price reset features, are treated as derivatives for accounting purposes. Our derivative liabilities consist of price protection features for embedded conversion features on debt, price protection features on warrants and derivative liabilities due to insufficient authorized shares to settle outstanding contracts which are carried at fair value, and are classified as Level 3 liabilities. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants and embedded conversion features using Black-Scholes.

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

Income taxes

The Company follows ASC Topic 740, Income Taxes for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.  Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2012, and 2011, begins on page F-1 of this Annual Report on Form 10-K.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

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

In connection with the restatement our Principal Executive Officer and Principal Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2012. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following six material weaknesses which have caused management to conclude that, as of December 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Remediation of Material Weaknesses.  While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US  GAAP, based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

●	We are in the process of further enhancing our internal finance and accounting organizational structure, which includes hiring additional resources.

●	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

●
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

ITEM 9B.  OTHER INFORMATION

None.

PART III

 ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages and positions of our directors and executive officers as of December 31, 2012, are as follows:

Name	Age	Position
Stanley Weiner	58	Chief Executive Officer, President, Principal Financial and Accounting Officer and Chairman of the Board of Directors
Lee Maddox		Chief Operating Officer
D. Grant Seabolt, Jr.	58	Director, Outside Legal Counsel
Joseph O’Neill	65	Director
Hon Bill Carter	81	Director
Manfred Birnbaum	80	Director
Paul DiFrancesco	47	Director
Dale F. Dorn	68	Director

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

Lee Maddox, Chief Operating Officer

Lee Maddox , a West Texas native, received his Bachelor of Business Administration in Marketing from Texas Tech University.  Mr. Maddox has served as an account executive and risk manager for Oil and Gas Operators and Service Contractors for 15 years.  During which he earned the designation as a Certified Risk Manager, was promoted to vice President and received numerous awards for his leadership in sales and as a team leader with individual sales of $10,000,000 annual.  Maddox has been a partner and manager in several Oil and Gas service companies for the past 5 years including JNC Energy, Viper Products and Services, and Black Wolf Enterprises.  Maddox brings an extensive knowledge of the oilfield service business and network of contacts within the oil and gas industry.

D. Grant Seabolt, Jr., Director and Outside Legal Counsel

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

Joseph O’Neill, Director

Joseph I. O’Neill III has close to 40 years of experience in the oil and gas industry.  He currently serves as Managing Partner of O’Neill Properties, a highly regarded Midland, Texas oil and gas producer.  Mr. O’Neill is the former Chairman of the Board of Texas Oil & Gas Association and is a Director of the Petroleum Club of Midland.  He has served on the boards of numerous industries, civic, academic, political and charitable institutions.  He is a graduate of Notre Dame University and formerly on the Board of Directors and a past President of the Notre Dame Alumni Association.

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

Director Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.  We compensate directors through the initial grant of 200,000 shares of common stock and the payment of a cash fee equal to $1,000 plus travel expenses for each board meeting attended, and $75,000 per year as compensation for serving on our board of directors.

The following table sets forth summary information concerning the total compensation paid or payable to our directors for services to our company.

Year Ended December 31, 2012
Name	Fees Earned or Paid in Cash (1)	Shares Granted (2)
Stanley T. Weiner	$75,000	6,200,000
Paul DiFrancesco	75,000	5,800,000
Bill Carter	75,000	6,200,000
Joseph O'Neill	75,000	6,200,000
Manfred Birnbaum	75,000	2,370,000
Dale Dorn	75,000	1,620,000
Grant Seabolt	75,000	200,000
R. Tibaut Bowman (3)	-	1,088,000

(1) Fees for 2012 were accrued for and included in accrued board compensation in the accompanying consolidated financial statements.

(2) Fee for the period 2008 through 2011 were not due until 2011, when the entire amount of $1,173,900 was accrued, and settled by the issuance of these shares of common stock during the year ended December 31, 2012.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. During the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

Name and Principal Position	Year	Salary		Bonus	Stock Awards		All Other Compensation		Total

Stanley Weiner	2012	$102,000	(1)	$-	$200,000	(5)	$24,500	(4)	$326,500
	2011	102,000	(2)	-	-		-		102,000

Audry Lee Maddox	2012	105,000	(3)	-	80,000	(5)	25,000	(4)	210,000

(1) For fiscal year ended 2012 the Company paid to Mr. Weiner $69,500 and accrued the remainder of his salary.
(2) For fiscal year ended 2011 the Company paid to Mr. Weiner $11,500 and accrued the remainder of his salary.
(3) For fiscal year ended 2012 the Company paid to Mr. Maddox $70,500 and accrued the remainder of his salary.
(4) For fiscal year ended 2012 the Company accrued commissions in the accrued consulting fees – officer related to the Ranchland Golf Club Agreement.
(5) The Company issued to Mr. Weiner and Mr. Maddox shares totaling 5,000,000 and 2,000,000, respectively, during 2012.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2012.

Employment Agreements

Stanley Weiner Independent Contractor Agreement

On July 1, 2012, the Company entered into an independent contractor agreement (the “Weiner Agreement”) effective July 1, 2012 (the “Effective Date”) with Stanley T. Weiner, the Company’s Chief Executive Officer (“Weiner”) pursuant to which Weiner will serve as Chief Executive Officer for the Company until December 31, 2012. The Company may terminate the Weiner Agreement at any time upon 60 day written notice to Weiner.  The Weiner Agreement provides that Weiner will receive monthly compensation equal to $16,000 per month during the term, subject to the right of the Company’s Board of Directors to revise such compensation based on changed circumstances. The Company shall also reimburse Weiner for reasonable and approved out-of-pocket expenses incurred by him on behalf of the Company in the performance of his duties hereunder during the term.

On March 7, 2013, the Company entered into an independent contractor agreement (the “2013 Weiner Agreement”) effective January 1, 2013 (the “Effective Date”) with Stanley T. Weiner, the Company’s Chief Executive Officer (“Weiner”) pursuant to which Weiner will serve as Chief Executive Officer for the Company until June 30, 2013 (the “Weiner 2013 Term”). The Company may terminate the 2013 Weiner Agreement at any time upon 60 day written notice to Weiner.  The 2013 Weiner Agreement provides that Weiner will receive monthly compensation equal to $10,000 per month during the Weiner 2013 Term, subject to the right of the Company’s Board of Directors to revise such compensation based on changed circumstances. The Company shall also reimburse Weiner for reasonable and approved out-of-pocket expenses incurred by him on behalf of the Company in the performance of his duties hereunder during the Weiner 2013 Term.

Lee Maddox Independent Contractor Agreement

On July 1, 2012, the Company entered into an independent contractor agreement (the “Maddox Agreement”) effective July 1, 2012 (the “Effective Date”) with Lee Maddox, the Company’s Chief Operating Officer (“Maddox”) pursuant to which Maddox will serve as the Chief Operating Officer for the Company until December 31, 2012. The Company may terminate the Maddox Agreement at any time upon 60 day written notice to Maddox.  The Maddox Agreement provides that Maddox will receive monthly compensation equal to $15,000 per month during the term, subject to the right of the Company’s Board of Directors to revise such compensation based on changed circumstances. The Company shall also reimburse Maddox for reasonable and approved out-of-pocket expenses incurred by him on behalf of the Company in the performance of his duties hereunder during the term.

On March 7, 2013, the Company entered into an independent contractor agreement (the “2013 Maddox Agreement”) effective January 1, 2013 (the “Effective Date”) with Lee Maddox, the Company’s Chief Operating Officer (“Maddox”) pursuant to which Maddox will serve as Chief Operating Officer for the Company until June 30, 2013 (the “Maddox 2013 Term”). The Company may terminate the 2013 Maddox Agreement at any time upon 60 day written notice to Maddox.  The 2013 Maddox Agreement provides that Maddox will receive monthly compensation equal to $10,000 per month during the Maddox 2013 Term, subject to the right of the Company’s Board of Directors to revise such compensation based on changed circumstances. The Company shall also reimburse Maddox for reasonable and approved out-of-pocket expenses incurred by him on behalf of the Company in the performance of his duties hereunder during the Maddox Term.

D. Grant Seabolt, Jr. Independent Contractor Agreement

On July 1, 2012, the Company entered into an independent contractor agreement (the “Seabolt Agreement”) effective July 1, 2012 (the “Effective Date”) with D. Grant Seabolt Jr., the Company’s Corporate Secretary and Outside General Counsel (“Seabolt”) pursuant to which Seabolt will serve as Corporate Secretary and Outside General Counsel for the Company until December 31, 2012. The Company may terminate the Seabolt Agreement at any time upon 60 day written notice to Seabolt.  The Seabolt Agreement provides that Seabolt will receive monthly compensation equal to $5,000 per month during the term, subject to the right of the Company’s board of directors to revise such compensation based on changed circumstances. The Company shall also reimburse Seabolt for reasonable and approved out-of-pocket expenses incurred by him on behalf of the Company in the performance of his duties hereunder during the term.

On March 7, 2013, the Company entered into an independent contractor agreement (the “2013 Seabolt Agreement”) effective January 1, 2013 (the “Effective Date”) with D. Grant Seabolt, Jr., the Company’s Corporate Secretary and Outside General Counsel (“Seabolt”) pursuant to which Seabolt will serve as Corporate Secretary and Outside General Counsel for the Company until June 30, 2013 (the “Seabolt 2013 Term”). The Company may terminate the 2013 Seabolt Agreement at any time upon 60 day written notice to Seabolt.  The 2013 Seabolt Agreement provides that Seabolt will receive monthly compensation equal to $6,250 per month during the  Seabolt 2013 Term, subject to the right of the Company’s Board of Directors to revise such compensation based on changed circumstances. The Company shall also reimburse Seabolt for reasonable and approved out-of-pocket expenses incurred by him on behalf of the Company in the performance of his duties hereunder during the Seabolt 2013 Term.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2012 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Stanley Weiner (3)	23,212,169	22.97%
Paul Difrancesco (7)	9,356,662	9.56%
Joseph O ’Neil	6,400,000	6.57%
Hon. Bill Carter	6,700,000	6.88%
Manfred Birnbaum	2,570,000	2.64%
D. Grant Seabolt, Jr.	2,136,800	2.19%
Dale F. Dorn (4)	5,435,490	5.46%
Lee Maddox	2,018,750	2.07%
All Directors and Officers as a Group (8 Persons)	57,829,871	55.80%
MKM Opportunity Master Fund, Ltd.	10,700,067	9.99%	(5)
Calibre Fund SPC	10,729,067	9.99%	(6)
Coronado Capital (8)	5,814,375	5.65%
SEI Private Trust (9)	10,690,067	9.89%
Semper Gestion (10)	7,218,333	6.92%
Baier Foundation (11)	7,794,475	7.47%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o STW Resources Holding Corp. 619 West Texas Avenue, Suite 126, Midland, Texas 79701.

(2)
Applicable percentage ownership is based on 97,412,099 shares of common stock outstanding as of August 5, 2013, together with securities exercisable or convertible into shares of common stock within 60 days of August 5, 2013 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of August 5, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Mr. Weiner is the beneficial owner of 19,554,003 shares of common stock, warrants to purchase 2,196,378 shares of common stock and 1,461,788 shares of common stock if the 14% convertible note and accrued interest is converted at $0.08.

(4)
Mr. Dorn is the beneficial owner of 3,345,000 shares of common stock, warrants to purchase 517,500 shares of common stock and 1,572,990 shares of common stock if 14% convertible note and accrued interest is converted at $0.08.

(5)
MKM Opportunity Master Fund (“MKM”) is the beneficial owner of 1,006,250 shares of common stock, warrants to purchase 4,831,000 shares of common stock and 12,120,400 shares of common stock if the 14% convertible notes and accrued interest was converted at $0.08. Pursuant to the convertible note payable agreement between the Company and MKM, the beneficial ownership of MKM is capped at 9.99%.

(6)
Calibre Fund SPC (“Calibre”) is the beneficial owner of 745,000 shares of common stock, warrants to purchase 4,080,000 shares of common stock and 7,837,463 shares of common stock if the 14% convertible note and accrued interest is converted  at $0.08.  Pursuant to the convertible note payable agreement between the Company and Calibre, the beneficial ownership of Calibre is capped at 9.99%.

(7)	Mr. DiFrancesco is the beneficial owner of 8,887,662 shares of common stock and warrants to purchase 469,000 shares of common stock through his affiliation with Ascendant Capital Markets, LLC.
(8)
Coronado Capital is the beneficial owner of 343,125 shares of common stock, warrants to purchase 225,000 shares of common stock, and 5,246,250 shares of common stock if the 12% convertible note and accrued interest is converted at $0.02.

(9)
SEI Private Trust is the beneficial owner of warrants to purchase 450,000 shares of common stock and 10,240,000 shares of common stock if the 12% convertible note and accrued interest is converted at $0.02.

(10)
Semper Gestion is the beneficial owner of 250,000 shares of common stock, warrants to purchase 250,000 shares of common stock, and 6,718,333 shares of common stock if the 12% convertible note and accrued interest is converted at $0.02.

(11)
Marie Baier Foundation is the beneficial owner of 850,000 shares of common stock, warrants to purchase 1,850,000 shares of common stock, and 5,094,475 shares of common stock if the 14% convertible note and accrued interest converted at $0.08.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2011, the Company incurred $73,500 in fees and expenses payable to Viewpoint, and granted a warrant to purchase 566,667 shares of the Company’s common stock with an exercise price of $0.20 per share and exercisable for a period of two years from the date of issuance.

At December 31, 2012 and 2011, the Company had a balance due to Viewpoint of $202,728 recorded in accounts payable.

On July 1, 2012, the Company entered into various employment contracts with three officers. The agreements terminate on December 31, 2012 and provide for monthly payments ranging from $5,000 to $16,000. As of December 31, 2012, the Company recorded $216,000 under salaries and benefits in the accompanying consolidated statements of operations, of which $97,000 is yet to be paid and is recorded under accrued compensation in the accompanying consolidated statement of operations and paid cash in the amount of $119,000. At December 31 2012, and 2011, the Company had accrued consulting fees - officers of $431,996 and $249,480 respectively.

In March 2013, the Company entered into various new employment contracts with these same three officers. The agreements terminate on June 30, 2013 and provide for monthly payments ranging from $6,250 to $10,000.

During 2012, Stan Weiner, Chief Executive Officer, and Lee Maddox, Chief Operating Officer, earned commissions totaling $49,500 related to the Ranchland Hills Golf Club contract.

Director Independence

Four of our directors, Joseph O’Neill, Hon. Bill Carter, Manfred Birnbaum, and Dale F. Dorn are independent directors, using the Nasdaq definition of independence.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2012 and 2011, by KMJ Corbin and Company LLP our principal accountant for 2012 and 2011.

	2012	2011
Audit Fees	$78,100	$86,300
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$78,100	$86,300

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Order Confirming the Second Amended Plan of Reorganiztion of Woozyfly, Inc. (4)
2.2	Agreement and Plan of Merger for proposed merger between Woozyfly, Inc. Merger Sub, and STW Resources, Inc. dated January 17, 2010 (3)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to the Articles of Incorporation (2)
3.3	Certificate of Amendment to the Articles of Incorporation – March 1, 2010 (5)
3.4	Articles of Merger between STW Acquisition, Inc. and STW Resources, Inc. (4)
3.5	Articles of Merger filed with the State of Nevada on March 3, 2010 (6)
4.1	Form of 12% Convertible Note dated August 31, 2010 (8)
4.2	Form of Warrant dated August 31, 2010 (8)
4.3	Form of Promissory Note dated August 31, 2010 (9)
4.4	Form of Warrant for December 2010 Financing (10)
4.5	Extension of Note, by and between STW Resources Holding Corp. and GE Ionics, Inc., dated October 28, 2011 (11)
4.6	Amended and Restated Note effective October 1, 2l011 in favor of GE Ionics, Inc. (11)
4.7	Form of November 2011 Warrant (13)
4.8	Note Exchange Form of New Note (15)
4.9	Note Exchange Form of New Warrant (15)
4.10	Form of May 2012 Warrant (16)
10.1	Form of securities Purchase Agreement dated August 31, 2010 (6)
10.2	Form of Escrow Agreement by and between the Company, Viewpoint, and TD Bank, N.A. dated March 31, 2010 (8)
10.4	Form of Settlement Agreement by and between STW Resources Holding Corp and GE Ionics, Inc., dated August 31, 2010 (9)
10.5	Form of Subscription Agreement for December 2010 Financing (10)
10.6	Letter of Intent dated April 17, 2011 (12)
10.7	Amendments to Settlement Agreement dated October 30, 2011, by and between STW Resources Holding Corp. and GE Ionics, Inc. (11)
10.8	Form of November 2011 Subscription Agreement (13)
10.9	Note Exchange Cover Letter (15)
10.10	Note exchange Subscription Agreement Form (15)
10.11	Master Note Agreement with Revenue Participation Subscription Package (15)
10.12	Form of May 2012 Subscription Agreement (16)
16.1	Letter from Weaver & Martin LLC (7)
16.2	Letter from Weaver and Tidwell, LLP (14)
21.1	List of Subsidiaries
31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

STW RESOURCES HOLDING CORP.

Date: August 5, 2013	By:	/s/ Stanley Weiner
Name: Stanley Weiner
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE

/s/ Stanley Weiner	Chief Executive Officer, President and Director (Principal Executive Officer, Principal Financial and Accounting Officer)	August 5, 2013
Stanley Weiner

/s/ Lee Maddox	Director	August 5, 2013
Lee Maddox

/s/ Joseph O'Neill	Director	August 5, 2013
Joseph O’Neill

/s/ Hon. Bill Carter	Director	August 5, 2013
Hon. Bill Carter

/s/ D. Grant Seabolt, Jr.	Director	August 5, 2013
D. Grant Seabolt, Jr.

/s/ Dale F. Dorn	Director	August 5, 2013
Dale F. Dorn

/s/ Paul DiFrancesco	Director	August 5, 2013
Paul DiFrancesco

/s/ Manny Birnbaum	Director	August 5, 2013
Manny Birnbaum

STW RESOURCES HOLDING CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements for Fiscal Years ended December 31, 2012 and 2011
Page

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and for the period from January 28, 2008 (Inception) through December 31, 2012	F-4
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2012 and 2011 and for the period from January 28, 2008 (Inception) through December 31, 2012	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period from January 28, 2008 (Inception) through December 31, 2012	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of STW Resources Holding Corp.

We have audited the accompanying consolidated balance sheets of STW Resources Holding Corp. (a development stage company) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the cumulative data of the Company for the period from January 28, 2008 (date of inception) to December 31, 2010 in the consolidated statements of operations, shareholders’ equity (deficit) and cash flows.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of STW Resources Holding Corp. as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As more fully described in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and has had negative cash flows from operations, and at December 31, 2012, has a deficit accumulated during the development stage of $(17,322,388).  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
August 5, 2013

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Balance Sheets
	December 31,	December 31,
	2012	2011
Assets
Current assets
Cash	$59,870	$7,187
Prepaid expenses and other current assets	141,144	26,820
Total current assets	201,014	34,007

Property and equipment, net of accumulated depreciation of $10,395	-	-

Total Assets	$201,014	$34,007

Liabilities and Shareholders' Deficit

Current liabilities
Accounts payable	$794,191	$811,486
Accrued expenses and interest	863,712	283,185
Accrued consulting fees - officers	431,996	249,480
Accrued compensation	19,619	19,619
Accrued board compensation	235,000	1,176,150
12% convertible notes payable	415,000	415,000
Deferred revenue, net of deferred costs of $436,654	97,346	-
Derivative liabilities	1,046,439	1,491
Current portion of notes payable	2,463,375	2,543,788
Current portion of 14% convertible notes, net of $28,876 unamortized discount, at December 31, 2012	2,453,359	-

Total current liabilities	8,820,037	5,500,199

14% Convertible notes payable – net of current portion of $51,859 and $60,380 of unamortized discount, respectively	348,141	2,420,855
Accrued interest – net of current portion	26,307	16,515
Notes payable – net of current portion	165,000	-
Total liabilities	9,359,485	7,937,569

Shareholders' deficit
Preferred stock, par value $.001 per share, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2012 and 2011	-	-
Common stock, par value $.001 per share, 100,000,000 shares authorized, 96,308,599 and 46,636,849 shares issued and outstanding as of December 31, 2012 and 2011, respectively	96,309	46,637
Additional paid-in capital	8,067,608	5,773,505
Deficit accumulated during the development stage	(17,322,388)	(13,723,704)
Total shareholders' deficit	(9,158,471)	(7,903,562)

Total Liabilities and Shareholders' Deficit	$201,014	$34,007

The accompanying notes are an integral part of these consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Operations
			(Unaudited) For the Period
			From
			January 28, 2008
	For the	For the	(Inception)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Revenues	$-	$-	$34,000

Cost of sales	-	-	35,355
Gross loss	-	-	(1,355)

Operating expenses
General and administrative	215,175	147,901	1,482,819
Salaries and benefits	285,850	11,317	3,056,596
Professional fees	194,127	544,429	4,460,594
Board compensation	543,500	1,196,150	1,739,650
Compensation for shares issued to consultants	696,375	52,000	1,894,668
Total operating expenses	1,935,027	1,951,797	12,634,327
Operating loss	(1,935,027)	(1,951,797)	(12,635,682)

Other Income (Expense)
Change in fair value of derivative liabilities	(990,751)	606,293	5,729,205
Change in fair value of common shares issued to note holder	(19,587)	(20,000)	(39,587)
Loss on disposition of assets	-	(60,749)	(5,390,373)
Loss on extinguishment of liabilities, net	-	(823,573)	(823,573)
Other income	2,052	2,504	4,556
Interest, net	(655,371)	(572,421)	(4,166,934)

Total Other Expense, net	(1,663,657)	(867,946)	(4,686,706)

Net Loss	$(3,598,684)	$(2,819,743)	$(17,322,388)

Basic and Diluted Net Loss Per Share	$(0.05)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	76,376,677	44,784,794

The accompanying notes are an integral part of these consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity (Deficit)
For the years ended December 31, 2012, 2011, 2010 and 2009 and for the period from January 28, 2008 (Inception) through December 31, 2008
						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

January 28, 2008 equity offering (unaudited)	100	$-	8,100,000	$8,100	$(8,018)		$82

April 1, 2008, issuance of common stock in connection with notes payable (unaudited)	-	-	275,000	275	11,963		12,238

April 9, 2008, equity offering (unaudited)	-	-	5,980,000	5,980	260,130		266,110

April 14, 2008, unit offering, net (unaudited)	-	-	4,167,500	4,168	6,139,726		6,143,894

Estimated fair value of warrants issued in connection with April 2008 unit offering classified as derivative liabilities (unaudited)	-	-	-	-	(5,408,408)		(5,408,408)

June 1, 2008, issuance of common stock in connection with notes payable (unaudited)	-	-	41,325	41	11,116		11,157

September 29, 2008, issuance of common stock in connection with notes payable (unaudited)	-	-	62,500	63	16,812		16,875

December 29, 2008, issuance of common stock in connection with notes payable (unaudited)	-	-	37,500	38	10,087		10,125

Share-based compensation (unaudited)	-	-	4,800,000	4,800	228,693		233,493

Net loss (unaudited)	-	-	-	-	-	(2,108,479)	(2,108,479)

Total Shareholders' Deficit, December 31, 2008 (unaudited)	100	-	23,463,825	23,464	1,262,101	(2,108,479)	(822,914)

Cash Issuances

April 14, 2008, unit offering follow-on, net (unaudited)	-	-	570,500	572	92,484	-	93,056

Non-Cash Issuances

January 2, 2009, issuance of common stock in connection with note payable (unaudited)	-	-	12,500	12	3,363	-	3,375

January 6, 2009, issuance of common stock in connection with note payable (unaudited)	-	-	12,500	12	3,363	-	3,375

January 14, 2009, issuance of common stock in connection with note payable (unaudited)	-	-	50,000	50	13,450	-	13,500

January 30, 2009, issuance of common stock in connection with September 29, 2008 note payable (unaudited)	-	-	31,250	31	8,407	-	8,438

February 24, 2009, retirement of preferred shares (unaudited)	(100)	-	-	-	-	-	-

February 28, 2009, issuance of common stock in connection with September 29, 2008 note payable (unaudited)	-	-	31,250	31	8,407	-	8,438

March 24, 2009, issuance of common stock in connection with September 29, 2008 note payable (unaudited)	-	-	31,250	31	8,407	-	8,438

March 24, 2009, issuance of common stock in connection with amendment of September 29, 2008 note payable (unaudited)	-	-	200,000	200	53,800	-	54,000

Warrants issued to agent in connection with the 2009 Convertible Note (unaudited)	-	-	-	-	31,670	-	31,670

Warrants issued for consulting services (unaudited)	-	-	-	-	180,651	-	180,651

Shares issued for consulting services (unaudited)	-	-	886,000	886	220,614	-	221,500

Share-based compensation (unaudited)	-	-	1,950,000	1,950	598,350	-	600,300

Cancellation of restricted shares (unaudited)	-	-	(400,000)	(400)	400	-	-

Shares issued as donation (unaudited)	-	-	200,000	200	49,800	-	50,000

Shares issued to employees in connection with deferred compensation note conversion (unaudited)	-	-	3,379,024	3,379	841,377	-	844,756

Net income (unaudited)	-	-	-	-	-	600,976	600,976

Total Shareholders' Equity, December 31, 2009 (unaudited)	-	-	30,418,099	30,418	3,376,644	(1,507,503)	1,899,559

Shares issued for professional services, pre merger (unaudited)	-	-	1,361,905	1,362	339,115	-	340,477

STW Resources, Inc. common stock exchange (unaudited)	-	-	(31,780,004)	(31,779)	(9,398,133)	-	(9,429,912)

WoozyFly, Inc. common stock acquired in exchange (unaudited)	-	-	31,780,004	31,779	9,398,133	-	9,429,912

Shares issued in merger (unaudited)	2,140,000	2,140	2,260,000	2,260	(4,400)	-	-

Warrants issued to agent in connection with the 2010 Convertible Note (unaudited)	-	-	-	-	10,701	-	10,701

Shares issued for professional services (unaudited)	-	-	5,106,845	5,107	1,271,604	-	1,276,711

Share-based compensation (unaudited)	-	-	1,250,000	1,250	311,250	-	312,500

December 2010, unit offering, net (unaudited)	-	-	1,300,000	1,300	282,200	-	283,500

Conversion of preferred shares to common shares (unaudited)	(2,140,000)	(2,140)	2,140,000	2,140	-	-	-

Net loss (unaudited)	-	-	-	-	-	(9,396,458)	(9,396,458)

Total Shareholders' Deficit, December 31, 2010 (unaudited)	-	$-	43,836,849	$43,837	$5,587,114	$(10,903,961)	$(5,273,010)

Share-based compensation	-	-	400,000	400	51,600	-	52,000

Shares issued for conversion of accounts payable	-	-	400,000	400	31,600	-	32,000

Issuance of shares in connection with debt settlement agreement	-	-	2,000,000	2,000	38,000	-	40,000

Estimated relative fair value of warrants issued in connection with the 14% convertible notes payable	-	-	-	-	63,005	-	63,005

Estimated fair value of warrants issued to agent	-	-	-	-	2,186	-	2,186

Net loss	-	-	-	-	-	(2,819,743)	(2,819,743)

Total Shareholders' Deficit, December 31, 2011	-	-	46,636,849	46,637	5,773,505	(13,723,704)	(7,903,562)

Share-based compensation for Board of Directors and advisory board	-	-	29,903,000	29,903	1,452,497	-	1,482,400

Shares issued for consulting services	-	-	15,768,750	15,769	770,606	-	786,375

Issuance of shares in connection with debt settlement agreement	-	-	3,000,000	3,000	27,000	-	30,000

Subscription sale of shares, net of issuance cost of $5,000	-	-	1,000,000	1,000	44,000	-	45,000

Net loss	-	-	-	-	-	(3,598,684)	(3,598,684)

Total Shareholders' Deficit, December 31, 2012	-	$-	96,308,599	$96,309	$8,067,608	$(17,322,388)	$(9,158,471)

The accompanying notes are an integral part of these consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
			(Unaudited) For the Period
			From
			January 28, 2008
	For the	For the	(Inception)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(3,598,684)	$(2,819,743)	$(17,322,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	3,962	41,857
Write-off of project pilot costs	-	-	14,960
Amortization of debt discount and issuance costs	44,675	185,970	1,907,482
Estimated fair value of common shares attached to notes payable	-	-	75,709
Notes payable issued for deferred compensation	-	-	1,123,851
Share-based compensation	1,004,875	52,000	2,203,168
Estimated fair value of equity issued for consulting services	-	2,186	2,021,525
Loss on disposition of assets	-	60,749	5,401,897
Estimated fair value of common shares issued as a donation	-	-	50,000
Change in fair value of derivative liabilities	990,751	(606,293)	(5,729,205)
Gain on settlement of accounts payable with
issuance of common shares	-	(2,500)	(2,500)
Change in fair value of common shares issued in connection
with the debt settlement agreement	19,587	20,000	39,587
Loss on extinguishment of liabilities, net	-	823,573	823,573
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	1,343	38,191	(20,888)
Increase in deferred revenue	97,346	-	97,346
Increase in accounts payable, accrued expenses and accrued compensation	988,290	1,882,396	4,939,097
Net cash used in operating activities	(451,817)	(359,509)	(4,334,929)

Cash flows from investing activities
Acquisition of property and equipment	-	-	(4,986,876)
Sale of equipment	-	-	64,500
Net cash used in investing activities	-	-	(4,922,376)

Cash flows from financing activities
Issuance of convertible notes payable	401,000	360,000	2,206,000
Issuance of notes payable	165,000	-	2,080,019
Repayment of notes payable	(50,000)	-	(1,358,808)
Debt issuance costs	(56,500)	-	(441,679)
Proceeds from equity offerings, net of offering costs	45,000	-	6,831,643
Net cash provided by financing activities	504,500	360,000	9,317,175

Net increase in cash	52,683	491	59,870

Cash at beginning of period	7,187	6,696	-
Cash at end of period	$59,870	$7,187	$59,870

Supplemental cash flow information:
Cash paid for interest	$9,647	$827	$45,794

Non-cash investing and financing activities:

Issuance of shares of common stock for Board of Director fees accrued in prior years	$1,173,900	$-	$1,173,900
Non-cash capital expenditures	$-	$-	$4,339,826
Non-cash debt issuance costs related to disposition of equipment	$-	$-	$1,400,000
Fair value of common shares issued in connection with debt settlement agreement	$30,000	$40,000	$70,000
Accrued interest converted into principal of the 14% convertible notes payable	$-	$458,332	$458,332
Fair value of shares sold by noteholder to reduce the note payable principal balance in connection with the debt settlement	$30,413	$-	$30,413
Fair value of shares issued to consultants in connection with the services to be performed under the consulting agreement included in prepaid expenses and other current assets	$90,000	$-	$90,000
Estimated fair value of the embedded conversion feature and warrants issued in connection with the 14% convertible notes payable	$54,197	$-	$54,197
Convertible notes payable and extension fee amended into note payable in connection with debt settlement agreement	$-	$115,900	$115,900
Estimated relative fair value of warrants issued in connection with the 14% convertible notes payable	$-	$63,005	$63,005
Fair value of common shares issued for conversion of accounts payable	$-	$32,000	$32,000

The accompanying notes are an integral part of these consolidated financial statements.

STW RESOURCES HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2012 and 2011 and for the period from January 28, 2008 (Inception) through December 31, 2012

1.  Organization, Nature of Activities and Summary of Significant Accounting Policies

STW Resources Holding Corp., (“STW” or the “Company”, f/k/a Woozyfly Inc. and STW Global Inc.) is a development stage corporation that was formed to utilize  state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas.  STW has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas.  STW, in conjunction with energy producers, operators, various state agencies and legislators, is working to create an efficient and economical solution to this complex problem.  The Company is also evaluating the deployment of similar technology in the municipal wastewater industry.

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

On February 9, 2010, the Court entered an order confirming the Second Amended Plan of Reorganization (the “Plan”) pursuant to which the Plan and the Merger Agreement were approved.   The Plan was effective February 19, 2010 (the “Effective Date”). The principal provisions of the Plan were as follows:

●	MKM, the DIP Lender, received 400,000 shares of common stock (unaudited) and 2,140,000 shares of preferred stock (unaudited);
●	the holders of the convertible notes received 1,760,000 shares of common stock (unaudited);
●	general unsecured claims received 100,000 shares of common stock (unaudited); and
●	the Company’s equity interest was extinguished and cancelled.

On February 12, 2010, pursuant to the terms of the Merger Agreement, STWR merged with and into Acquisition Sub, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and STWR becoming a wholly-owned subsidiary of the Company, the Company issued an aggregate of 31,780,004 (the “STW Acquisition Shares”) shares of common stock (unaudited) to the shareholders of STWR at the closing of the Merger and all derivative securities of STWR as of the Merger became derivative securities of the Company including options and warrants to acquire 12,613,002 shares of common stock (unaudited) at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 (unaudited) with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

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

STW Resources Holding Corp. is the surviving and continuing entity and the historical financial statements following the reverse merger transaction are those of STW.   WoozyFly was a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to its acquisition of STW pursuant to the terms of the Merger Agreement.  Consequently, management believes that the acquisition has caused the Company to cease to be a shell company as it no longer has nominal operations.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company, since inception, has not had any significant revenues or significant operating history and has a deficit accumulated during the development stage of $17,322,388 at December 31, 2012. During the year ended December 31, 2012, the Company had a net loss of approximately $3,599,000 and cash used in operating activities of approximately $452,000. The Company had a working capital deficiency and stockholders’ deficit of approximately $8,619,000 and $9,158,000, respectively, at December 31, 2012. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships.  No assurance can be given that the Company will be successful in these efforts and there can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S”) (“GAAP”).   Certain reclassifications have been made to prior periods presented to conform to the current period presentation.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, STW Resources, Inc. All intercompany transactions and balances have been eliminated upon consolidation.

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-K, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes hereto other than as disclosed in the accompanying notes.

Development Stage Enterprise

The Company is a development stage company as defined by the Financial Accounting Standards Board (the “FASB”). The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.  The period from January 28, 2008 (inception) through December 31, 2010 is unaudited.

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and has sustained significant losses since inception and expects to continue to incur losses through 2013.

Revenue Recognition

The Company will recognize revenues in accordance with FASB guidance, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) will be based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

At times, we may enter into contracts where we will be acting as the broker on the sale of certain equipment. We will recognize revenue on these contracts on a net basis as we will not take ownership of the equipment, we will not provide any warranty on the equipment and we will not be responsible for installation, repair or maintenance.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s significant estimates include the valuation of deferred tax assets and the valuation of derivative liabilities, conversion options, and share-based transactions.

Concentration of Credit Risk

A financial instrument that potentially subjects the Company to concentration of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest-bearing transaction accounts from December 31, 2010 to December 31, 2012. At December 31, 2012, there were no uninsured deposits.

The Company anticipates entering into long-term, fixed-price contracts for its services with select oil and gas producers and municipal utilities.  The Company will control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures.

As of December 31, 2012 and 2011, three vendors accounted for 78% and 77% of total accounts payable, respectively.

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

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with FASB Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment, which requires that long-lived assets held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon undiscounted cash flows.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  As of December 31, 2012 and 2011, we do not believe there has been any impairment of our long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, notes payable, convertible notes payable, accounts payable, accrued expenses and derivative liabilities. The carrying value for all such instruments except convertible notes payable and derivative liabilities approximates fair value due to the short-term nature of the instruments.  The Company cannot determine the estimated fair value of its convertible notes payable as instruments similar to the convertible notes payable could not be found.  Our derivative liabilities are recorded at fair value (see Note 6).

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

Our derivative liabilities consist of price protection features for embedded conversion features on debt, price protection features on warrants and derivative liabilities due to insufficient authorized shares to settle outstanding contracts which are carried at fair value, and are classified as Level 3 liabilities. We use Black-Scholes to determine the fair value of these instruments (see Note 6).

Beneficial Conversion Features and Debt Discounts

If a conversion feature of conventional convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount. The convertible debt is recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the straight-line method which approximates the effective interest rate method.

Accounting for Derivatives Liabilities

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Certain of the Company’s embedded conversion features on debt, price protection features on outstanding common stock purchase warrants, and derivative liabilities due to insufficient authorized shares to settle outstanding contracts are treated as derivatives for accounting purposes. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market. The Company estimates the fair value of these warrants and embedded conversion features and derivative liabilities due to insufficient authorized shares to settle outstanding contracts using Black-Scholes (see Note 6).

Share-Based Compensation

The Company accounts for share-based compensation under the fair value recognition provisions of ASC Topic 718, Stock Compensation.

There were no grants of employee options during the years ended December 31, 2012 and 2011.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company’s common stock for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates (see Note 7).

Basic and Diluted Loss per Share

The Company’s basic loss per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method and as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised. As the Company realized a net loss for the years ended December 31, 2012 and 2011, no potentially dilutive securities were included in the calculation of diluted earnings per share as their impact would have been anti-dilutive. See Note 7 for a list of all dilutive securities as of December 31, 2012.

The following presents the basic and diluted loss per share for the years ended December 31, 2012 and 2011.

	Year Ended December 31, 2012
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net Loss	$(3,598,684)	76,376,677	$(0.05)
Diluted EPS:	-	-
Loss available to common shareholders	$(3,598,684)	76,376,677	$(0.05)

	Year Ended December 31, 2011
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net Loss	$(2,819,743)	44,784,794	$(0.06)
Diluted EPS:	-	-
Loss available to common shareholders	$(2,819,743)	44,784,794	$(0.06)

Segment Reporting

The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company accounts for its income taxes in accordance with ASC Topic 740, Income Taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.  Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold.  As of December 31, 2012 and 2011, there was no unrecognized tax benefits included in the accompanying consolidated balance sheets that would, if recognized, affect the effective tax rates. It is not anticipated that there will be a significant change in the unrecognized tax benefits over the next twelve months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets at December 31, 2012 and 2011, respectively, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2012 and 2011.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these consolidated financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2012 through the date these consolidated financial statements were issued.

2.  Property and Equipment

The Company recognized total depreciation expense of $0 and $3,962 during the years ended December 31, 2012 and 2011, respectively. Property and equipment consists of computer equipment, vehicles and furniture and fixtures which carry useful lives ranging from three to five years.

3.  Joint Ventures and Acquisitions

On August 5, 2010, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Aqua Verde, LLC (“AV”). Pursuant to the JV Agreement, STW and AV agreed to collectively work together through the joint venture to procure water reclamation contracts with natural gas drilling companies in the states of Colorado and Texas. In addition, AV would assign all of its existing master services agreements and master services contracts to the joint venture.  The joint venture was to be named Water Reclamation Partners, LLC, and owned 51% by the Company and 49% by AV, with the Company having exclusive control and management of the business of the joint venture.  The term of the JV Agreement was one year, unless extended by mutual agreement.  During the term, there were no operations within the joint venture, and AV had not contributed the master services contracts to the joint venture, and the JV Agreement expired. There was no impact on the accompanying consolidated financial statements as a result of this transaction. The related joint venture was terminated with no operations being performed within the joint venture.

4.  Deferred Revenue

On September 6, 2012, the Company announced that it had signed a contract with Ranchland Hills Golf Club, Midland, TX, to design, build and deliver a proprietary water desalinization facility to produce 700,000 gallons of water a day by converting brackish well water into the equivalent of rain water to maintain the greens and fairways of the golf course. STW has recognized as deferred revenue a payment of $534,000 to engineer and install customized equipment that adds proprietary technology and chemicals to a desalinization membrane technology to increase the amount of fresh water recovered and lower the cost of operation, and a payment of $436,654 related to the equipment and installation needed to complete the contract, for a net of $97,346. The Company completed its obligations under the contract in the quarter ended March 31, 2013. Pursuant to the contract, the Company accrued sales commissions in the amount of $49,500 in accrued consulting fees - officers in the accompanying consolidated balance sheet at December 31, 2012.

5.  Debt

The Company’s debt at December 31, 2012 and 2011, consisted of the following:

	December 31,	December 31,
Name	2012	2011

14% Convertible Notes	$2,882,235	$2,482,235
12% Convertible Notes	415,000	415,000
Other Short-term Debt	84,280	164,693
Revenue Participating Notes	165,000	-
GE Note	2,100,000	2,100,000
Deferred Compensation Notes	279,095	279,095
Unamortized debt discount	(80,735)	(60,380)
Total Debt	5,844,875	5,379,643
Less: Current Portion	(5,331,734)	(2,958,788)
Total Long Term Debt	$513,141	$2,420,855

14% Convertible Notes

In November 2011, the Company commenced an offer to exchange the outstanding principal and accrued interest on the 12% Convertible Notes (as defined below) with new 14% Convertible Notes (the “2011 14% Convertible Notes”).  The holders of the 12% Convertible Notes were also offered an opportunity to purchase additional 2011 14% Convertible Notes for cash. Each 2011 14% Convertible Note is convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.08 per share (the “14% Note Conversion Price”).   The 2011 14% Convertible Notes bear interest at 14% per annum (6% cash interest and 8% paid-in-kind “PIK” interest) and mature 24 months from the date of issuance.  Warrants associated with the 12% Convertible Notes (the “12% Warrants”) were exchanged for new warrants to purchase three times the number of common shares of the Company that could be purchased with the 12% Warrants.  The new warrants are exercisable for a period of two years from the date of issuance at an exercise price of $0.20 per share.

On November 30, 2011, principal of $1,657,903 and accrued interest of $458,332 related to the 12% Convertible Notes were exchanged for new 14% Convertible Notes.  In connection with this transaction, the derivative liability associated with the conversion feature of the 12% Convertible Notes and warrants exchanged were written off and a gain of $21,587 was recognized and is included in loss on extinguishment of liabilities, net. Through December 31, 2011, the Company had issued a total of $2,481,235 face value of its 14% Convertible Notes in exchange for $235,000 cash, $1,657,903 of principal of the 12% Convertible Notes, $125,000 of short-term notes payable (see “Other Financings”), $463,332 of accrued interest and other expenses, of which $5,000 has been classified as a loss on extinguishment of liabilities, net.

The conversion features of the 2011 14% Convertible Notes and the associated warrants were not subject to any anti-dilution adjustments.  The Company calculated the relative fair value of the warrants and recorded a debt discount of $63,005 (calculated using Black-Scholes with a volatility of 100%, a risk-free interest rate of 0.25% and 0% dividend yield). The debt discount will be amortized over the life of the notes.

Between June 2012 and September 2012, the Company issued to certain accredited investors, new 14% Convertible Notes with a principal amount of $201,000. These notes have the same terms as the 2011 14% Convertible Notes. In addition, the investors also received warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.20 and exercisable for a period of two years from the date of issuance. The Company incurred cash fees of $20,000 (which is recorded as loan origination fee and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet and will be amortized to interest expense over the life of the note) and issued 50,000 warrants under the same terms as the 14% convertible notes warrants.

The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.33%; expected volatility of 100%. As the value of the warrants was not significant, the Company did not allocate any portion of the debt proceeds to the warrants, however, the warrants and embedded conversion option are included in the derivative liabilities account each reporting period as the Company has insufficient authorized shares to settle outstanding contracts (see Note 6).

On November 27, 2012, STW entered into subscription agreements (the “Subscription Agreements”) with three accredited investors (each an “Investor” and collectively, the “Investors”), providing for the sale by the Company to the Investors of a 14% convertible note (each a “Note” and collectively, the “Notes”) for aggregate gross proceeds of $200,000. The Notes mature on the second anniversary of the date of issuance (the “Maturity Date”) and bear interest at a rate of 14% per annum, of which 6% shall be paid in cash semi-annually in arrears and the remaining 8% shall accrue until the Maturity Date. The Investors may convert, at any time, the outstanding principal and accrued interest on the Notes into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price equal to $0.08 per share, subject to adjustment (the “Conversion Price”).

In connection with the purchase of the Notes, the Investors received  warrants to purchase 2,525,000 shares of common stock of the Company (collectively, the “Warrants”). The Warrants are exercisable for a period of two years from the date of issuance at an initial exercise price of $0.20 per share, subject to adjustment (the “Exercise Price”).

A FINRA registered broker-dealer was engaged as placement agent in connection with the private placement. We paid the placement agent a cash fee in the amount of $20,000 (representing a 10% sales commission) and issued the placement agent a warrant to purchase 252,500 shares of Common Stock with an exercise price of $0.20 per share.

The Conversion Price and the Exercise Price are subject to customary adjustments for stock splits, stock dividends, and recapitalizations.

The Company valued the warrants and the embedded conversion feature at inception using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.17%; expected volatility of 100%. The estimated fair value of the warrants were $18,651 and the embedded conversion feature was $35,546 at issuance and was recorded as a derivative liability at such time in the accompanying consolidated balance sheet. The warrants and embedded conversion feature are included in the derivative liabilities account each reporting period as the Company has insufficient authorized shares to settle outstanding contracts (see Note 6).

Other Financings

On March 17, 2011, the Company issued a 10% promissory note payable to an unaccredited investor for $75,000.  The note matured 90 days after issuance, but continued to accrue interest at 10% per annum.

On May 11, 2011, the Company issued a promissory note payable to an unaccredited investor for $50,000.  The note matured in 60 days and the Company was charged interest of $600 and financing fees of $4,400 during the year ended December 31, 2011.

All of the outstanding principal and accrued interest on the March 17, 2011 and May 11, 2011 notes were exchanged for 2011 14% Convertible Notes as described above.

12% Convertible Notes

In April 2009, the Company commenced an offering of its 12% Convertible Notes (the “2009 12% Convertible Notes”).  Each 2009 12% Convertible Note is convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.25 per share (the “Conversion Price”).   The 2009 12% Convertible Notes bear interest at 12% per annum and mature 12 months from the date of issuance.  For each 2009 12% Convertible Note purchased, each investor received a warrant  to purchase up to such number of shares of the Company’s common stock equal to one-half of the face amount of the 2009 12% Convertible Note divided by the Conversion Price.  The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share.  Through December 31, 2009, the Company had issued a total of $740,000 (unaudited) face value of its 12% Convertible Notes for cash.

In connection with the issuance of the 2009 12% Convertible Notes, the Company had issued 2,935,805 warrants (unaudited) to acquire the Company’s common stock to investors and an additional 352,296 warrants (unadited) to acquire the Company’s common stock to the placement agent.

The conversion price of the 2009 12% Convertible Notes and the exercise price of the warrants issued in connection with the 2009 12% Convertible Notes, except those warrants issued to the placement agent, are subject to adjustment pursuant to anti-dilution provisions and are considered to be derivative instruments and accounted for as such (see Note 6).

The warrants issued to the agent were recorded as a deferred financing cost which was amortized over the term of the note and valued at $31,670 (unaudited) using the Black-Scholes option pricing model with the following variables: volatility of 100%, a risk-free interest rate of 1.5% and 0% dividend yield.

In April 2009, the holders of a CEO bridge note, January 2009 bridge notes, a January 14, 2009 bridge note and a March 2009 bridge note agreed to convert the $700,000 (unaudited) total of their outstanding notes, plus accrued interest of $12,903 (unaudited) and deferred fees of $15,000 (unaudited), into the 2009 12% Convertible Notes.

These notes were scheduled to mature at various dates during the year ended December 31, 2010.  In 2010, the Company received extensions of the maturity dates for these notes and granted an additional 1,389,152 warrants (unaudited) in consideration for these extensions. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share.  These warrants had the same derivative features as the initial warrants, and as such, the Company determined the fair value of the warrants at $92,335 (unaudited) using the Black-Scholes option pricing model using the following variables: volatility of 100%, a risk-free rate of 1.27% - 1.79%, and 0% dividend yield. The fair value of the warrants was recorded as a debt discount that was amortized over the life of the note.

On November 30, 2011, principal and accrued interest of $1,277,903 on the 2009 12% Convertible Notes were exchanged for new 14% convertible notes (see 2011 14% Convertible Notes above). At December 31, 2012, outstanding 2009 12% Convertible Notes amounted to $90,000. These notes are due on demand, the notes are in default, and are thus classified as current. The conversion features in these notes as well as the associated warrants continue to be subject to adjustment pursuant to anti-dilution provisions and are considered derivative instruments (see Note 6).

In January 2010, the Company commenced an offering of its 12% Convertible Notes (the “2010 12% Convertible Notes”).  Each 2010 12% Convertible Note is convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.25 per share (the “Conversion Price”).   The 2010 12% Convertible Notes bear interest at 12% per annum and mature 12 months from the date of issuance.  For each 2010 12% Convertible Note purchased, each investor received a warrant  to purchase up to such number of shares of the Company’s common stock equal to one-half of the face amount of the 2010 12% Convertible Note divided by the Conversion Price.  The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $3.00 per share.  Through December 31, 2010, the Company had issued a total of $705,000 (unaudited) face value of its 2010 12% Convertible Notes for cash.

In connection with the issuance of the 2010 12% Convertible Notes, the Company had issued 1,410,000 warrants (unaudited) to acquire the Company’s common stock to investors and an additional 169,200 warrants (unaudited) to acquire the Company’s common stock to the agent, all on the terms set forth above, except as described below.

The conversion price of the 2010 12% Convertible Notes and the exercise price of the warrants issued in connection with the 2010 12% Convertible Notes, except those warrants issued to the placement agent, are subject to adjustment pursuant to anti-dilution provisions and are considered to be derivative instruments and accounted for as such (see Note 6).

The warrants issued to the agent were valued using Black-Scholes, with a volatility of 100%, a risk-free interest rate of 1.15% and 0% dividend yield, and were determined to have a fair value of $10,701 (unaudited), and recorded as a deferred financing cost which was amortized over the term of the note to interest expense.

The 2010 12% Convertible Notes were originally scheduled to mature at various dates in 2011.  During 2010 (unaudited), the Company received six month extensions for certain of these notes in advance of the scheduled maturity dates and granted an additional 112,500 warrants (unaudited)in consideration for the extensions on these notes.  These warrants had the same derivative features as the initial warrants, and as such, the Company calculated the full fair value of the warrants and recorded a debt discount that is amortized over the life of the note. Using Black-Scholes, with a volatility of 100%, a risk-free rate of 1.27% and 0% dividend yield, these extensions warrants were determined to have a fair value of $13,025 (unaudited).

On November 30, 2011, principal of $380,000 and related accrued interest on the 2010 12% Convertible Notes were exchanged for new 14% convertible notes (see 2011 14% Convertible Note above). At December 31, 2012, outstanding 2010 12% Convertible Notes amounted to $325,000. These notes are due on demand, the notes are in default, and are thus classified as current. The conversion features in these notes as well as the associated warrants continue to be subject to adjustment pursuant to anti-dilution provisions and are considered derivative instruments (see Note 6).

During 2012, the Company issued certain equity instruments at $0.02 per share. In accordance with the terms and conditions of the outstanding 12% Convertible Notes, the conversion price was reduced to $0.02.

On March 2, 2012, two of the 2010 12% Convertible Note holders with a combined principal balance of $50,000 informed the Company that it is in default and demanded repayment.  As a result of the notice of default, as of the date hereof, the notes immediately became due and payable.  On December 7, 2012, the Company and the note holders agreed that beginning December 1, 2012, the Company would make a monthly payment of $350 to each investor, provided that either party will have the right to terminate the agreement upon 30 days’ notice.  While the Company is currently working with the note holders to honor its obligations, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations.

Other Short-Term Debt

On September 1, 2011, the Company entered into a note modification with TCA Global Credit Master Fund LP (“TCA”), a holder of $100,000 of the 2010 12% Convertible Notes. The agreement called for a $45,000 extension fee, plus $15,900 of accrued interest, and resulted in total consideration payable to the holder of $160,900 that bears interest at 12% per annum on the original principal amount of $100,000.The agreement called for the Company to issue 2,000,000 shares (the "Shares") of the Company's common stock to TCA who would sell these shares for which the proceeds would be used to reduce principal and interest balance of the note. The Company had the right to settle the $160,900 liability in cash at any time and reclaim any remaining Shares provided to TCA. The modified note did not have a conversion feature. The Company was required to issue additional shares of its common stock to TCA because the proceeds from the initial stock sale were insufficient to repay the $160,900 note liability plus accrued interest payable. The Company accounted for this transaction by recording a current liability of $160,900 and recognizing $45,000 as a loss on extinguishment of liabilities, net since the conversion feature was removed. The fair value of the common shares not sold by TCA was revalued at the end of each reporting period based upon the then fair market price and any changes were recognized as income or expense in change in fair value of common shares issued to note holder in other income (expense), net.  As of December 31, 2011, TCA had not notified the Company of any shares sold, thus the liability to TCA was $164,693 (including interest accrued from September 1, 2011 through December 31, 2011 of $3,793) and the fair value of the common shares unsold by TCA was $20,000, which is included in prepaid expenses and other current assets.

During 2012, TCA sold the 2,000,000 shares held at December 31, 2011 for cash consideration in the amount of $11,787, which was recorded as a reduction of the note amount owed and recorded a loss of $8,213 related to the change in fair value of the 2,000,000 shares in the accompanying consolidated statement of operations. The Company issued TCA an additional 3,000,000 shares (see Note 7) during 2012 to be used to pay off the note balance when such shares are sold. In August 2012, TCA sold the 3,000,000 shares for cash consideration in the amount of $18,626 which the Company recorded as a reduction of the note amount owed and recorded a loss of $11,374 in the current year under change in fair value of common shares issued to note holder in the accompanying consolidated statement of operations. As a result, the Company recgonzied a total reduction in the debt amount owed of $30,413 and a loss on mark to market adjustment of $19,587. On August 19, 2012, TCA informed the Company that it is in default and demanded repayment of the amount owed. On October 16, 2012, the Company and TCA entered into a settlement agreement pursuant to which the Company agreed to pay as follows: (i) $15,000 to be paid on October 18, 2012, (ii) $15,000 to be paid on or before November 1, 2012, (iii) five (5) equal installments of $20,000 to be paid beginning on December 1, 2012 and continuing on the first day of each month thereafter, (iv) $4,280 in principal and $9,068 of interest to be paid on or prior to May 1, 2013 and (v) $3,000 for legal fees to be paid on May 1, 2013.  Under the settlement agreement, if STW is late on any installment, it has ten days after notice from TCA to make a cure payment.  As of December 3,1 2012, all payments under the settlement agreement have been timely made under the regular payment date or within the allowed cure period. During 2013, the Company has not made all of its required payments and is in default.

Revenue Participation Notes

During February 2012, the Company issued to certain accredited investors (the “Investors”) revenue participation interest notes with a principal amount of $165,000 (the “March 2012 Notes”). These March 2012 Notes mature on January 31, 2017 and carry an interest rate of 12%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish and/or produced water. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received two times their investment amount and 10% of the net revenues thereafter until such time as they have received an additional $295,000 at which time the March 2012 Notes are retired in full. The Investors received warrants to purchase 165,000 shares of the Company’s common stock. These warrants have an exercise price of $0.20, are immediately exercisable and a two year maturity. The Company incurred cash fees of $16,500 which is recorded as a loan origination fee and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet and is being amortized to interest expense, and issued 16,500 warrants under the same terms as those received by the Investors. As of December 31, 2012, the Company has not generated revenue related to these revenue participating notes.

The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.33%; expected volatility of 100%. As the value of the warrants was not significant, the Company did not allocate any portion of the debt proceeds to the warrants, however, the warrants are included in the derivative liability account each reporting period as the Company has insufficient authorized shares to settle outstanding contracts (see Note 6).

GE Ionics Settlement Agreement

On or about May 22, 2008, STWR entered into a Teaming Agreement, as amended, with GE Ionics, Inc., a Massachusetts corporation (“GE”) (STWR and GE are collectively referred to as the “Parties”). On or about April 4, 2008 STWR and GE entered into a Purchase Order (the “Purchase Order”), pursuant to which there was due and unpaid a debt by STWR to GE in the amount of $11,239,437 (unaudited) as of August 31 2010 (the “Original Debt”).

On August 31, 2010, the Parties entered into a Settlement Agreement (the “GE Settlement Agreement”) pursuant to which GE permitted the Company to substitute for STWR as to all rights and obligations under the Purchase Order (including the Original Debt) and Teaming Agreement, and such that to fully discharge STW financial obligations to GE under the Purchase Order, the Company shall pay GE $1,400,000 (unaudited) pursuant to a senior promissory note (the “GE Note”). The GE Note bore interest at a rate of the WSJ Prime Rate (as published daily in the Wall Street Journal) plus two percent (2%) per annum. Under the terms of the GE Note, the Company had thirteen (13) months to pay off the GE Note plus all accrued interest.  In addition, upon the consummation and closing of a debt or equity financing following the execution of the GE Note, the Company shall pay GE thirty percent (30%) of any and all tranches (“Tranches” being defined as the cash receipts of the proceeds of any equity investments in or loans to the Company or any affiliated entity by third parties, but excluding any conversions of pre-existing debt to equity by any of the Company’s then current convertible note holders or creditors) until the GE Note is paid in full, including all accrued interest.  On September 29, 2011, the Parties agreed to extend the maturity date of the GE Note from September 30, 2011 to October 30, 2011.

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

On May 7, 2012, GE informed the Company that it had failed to make any required installment payment that was due and payable under the GE Note and that the Company’s failure to make any such installment payment(s) constituted an Event of Default under the GE Note.   Pursuant to the terms of the GE Note, upon the occurrence of an Event of Default for any reason whatsoever, GE shall, among other things, have the right to (a) cure such defaults, with the result that all costs and expenses incurred or paid by GE in effecting such cure shall bear interest at the highest rate permitted by law, and shall be payable upon demand; and (b) accelerate the maturity of the GE Note and demand the immediate payment thereof, without presentment, demand, protest or other notice of any kind.    Upon an event of default under the GE Note, GE shall be entitled to, among other things (i) the principal amount of the GE Note along with any interest accrued but unpaid thereon and (ii) any and all expenses (including attorney’s fees and expenses) incurred in connection with the collection and enforcement of any rights under the GE Note.

As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the GE Note.

On May 22, 2013, GE filed a lawsuit against STW in the Supreme Court of the State of New York, County of New York, Index No. 651832/2013 (the “GE Lawsuit”).  STW’s Answer to the GE Lawsuit is not due until 30 days after service.  Although the lawsuit arises out of STW’s obligations to GE under its Settlement Agreement with GE, upon which STW owed GE $2.1 million plus interest, GE has elected to forgo suit on the settlement amount and sue STW for the original debt of $11,239,437, plus interest and attorneys’ fees.

Deferred Compensation Notes

Beginning in February 2009, the Company had been unable to meet its contractual employment related obligations and has been accruing, as a component of accrued expenses, past due salaries to its employees and, as a component of accounts payable, severance payments payable to its former Chief Executive Officer and fees due its in-house counsel.  Through December 31, 2009, the Company, in partial satisfaction of these past due amounts, had issued $1,071,333 (unaudited) principal amount of 12% convertible notes (the “Deferred Compensation Convertible Notes”) on the basis of $2.00 of Deferred Compensation Convertible Note face value for each $1.00 of compensation deferred.  Each Deferred Compensation Convertible Note was convertible, at any time at the option of the holder, into shares of the Company’s common stock, at an initial conversion price of $0.25 per share (the “Conversion Price”).  On December 31, 2009, there was $1,071,333 (unaudited) of the Deferred Compensation Convertible Notes outstanding plus related accrued interest of $48,540 (unaudited) under these notes, in addition to accrued salaries of $327,713 (unaudited) recorded (collectively the “Deferred Compensation Liabilities”).

On December 31, 2009, the Company entered into a new agreement (the “Deferred Compensation Note Agreement”) with holders of the Deferred Compensation Convertible Notes, who were also owed the accrued salaries of $327,713 (unaudited).  Pursuant to the terms of the Deferred Compensation Note Agreement and in settlement of the Deferred Compensation Liabilities, liabilities of $323,735 (unaudited)  were forgiven, the Company converted liabilities of $844,756 (unaudited) to 3,379,024 shares of the Company’s common stock (unaudited), using a conversion price of $0.25, which approximated the fair value of the Company’s common stock at that date, and $279,095 (unaudited) principal amount of 10% notes maturing in 36 months were issued (the “Deferred Compensation Notes”).  The forgiveness of the $323,735 (unaudited) was recorded as a reduction of salary expense.  Pursuant to the note agreements monthly installment payments were to begin on January 1, 2011.  No payments have been made and the Company is in default. As per the terms of the agreement, the interest rate payable on the notes increased to 15% per annum and the amount is now current. The notes matured December 31, 2012, and the Company plans to negotiate with the note holders to extend the due date.

For the years ended December 31, 2012 and 2011, total interest expense incurred related to all of the convertible notes payable and other notes payable were $655,371 and $572,421 respectively, which included $33,842 and $149,308, respectively, of amortization of debt discount and $10,833 and $36,662, respectively, of amortization of debt issuance costs.  There was no interest capitalized in 2012 and 2011. As of December 31, 2012 and 2011, deferred financing costs were $45,667 and $0, respectively, and unamortized debt discount was $80,735 and $60,380, respectively.

6.  Derivative Liabilities

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

From time to time, the Company has issued notes with embedded conversion features and warrants to purchase common stock. Certain of the embedded conversion features and warrants contain price protection or anti-dilution features that result in these instruments being treated as derivatives. In addition, the Company has an insufficient number of available shares of common stock to settle outstanding contracts (see Note 7). The Company estimates the fair value of these embedded conversion features, warrants, and derivatives related to the insufficient number of authorized shares to settle outstanding contracts using Black-Scholes with the following assumptions:

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

On November 30, 2011, $1,657,903 of principal of the 12% Convertible Notes (see Note 5) plus accrued interest and warrants were exchanged for the 2011 14% Convertible Notes and warrants. The derivative liability associated with the 12% Convertible Notes and warrants exchanged were extinguished and a gain of $21,587 was recognized and is included in loss on extinguishment of liabilities, net.

In connection with the debt settlement agreement (see Note 5), the embedded conversion feature of the related 2010 12% Convertible Note was extinguished and the Company recognized a gain on extinguishment of liabilities of $2,340.

During the years ended December 31, 2012 and 2011, we recorded other (expense) income of $(990,751) and $606,293, respectively, related to the change in fair value of the warrants and embedded conversion features which is included in change in fair value of derivative liabilities in the accompanying consolidated statements of operations.

The following table presents our warrants and embedded conversion features which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of December 31:

	2012	2011
Annual dividend yield	0%	0%
Expected life (years)	0.50 – 3.40	0.01 – 4.35
Risk-free interest rate	0.15 – 0.51%	0.01 - 1.29%
Expected volatility	100%	100%

	Level 3 Carrying Value
	2012	2011
Embedded Conversion Features	$962,815	$-
Warrants	83,624	1,491
	$1,046,439	$1,491
Change in fair value	$(990,751)	$606,293

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value on a recurring basis for the years ended December 31:

	2012	2011
Balance as of January 1,	$1,491	$631,711
Issuance of warrants and embeddd conversion features	54,197	-
Extinguishment of derivatives	-	(23,927)
Change in fair value	990,751	(606,293)
Balance as of December 31,	$1,046,439	$1,491

7.  Capital Stock

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share.

There were no issued and outstanding preferred stock shares as of December 31, 2012 and 2011.

In April 2008, the Company designated the Series A Preferred Stock, with a par value of $0.001 per share, and authorized the issuance of 100 shares (unaudited) to the Company’s Chairman and Chief Executive Officer. The Series A Preferred Stock provides voting rights as if each share of Series A Preferred Stock is equal to 80,000 shares (unaudited) of the Company’s common stock. The holder of Series A Preferred Stock is entitled to vote together with the holders of the common stock on all matters that the common stock is entitled to vote on.

Effective February 24, 2009, the Company acquired, and retired, from its former Chairman and Chief Executive Officer, the 100 shares of Series A preferred stock (unaudited) then outstanding, in exchange for a commitment by the Company to issue its former Chairman and Chief Executive Officer a warrant to purchase 1,500,000 shares of the Company’s common stock (unaudited) at $8.00 per share, with a five-year exercise period.

On February 21, 2010, pursuant to the Merger Agreement, the Company issued 2,140,000 shares of convertible preferred stock (unaudited).  On December 17, 2010 the preferred stock was converted to 2,140,000 shares of common stock (unaudited).

Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001.

2012 and 2011 Common Stock Transactions
On March 20, 2012, pursuant to a debt settlement agreement (see Note 5), the Company issued 3,000,000 shares of its common stock to a note holder who sold these shares, and the net proceeds reduced the Company's liability to the note holder. The Company estimated the fair market value of the common stock to be $30,000 on the date of issuance (based on the closing share price on the issuance date) and recorded the amount in prepaid expenses and other current assets. The Company recorded the change in fair value of the shares still held by the note holder on each reporting date with the change in fair value being recorded as a change in fair value of shares issued to note holder within the consolidated statement of operations. The note holder sold all 3,000,000 shares for $18,626 which was used to reduce the amount of debt owed to the note holder (see Note 5). As of December 31, 2012, all shares held by the note holder were sold.

On March 23, 2012, the Board of Directors agreed to exchange their accrued and future compensation for fiscal 2012 for 29,478,000 shares of the Company’s common stock valued at $1,473,900. Total accrued compensation as of that date was $1,248,900, of which $1,173,900 was included in accrued compensation at December 31, 2011 and $300,000 of compensation expense being earned and recorded during the year ended December 31, 2012. The exchange price was agreed by both parties to be $0.05 per share.

On March 23, 2012, the Board of Directors authorized the Company to issue stock for consulting services to be performed on behalf of the Company. The Board authorized the issuance of 16,950,000 shares of common stock to various consultants, of which, 5,000,000 shares are to be  issued to Mr. Stan Weiner, the Company’s Chief Executive Officer, and 10,750,000 to be issued to the other various consultants. As of the date of this report, the Company was in the process of cancelling 1,200,000 of the shares that were part of the original 16,950,000 shares to be issued for consulting services to be performed.  As of December 31, 2012, all shares related to these agreements have been issued related to the services to be performed pursuant to such consulting agreements. The Company the estimated the fair value of the shares to be $786,000 based on the fair value of the share price on the commitment date. The Company will record the estimated fair value to expense for such services as they are performed ratably over the term of the consulting agreements. The consulting agreements mature on various dates through April 2013. As of December 31, 2012, the Company has expensed $696,000 in the accompanying consolidated statement of operations in compensation for shares issued to consultants and recorded $90,000 in the accompanying consolidated balance sheet under prepaid expenses and other current assets for shares issued for services yet to be provided.

On March 23, 2012, the Board authorized the issuance of 425,000 shares of the Company’s common stock to its Advisory Board members. The Company estimated the fair market value to be $8,500 based on the closing share price on the date of issuance and included the expense in board compensation in the consolidated statement of operations.

On March 23, 2012, the Company issued 18,750 shares to a consultant. The Company estimated the fair market value to be $375 based on the closing share price on the date of issuance and included the expense in compensation for shares issued to consultants in the consolidated statement of operations.

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

As of December 31, 2012, the Company has an aggregate of common stock issued and outstanding plus common stock equivalents which, if fully converted, would be in excess of the 100,000,000 authorized shares permitted by the articles of incorporation of the Company. Total common shares outstanding plus common stock equivalents (warrants and conversion features) totaled approximately 198,000,000 as of December 31, 2012. As a result, the Company has recorded all common stock equivalents as a derivative liability in the accompanying consolidated balance sheet at December 31, 2012 (see Note 6).

In May 2011, the Company issued 400,000 shares of common stock valued at $52,000 based upon the fair market value of the Company’s common stock at the issuance date of $0.13 per share, to a consultant for services performed.

In June 2011, the Company issued 400,000 shares of common stock valued at $32,000 based upon the fair market value of the Company’s common stock at the issuance date of $0.08 per share, to a vendor in exchange for certain accounts payable owed to such vendor. The outstanding accounts payable on the date of issuance was $34,500 and the difference of $2,500 was recorded as other income.

In September 2011, pursuant to the terms of the debt settlement agreement (see Note 5) with an investor, the Company issued 2,000,000 shares of common stock valued at $40,000 based upon the fair market value of the Company’s common stock at the issuance date of $0.02 per share.

During the year ended December 31, 2011, the Company issued 566,667 warrants to its placement agent. Using Black-Scholes, with a volatility of 100%, a risk-free interest rate of 0.25% and 0% dividend yield, these warrants were valued at $2,186 and expensed as professional fees.

January 28, 2008 (Inception) through December 31, 2010 Common Stock Transactions (Unaudited)

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

Total Dilutive Securities

As of December 31, 2012, the Company had the following dilutive securities to acquire the Company’s common stock outstanding:

	Number of
	Underlying
	Common	Exercise
Security	Shares	Price	Expire
Warrants associated with the $2.00 Unit Offering	1,948,300	$0.30	2013

Warrants associated with the $2.00 Unit Offering	1,948,300	0.59	2013

Warrants associated with the $2.00 Unit Offering	1,948,300	1.15	2013

Warrants issued for Professional Services (unaudited)	1,500,000	4.00	2014

Warrants associated with the January 14, 2009 Bridge Note (unaudited)	480,000	3.00	2014

Warrants associated with the acquisition of the Company's Preferred Shares outstanding (unaudited)	1,500,000	8.00	2014

Warrants associated with the 12% Convertible Notes	1,641,496	0.02	2014-2015

Common stock associated with the 12% Convertible Notes plus accrued interest	27,973,250	0.02	2010-2011

Warrants associated with Revenue Participation Notes	181,500	0.20	2014

Warrants associated with May 2012 Subscription Agreement	525,000	0.20	2014

Warrants associated with June-September 14% Convertible Notes	550,000	0.20	2014

Warrants associated with November 14% Convertible notes	2,777,500	0.20	2014

Warrants issued to Placement Agent	566,667	0.20	2013

Warrants associated with the 14% Convertible Notes	16,840,371	0.20	2013

Common stock associated with the 14% Convertible Notes plus accrued interest	40,889,925	0.08	2013
	101,270,609

Warrants

A summary of the Company’s warrant activity and related information during the year ended December 31, 2012 follows:

	Number of Shares	Weighted- Average Exercise Price (1)	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	29,803,434	$0.94
Issued	4,034,000	0.20
Exercised	-
Forfeited	-
Cancelled	-
Expired	(1,430,000)	0.50
Outstanding at December 31, 2012	32,407,434	$0.86	1.06	$32,830
Exercisable	32,407,434	$0.86	1.06	$32,830

(1) In 2012, the exercise prices of some of the warrants were reset to $0.02, $0.59 and $1.15 from $0.20, $0.60 and $1.20, respectively.

 Since Inception (January 28, 2008), the Company issued 23.8 million shares of the Company’s common stock to directors, employees and certain consultants. As of December 31, 2012, 400,000 of these shares have been forfeited.  There were no shares forfeited in 2012 or 2011.  The following table sets forth the number of shares outstanding, the fair value at date of issue and the period over which the shares vest:

Date	Number of Shares Issued	Fair Value per Share	Vesting Period

April 22, 2008 (unaudited)	2,550,000	$0.0445	Immediate
April 22, 2008 (unaudited)	350,000	0.0445	six months
May 8, 2008 (unaudited)	100,000	0.0445	Immediate
May 19, 2008 (unaudited)	1,300,000	0.0445	Immediate
October 1, 2008 (unaudited)	50,000	0.27	Immediate
June 1, 2008 (unaudited)	250,000	0.27	(a)
June 1, 2008 (unaudited)	200,000	0.27	Immediate
February 10, 2009 (unaudited)	800,000	0.27	Immediate
May 31, 2009 (unaudited)	200,000	0.27	Immediate
June 1, 2009 (unaudited)	150,000	0.25	Immediate
June 15, 2009 (unaudited)	800,000	0.25	Immediate
March 31, 2010 (unaudited)	450,000	0.25	Immediate
December 10, 2010 (unaudited)	800,000	0.25	Immediate
May 5, 2011	400,000	0.13	Immediate
March 23, 2012	18,750	0.02	Immediate
September 11, 2012	5,000,000	0.044	Immediate
October 25, 2012	10,750,000	0.01-0.09	Immediate

Less: forfeitures	(400,000)

	23,768,750

(a) These shares vested upon the earlier of (i) the initial public offering of the Company’s common shares, or (ii) the involuntary termination of the employee after December 31, 2008, or (iii) upon consent of the Board of Directors.

During the years ended December 31, 2012, 2011, 2010 and 2009, the Company recognized $696,375, $52,000, $312,500 (unaudited) and $600,300 (unaudited) in compensation cost associated with the issuance of these shares. During 2012, $90,000 of common stock was issued for services received in 2013.

8.  Related Party Transactions

During the year ended December 31, 2011, the Company incurred $73,500 in fees and expenses payable to Viewpoint, which was a related party based on one of their partners being a member of the Board of Directors, and granted a warrant to purchase 566,667 shares of the Company’s common stock with an exercise price of $0.20 per share and exercisable for a period of two years from the date of issuance.

At December 31, 2012 and 2011, the Company had a balance due to Viewpoint of $202,728 recorded in accounts payable.

During the year ended December 31, 2012, the Company incurred $63,199 in fees and expenses to Ascendiant Capital Markets, LLC, which was a related party based on one of their partners being a member of the Board of Directors, and granted a warrant to purchase 469,000 shares of the Company’s common stock with an exercise price of $0.20 per share for a period of two years from the date of issuance.

On July 1, 2012, the Company entered into various employment contracts with three officers. The agreements terminate on December 31, 2012 and provide for monthly payments ranging from $5,000 to $16,000. As of December 31, 2012, the Company recorded $216,000 under salaries and benefits in the accompanying consolidated statements of operations, of which $97,000 is yet to be paid and is recorded under accrued consulting fees - officers in the accompanying consolidated balance sheet. At December 31 2012, and 2011, the Company had accrued consulting fees - officers of $431,996 and $249,480 respectively.

In March 2013, the Company entered into various new employment contracts with these same three officers. The agreements terminate on June 30, 2013 and provide for monthly payments ranging from $6,250 to $10,000.

During 2012, Stan Weiner, Chief Executive Officer, and Lee Maddox, Chief Operating Officer, earned commissions totaling $49,500 related to the Ranchland Hills Golf Club contract.

During 2013, Viewpoint converted their 12% Convertible Note of $15,000 and $7,070 of accrued interest into 1,103,500 shares of common stock.

9.  Board of Directors and Advisory Board compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.   In December 2011, the Board voted to authorize the issuance of shares in lieu of cash compensation for past services.

Per the Director Agreements, the Company compensates each of the directors through the initial grant of 200,000 shares of common stock and the payment of a cash fee equal to $1,000 plus travel expenses for each board meeting attended, and $75,000 per year as compensation for serving on our board of directors. The Company recorded board compensation expense in the accompanying consolidated statements of operations of $525,000 and $1,173,900 for the years ended December 31, 2012 and 2011, respectively, of which the Company has accrued compensation due to its directors (both current and former) of $225,000 at December 31, 2012. The Company had accrued $1,173,900 at December 31, 2011, which is calculated based upon time of service and the number of Board meetings attended and is included in accrued compensation in the accompanying consolidated balance sheet. During the current year, the Company issued shares to the board of directors for prior and current year compensation fees due (see Note 7).

The Company’s advisory board is comprised of three members. Each advisory board member is granted 56,250 shares upon joining the board and 75,000 shares annually thereafter. As of December 31, 2012, the Company was obligated to issue 225,000 shares to the advisory board members and has recorded the fair market value of these shares as an accrued liability totaling $10,000 in accrued expenses in the accompanying consolidated balance sheet.   As of December 31, 2012, the Company was obligated to issue 225,000 shares to the advisory board members and has recorded the fair market value of these shares as an accrued liability totaling $10,000 in accrued compensation in the accompanying consolidated balance sheet. During the current year, the Company issued shares to the advisory board for prior compensation fees due (see Note 7).

10.  Income Taxes

The Company’s net (loss) income before income taxes totaled $(3,598,684) and $(2,819,743) for the years ended December 31, 2012 and 2011, respectively.

The total provisions for income taxes, which consist solely of U.S. Federal taxes, consist of the following:

	Year ended	Year ended
	12/31/12	12/31/11

Current taxes	$-	$-

Deferred taxes	-	-

Total	$-	$-

A reconciliation of the tax on the Company’s loss for the year before income taxes and total tax expense is shown below:

	Year ended	Year ended
	12/31/12	12/31/11

Income tax benefit at U.S. statutory rate	$(1,223,553)	$(958,713)

Change in fair value of derivative liabilities	336,855	(206,140)

Loss on extinguishment of liabilities	-	280,015

50% limitation of meals and entertainment	652	3

Valuation allowance	886,045	884,835
Total	$-	$-

Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the net deferred tax assets will not be realized. Therefore, the Company has recorded a full valuation allowance against the net deferred tax assets.

The components of net deferred tax assets recognized are as follows:

	Year ended	Year ended
	12/31/12	12/31/11
Deferred noncurrent tax asset:
Net operating loss carry-forward	$6,579,642	$5,370,971
Accrued Expenses	76,500	399,126
Valuation allowance	(6,656,142)	(5,770,097)
Deferred noncurrent tax asset	$-	$-

At December 31, 2012, the Company had net U.S. deferred tax assets of $6,656,142. Due to uncertainties surrounding the Company’s ability to generate future U.S. taxable income to realize these assets, a full valuation allowance has been established to offset the net U.S. deferred tax asset. Additionally, the future utilization of the Company’s Federal net operating loss credit carry forwards (“NOLs”) to offset future taxable income maybe subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not formally analyzed any NOLs to determine the maximum potential future tax benefit that might be available, nor has it performed a Section 382 analysis to determine the limitation of the NOLs. When a formal analysis is finalized, the Company plans to update its unrecognized tax benefits. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s tax provision.

At December 31, 2012, the Company had Federal income tax NOLs of $6,579,642 million. The Federal NOLs expire at various dates through 2032, unless previously utilized. The tax years from 2009 through 2012 remain open for examination.

11.  Commitments and Contingencies

Commitments

The Company leased its office facilities under a month-to-month lease for a monthly rental expense of $1,174.  Rent expense for the years ended December 31, 2012 and 2011 was $14,292 and $16,815, respectively.

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

Contingencies

Viewpoint Securities, LLC Arbitration.  On or about July 9, 2012, the Company and Stan Weiner, the Company’s chief executive officer, received a demand for arbitration with the American Arbitration Association. The demand was filed by Viewpoint Securities LLC (“VP”), who entered into that certain engagement agreement, dated March 9, 2008, as amended on March 9, 2008, November 10, 2008, January 1, 2009, February 5, 2010, and December 1, 2010, pursuant to which the Company retained VP to act as its financial and capital markets advisor regarding equity and debt introduced by VP to the Company.  The demand alleges breach of contract, breach of the covenant of good faith and fair dealings, negligence prayer for commissions and expenses incurred by VP in its efforts to provide introductions and attempt to provide financing to the Company from March 9, 2008 through February 2, 2012, the date of termination of the Agreement.  VP seeks, among other things, $216,217 and a warrant to purchase 566,667 shares of the Company’s common stock.  The Company believes that it has valid defenses and intends to contest these claims vigorously.  On August 18, 2012, VP dismissed Stan Weiner from the claim with prejudice.  On February 5, 2013, the Company caused an answer to the complaint to be filed on behalf of the Company, denying the allegations and asserting, among other things, the course of business conduct, lack of FINRA status post termination and recognition of third party entitlement to amounts owed.  The arbitration is now in discovery.

GE Ionics, Inc. Lawsuit. On May 22, 2013, GE filed a lawsuit against STW in the Supreme Court of the State of New York, County of New York, Index No. 651832/2013 (the “GE Lawsuit”).  STW’s Answer to the GE Lawsuit is not due until 30 days after service.  Although the lawsuit arises out of STW’s obligations to GE under its Settlement Agreement with GE (described more fully in Item 4 Debt, GE Ionics Settlement Agreement), upon which STW owed GE $2.1 million plus interest, GE has elected to forgo suit on the settlement amount and sue STW for the original debt of $11,239,437, plus interest and attorneys’ fees (the “Original Debt”).  As such, STW is entitled to and shall pursue all of its available legal and equitable defenses to the Original Debt, inasmuch as GE has, among other things, failed to discount the Original Debt sued upon by the amounts that it covered through re-use and re-sale of the equipment it fabricated for STW. Management has not accrued the Original Amount of the debt because the probability of recovery is remote.

12.  Subsequent Events

On January 8, 2013, the Company and Black Pearl Energy, LLC, an entity controlled by Stan Weiner and Lee Maddox, the Company’s Chief Executive Officer and Chief Operating Officer, respectively (“BPE”), entered into an equity exchange agreement (the “Agreement”) pursuant to which BPE transferred 10% of the outstanding membership interests of Black Wolf Enterprises, LLC, (“Black Wolf”) to the Company in exchange for 7,000,000 shares of the Company’s common stock. The Company’s shares will be issued once its articles of incorporation are amended to increase the number of authorized shares of common stock.  The Company will analyze the transaction subsequent to the issuance of shares of common stock to determine the appropriate accounting. The Company will continually evaluate the investment on a recurring basis to determine if the investment becomes a variable interest entity which would require consolidation. Black Wolf currently commercializes the expertise and services of Lone Wolf Resources, LLC, an environmental and civil construction company operating in the oil and gas industry (“Lone Wolf”). Lone Wolf has worked with the Department of Transportation and the Texas Commission on environmental quality to shape the standards for processing hydrocarbon-impacted soils to a reusable road base. Lone Wolf has completed projects internationally and throughout the United States, including the world's largest in-situ thermal remediation project. BPE is an oilfield service company that has developed an evaporation cover that is conservation friendly, economical and can be floated on to existing ponds or installed during construction for the elimination of evaporation on frac ponds used throughout the oilfield. BPE also provides high quality liners with fusion-welded seams, quality control testing including air tests of seams and destruction testing in West Texas and Eastern New Mexico, and intends to expand into South Texas during the first quarter of this year. Black Wolf combines Lone Wolf’s and BPE’s services and constructs drill sites, reserve pits, frac ponds, roads, pit closings, liners, leak detection systems, evaporation covers, and provides associated maintenance. Black Wolf also offers turnkey services for H-11 permitted ponds, including surveys, engineering and design, and permitting for storage of produced and brine waters as well as utilizes proprietary technologies employed by Lone Wolf in the reclamation of hydrocarbon-impacted soils. Black Wolf is currently negotiating on a number of multi-well packages with many of the largest oil and gas producers in West Texas.

On March 7, 2013, the Company filed a certificate of designation to its articles of incorporation, as amended, with the Secretary of State of the State of Nevada whereby it designated 210,000 shares of preferred stock as series A-1 preferred stock (the “Series A-1 Preferred Stock”).  Except as otherwise expressly required by law, each holder of Series A-1 Preferred Stock shall be entitled to vote on all matters submitted to shareholders of the Company and shall be entitled to one vote for each share of common stock deliverable upon conversion of the Series A-1 Preferred Stock owned at the record date for the determination of shareholders entitled to vote on such matter or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited.  Except as otherwise required by law, the holders of shares of Series A-1 Preferred Stock shall vote together with the holders of common stock on all matters and shall not vote as a separate class.

The Series A-1 Preferred Stock pays dividends of 16% per annum (10% cash and 6% paid-in-kind), payable quarterly in arrears.  Upon an Event of Default (as defined in the Certificate of Designation) the dividend rate shall increase to eighteen percent (18%) per annum, of which 12% is payable in cash and 6% paid-in-kind, until such time as the Event of Default is cured.  Each share of Series A-1 Preferred Stock has a stated value equal to $2.40 per share and is initially convertible at any time, subject to the filing of a certificate of amendment to the Company’s articles of incorporation increasing the number of authorized shares of common stock, into shares of common stock at a conversion price equal to $0.12 per share, subject to adjustment under certain circumstances.   The conversion price of the Series A-1 Preferred Stock is subject to weighted average price adjustment for subsequent lower price issuances by the Company, subject to certain exceptions.   Notwithstanding the foregoing, a holder of Series A-1 Preferred Stock shall not have the right to convert any portion of the Series A-1 Preferred Stock, to the extent that, after giving effect to the conversion, such Holder would beneficially own in excess of 9.9% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of the common stock issuable upon conversion of Series A-1 Preferred Stock held by the applicable holder.  In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A-1 Preferred Stock will be entitled to receive an amount equal to two (2) times the original purchase price for the Series A-1 Preferred Stock, plus all declared and unpaid dividends.

Each share of Series A-1 Preferred Stock shall automatically convert into common stock, at the then applicable conversion price, upon the earlier to occur of (i) the closing share price of the Company’s common stock being at least $0.75 for 10 consecutive trading days, or (ii) the affirmative consent of the holders of at least a majority of the then outstanding shares of Series A-1 Preferred Stock. The Company may, at any time, and upon providing a 30 days written notice, require the holders of Series A-1 Preferred Stock to sell all of their shares of Series A-1 Preferred Stock at a redemption price payable in cash equal to the sum of the outstanding principal and accrued but unpaid dividends, if any, multiplied by a factor such that each Holder receives an annualized return of 20%. In addition, each holder of the Series A-1 Preferred Stock may, at their option upon certain events, require the Company to purchase all of the Series A-1 Preferred Stock held by such holder at a price payable in cash equal to the sum of the outstanding principal and accrued but unpaid dividends, if any, multiplied by a factor such that each holder receives an annualized return of 20%.

On or about July 9, 2012, the Company and Stan Weiner, the Company’s Chief Executive Officer, received a demand for arbitration with the American Arbitration Association. The demand was filed by Viewpoint Securities LLC (“VP”), who entered into that certain engagement agreement, dated March 9, 2008, as amended on March 9, 2008, November 10, 2008, January 1, 2009, February 5, 2010, and December 1, 2010, pursuant to which the Company retained VP to act as its financial and capital markets advisor regarding equity and debt introduced by VP to the Company.  The demand alleges breach of contract, breach of the covenant of good faith and fair dealings, negligence prayer for commissions and expenses incurred by VP in its efforts to provide introductions and attempt to provide financing to the Company from March 9, 2008 through February 2, 2012, the date of termination of the Agreement.  VP seeks, among other things, $216,217 and a warrant to purchase 566,667 shares of the Company’s common stock.  The Company believes that it has valid defenses and intends to contest these claims vigorously.  On August 18, 2012, VP dismissed Stan Weiner from the claim with prejudice.  On February 5, 2013, the Company caused an answer to the complaint to be filed on behalf of the Company, denying the allegations and asserting, among other things, the course of business conduct, lack of FINRA status post termination and recognition of third party entitlement to amounts owed.  The arbitration is now in discovery.

On May 22, 2013, GE filed a lawsuit against STW in the Supreme Court of the State of New York, County of New York, Index No. 651832/2013 (the “GE Lawsuit”).  STW’s Answer to the GE Lawsuit is not due until 30 days after service.  Although the lawsuit arises out of STW’s obligations to GE under its Settlement Agreement with GE, upon which STW owed GE $2.1 million plus interest, GE has elected to forgo suit on the settlement amount and sue STW for the original debt of $11,239,437, plus interest and attorneys’ fees. Management has not accrued the original amount of the debt because the probability of recovery is remote.

Between April 30 and June 6, 2013, the Company entered into subscription agreements with accredited investors pursuant to which the investors purchased revenue participation interest notes for an aggregate amount of $302,500. The notes bear interest at a rate of 12% per annum and mature on or before April 30, 2018. The Company has agreed to pay the investors 50% of the net operating revenues (as defined in the Revenue Participation Agreement) from the SWD Sites (as defined in the Revenue Participation Agreement) on a monthly basis until the notes are repaid in full. In connection with the agreement, each investor received a warrant to purchase two (2) shares of common stock for every dollar invested (or 605,000 shares of common stock in the aggregate).    The exercise price of the warrants are subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

Effective June 26, 2013, the Company formed STW Energy Services, LLC (the “STW Energy”), a majority owned subsidiary, for the purpose of providing rig washing services in preparation for rig transportation in Western and Southern Texas. STW Energy is owned 75% by the Company and 25% by Crown Financial, LLC (the “Investor”). In connection with the formation of STW Energy, the Investor agreed to loan STW Energy $1,000,000, at 15% interest, and matures June 26, 2016. Interest only payments begin August 1, 2013, and principal and interest payments begin November 1, 2013. The loan is secured by all of STW Energy’s assets and guaranteed by the Company. Further, STW Energy and the Investor entered into an account purchase agreement, whereby the Investor may, at its sole discretion, advance 80% of the face amount of certain STW Energy eligible accounts receivable. Each account receivable acquired is subject to a rebate amount of 18.5%, 17%, 15.5%, and 0% if the Investor collects the full invoice amount within 30, 60, 90, and more than 90 days after the purchase date, respectively. In the event that a receivable remains outstanding beyond the 90 days of the advance, STW Energy is required to repay the advance or replace such receivable with another eligible receivable.
Effective July 1, 2013, Lee Maddox, the Company’s Chief Operating Officer, was appointed to the Company’s board of directors. Mr. Maddox will receive the standard board compensation of $75,000 per year, payable in cash or the stock equivalent as determined by the board of directors.

During 2013, the Company formed STW Oilfield Services LLC. There has been no activity since formation.
On July 12, 2013, the state of Nevada approved the increase in the number of authorized shares of common stock from 100,000,000 shares to 250,000,000 shares.

During 2013, Viewpoint converted their 12% Convertible Note of $15,000 and $6,360 of accrued interest into 1,103,500 shares of common stock.