Form 10-K/A
period 2012-12-31
STW RESOURCES HOLDING CORP.
filed 2013-10-18
CIK 1357838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment No. 1
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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–K/A to our Annual Report on Form 10–K for the fiscal year ended December 31, 2012 originally filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2013 (the “Initial 10–K”), is to revise certain disclosure pursuant to a comment letter we received from the Securities and Exchange Commission (the "SEC") regarding same.  In response to the SEC's comments, we revised the Initial 10-K as follows: (i) revised risk factors relating to our capitalization; (ii) revised disclosure in Item 10 regarding the lack of affected persons' compliance with Section 16(a) of the Exchange Act; (iii) clarified the status of our executive officers, independent contractors and employees and the compensation offered to them; (iv) update the disclosure regarding related party transactions; and (v) updated the Exhibit Table to include all exhibits required by Item 601 of Regulation S-K.

No other changes have been made to the Initial 10–K. This Amendment No. 1 speaks as of the original filing date of the Initial 10–K, and does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way, disclosures made in the original Initial 10–K.  Accordingly, this amendment should be read in conjunction with the original Initial 10-K filing, as well as  our other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the original filing of the Initial 10-K.

STW RESOURCES HOLDING CORP.
FORM 10-K /A
INDEX

		Page
PART I

ITEM 1.	Business	1
ITEM 1A.	Risk Factors	7

PART II

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	22
ITEM 11.	Executive Compensation	25
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	27

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	29

SIGNATURES		30

-i-

PART I

This Annual Report on Form 10-K /A for the fiscal year ended December 31, 2012 filed by STW Resources Holding Corp. (f/k/a Woozyfly Inc. and STW Global, Inc.) with the Securities and Exchange Commission (the “SEC”) contains forward looking statements and information that are based upon beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in the filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled "Risk Factors") relating to the Company’s industry, the Company’s operations and results of operations and any businesses that may be acquired by the Company. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although the Company’s management believes that the expectations reflected in the forward looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes filed with this Annual Report on Form 10-K /A.

In this Annual Report on Form 10-K /A , references to "we," "our," "us," the "Company," “STW”,  refer to STW Resources Holding Corp. (f/k/a Woozyfly Inc. and STW Global, Inc.), a Nevada corporation.

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
grant

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

Number of Employees

As of August 5, 2013, we do not have any full time employees.

Our Website

Our website address is www.STWresources.com. Information found on our website is not incorporated by reference into this report.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors and the other information included in this annual report on Form 10-K /A , as well as the information included in other reports and filings made with the SEC, before investing in our common stock. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

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

We have limited remaining funds to support our operations. We have prepared our consolidated financial statements in this Form 10-K /A on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We will not be able to execute our current business plan, fund our business operations or continue as a going concern long enough to achieve profitability unless we are able to secure additional funds. The Report of Independent Registered Public Accounting Firm on our December 31, 2012, consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. However, in order to sustain and improve operations, we will need to secure additional funds. If adequate financing is not available, we will not be able to sustain operations. In addition, if one or more of the risks discussed in these risk factors occur or our expenses exceed our expectations, we may be required to raise further additional funds sooner than anticipated.

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

We will require additional financings obtained through one or more transactions which effectively dilute the ownership interests of holders of our Common Stock.  We have the authority to issue additional shares of Common Stock and Preferred Stock as well as additional classes or series of ownership interests or debt obligations which may be convertible into any class or series of ownership interests in the Company.  As of the date of this Report, the Company is authorized to issue 250,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock.  Such securities may be issued without the approval or other consent of the holders of the Common Stock. As of December 31, 2012, the Company was over subscribed in relation to the number of shares authorized and the number of shares that would be needed if all equity and debt instruments were converted into common shares.  However, on July 12, 2013, we amended our Articles of Incorporation to increase our authorized capital from 100,000,000 shares of common stock to 250,000,000 shares of common stock and therefore have a sufficient number of shares of common stock to satisfy all of our outstanding common stock obligations."

A portion of our outstanding convertible promissory notes shall be due soon and we may be unable to satisfy our obligations to pay interest and principal thereon when due.

As of October 17, 2013, we have approximately $3,500,000 in outstanding convertible notes.  We recently received consent from the holders of approximately 70% of the outstanding principal amount of such notes to extend the maturity date of their notes.  Although we continue to seek consent from the remaining note holders, there can be no assurance that we will receive it from any or all of these holders.  The notes provide us with a 30 day cure period, but if we are unable to pay the notes when they become due, the note holders maintain the right to demand immediate payment of all outstanding principal and interest or maintain the note at an increased default interest rate of 18% per annum until we remedy the default.  If we do not receive consent to extend the maturity date of the notes from the remaining note holders, the notes are not converted into equity or we do not otherwise restructure such debt, our current operations do not generate sufficient cash to pay the interest and principal on these obligations when they become due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our chief executive officer and chief financial officer determine that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results. The Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2012 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with the assessment described above, management identified control deficiencies that represent material weaknesses at December 31, 2012, see "Item 9. Controls and Procedures" for more detailed discussion.  Notwithstanding the foregoing, management reviewed the financial statements and underlying information included in this annual report on Form 10-K /A and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects.

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

PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with STW Resources Holding Corp. and its subsidiaries ("we", "us", "our", or the “Company”) consolidated audited financial statements and the notes thereto contained elsewhere in this report.    Information in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K /A that does not consist of historical facts, are "forward-looking statements."  Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance.  The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section included herein, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  The Company disclaims any obligation to update the forward-looking statements in this report, except as otherwise required by law.

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

On September 6, 2012, the Company announced that it had signed a contract with Ranchland Hills Golf Club, Midland, TX, to design, build and deliver a proprietary water desalinization facility to produce 700,000 gallons of water a day by converting brackish well water into the equivalent of rain water to maintain the greens and fairways of the golf course.  Under terms of the agreement, STW has received payments to engineer and install customized equipment that adds proprietary technology and chemicals to a desalinization membrane technology to increase the amount of fresh water recovered and lower the cost of operation. In the first quarter of 2013, the Company delivered and installed the equipment related to this contract.

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

The increase of salaries and benefits, and decrease in professional fees, is due to the compensation we agreed to pay pursuant to the independent contractor agreements we entered into with certain of our officers and directors in 2012.

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

Contractual Obligations and Commitments

The following table is a summary of contractual cash obligations for the periods indicated that existed as of December 31, 2012, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K /A :
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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

During our review process, we realized that none of the persons subject to such requirements complied with same.  It seems that most of the affected persons, as listed below, failed to file their Initial Statement of Beneficial Ownership on Form 3 and then in light of their failure to report changes in such beneficial ownership on a Form 4, failed to file an Annual Statement of Changes in Beneficial Ownership on a Form 5 regarding such holdings and transactions that should have been so reported in the previous year.  We have reminded these persons about their obligations and it is our understanding that they will file all beneficial ownership forms required to date in the coming weeks.

The table below accounts for the missed Form 3 and Form 5s of each person subject to Section 16(a).

Name	# of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Mr. Weiner	-	-	3
Mr. Maddox	-	-	2
Mr. Seabolt	-	-	3
Mr. O'Neill	-	-	2
Hon. Carter	-	-	2
Mr. Birnbaum	-	-	2
Mr. DiFrancesco	-	-	2
Mr. Dorn	-	-	2

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

Employment Agreements

As of the filing date of the Initial 10-K, we do not have any employees and therefore do not maintain any employment agreements.  We do however, maintain Independent Contractor Agreements with certain of our officers and directors.

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

On March 7, 2013, the Company entered into an independent contractor agreement (the “2013 Seabolt Agreement”) effective January 1, 2013 (the “Effective Date”) with D. Grant Seabolt, Jr., the Company’s Corporate Secretary and Outside General Counsel (“Seabolt”) pursuant to which Seabolt will serve as Corporate Secretary and Outside General Counsel for the Company until December 31 , 2013 (the “Seabolt 2013 Term”). The Company may terminate the 2013 Seabolt Agreement at any time upon 60 day written notice to Seabolt.  The 2013 Seabolt Agreement provides that Seabolt will receive monthly compensation equal to $6,250 per month during the  Seabolt 2013 Term, subject to the right of the Company’s Board of Directors to revise such compensation based on changed circumstances. The Company shall also reimburse Seabolt for reasonable and approved out-of-pocket expenses incurred by him on behalf of the Company in the performance of his duties hereunder during the Seabolt 2013 Term.

Indemnification Agreements

We entered into indemnification agreements with each of our directors pursuant to which we have agreed to indemnify such party to the full extent permitted by law, subject to certain exceptions, if such party becomes subject to an action because such party is our director.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the relationships and transactions discussed below, we are not a party to, nor are we proposed to be a party, to any transaction since the beginning of the fiscal year ending December 31, 2012  involving an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which a related person, as such term is defined by Item 404 of Regulation S-K, had or will have a direct or indirect material interest.

During the year ended December 31, 2011, the Company incurred $73,500 in fees and expenses payable to Viewpoint Securities LLC ("VP"), and granted a warrant to purchase 566,667 shares of the Company’s common stock with an exercise price of $0.20 per share and exercisable for a period of two years from the date of issuance.   One of our directors, Mr. DiFrancesco was previously a partner at VP.  At December 31, 2012 and 2011, the Company had a balance due to VP of $202,728 recorded in accounts payable.

On July 1, 2012, the Company entered into various independent contractor agreements with three officers and/or directors. The agreements terminate on December 31, 2012 and provide for monthly payments ranging from $5,000 to $16,000. As of December 31, 2012, the Company recorded $216,000 under salaries and benefits in the accompanying consolidated statements of operations, of which $97,000 is yet to be paid and is recorded under accrued compensation in the accompanying consolidated statement of operations and paid cash in the amount of $119,000. At December 31 2012, and 2011, the Company had accrued fees payable under these agreements of $431,996 and $249,480, respectively.  In March 2013, the Company signed new independent contractor agreements with these same officers and/or directors referenced above. Each of the new agreements were effective as of January 2013 and terminate on December 31, 2013; the agreements also provide for monthly payments ranging from $6,250 to $10,000 during the term of each person.

As of January 2012, the Company maintains an investment banking agreement with Ascendiant Capital Markets LLC, a FINRA & SIPC member firm ("Ascendiant"), over which one of our directors (Mr. DiFrancesco) is Managing Director, which entitles Ascendiant to cash commissions and warrant coverage for financings they place for us.  As of the date of this Report, pursuant to this agreement, we have paid Ascendiant approximately $50,000 in cash, but no warrants have been issued or accrued. Ascendiant has waived commissions for transactions with all officiers, directors, insiders, all other individuals, (accredited or not) and if a fee is not attainable as determined by an institutional investor. Institutional investors are not waived but fees are limited to the acceptance of the investor. There are no accrued balances for fees, commissions, warrants or common stock.

Ascendiant Capital Partners, LLC has been issued 1,000,000 shares pursuant to a consulting agreement the Company maintains with them.

We maintain a convertible note, with a current balance of approximately $139,000 with our CEO.

On January 8, 2013, the Company and Black Pearl Energy, LLC ("BPE"), an entity controlled by Stan Weiner and Lee Maddox, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, entered into an equity exchange agreement (the “Exchange Agreement”) pursuant to which BPE transferred 10% of the outstanding membership interests of Black Wolf Enterprises, LLC, (“Black Wolf”) to the Company in exchange for 7,000,000 shares of the Company’s common stock (the "Pearl Shares").  The Pearl Shares, although supposed to be issued after we amended our articles of incorporation to increase our authorized share capital, were never issued.  Other than the Pearl Shares, the Exchange Agreement did not obligate STW to provide any other assets or commitments in consideration of the transaction contemplated thereby.  The transaction contemplated by the Agreement - the transfer of ownership in Black Wolf - closed on January 8, 2013.  At the time of the Exchange Agreement, Black Wolf commercialized the expertise and services of Lone Wolf Resources, LLC, an environmental and civil construction company operating in the oil and gas industry (“Lone Wolf”). Lone Wolf has worked with the Department of Transportation and the Texas Commission on environmental quality to shape the standards for processing hydrocarbon-impacted soils to a reusable road base. Lone Wolf has completed projects internationally and throughout the United States, including the world's largest in-situ thermal remediation project. BPE is an oilfield service company that has developed an evaporation cover that is conservation friendly, economical and can be floated on to existing ponds or installed during construction for the elimination of evaporation on frac ponds used throughout the oilfield. BPE also provides high quality liners with fusion-welded seams, quality control testing including air tests of seams and destruction testing in West Texas and Eastern New Mexico, and intends to expand into South Texas during the first quarter of this year. Black Wolf combines Lone Wolf’s and BPE’s services and constructs drill sites, reserve pits, frac ponds, roads, pit closings, liners, leak detection systems, evaporation covers, and provides associated maintenance. Black Wolf also offers turnkey services for H-11 permitted ponds, including surveys, engineering and design, and permitting for storage of produced and brine waters as well as utilizes proprietary technologies employed by Lone Wolf in the reclamation of hydrocarbon-impacted soils. Black Wolf is currently negotiating on a number of multi-well packages with many of the largest oil and gas producers in West Texas.  As of the date of filing this Amendment however, after 4 months of operations, Lone Wolf initiated their termination clause with Black Pearl and Black Wolf.   As a result, Black Wolf was dissolved and we are currently seeking to terminate the Exchange Agreement since our investment would no longer be of any value.  As of the date of this Amendment, BPE has verbally agreed to cancel the Exchange Agreement and unwind the transaction in its entirety; as part of the cancellation, we shall not be required to issue the Pearl Shares and BPE shall agree to indemnify the Company from any and all potential liabilities associated with or arising out of the Black Pearl's business.

Promoters and Certain Control Persons

None of our management or other control persons were “promoters” (within the meaning of Rule 405 under the Securities Act), and none of such persons took the initiative in the formation of our business or in connection with the formation of our business and received 10% of our debt or equity securities or 10% of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years.

Director Independence

Four of our directors, Joseph O’Neill, Hon. Bill Carter, Manfred Birnbaum, and Dale F. Dorn are independent directors, using the Nasdaq definition of independence.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Order Confirming the Second Amended Plan of Reorganiztion of Woozyfly, Inc. (4)
2.2	Agreement and Plan of Merger for proposed merger between Woozyfly, Inc. Merger Sub, and STW Resources, Inc. dated January 17, 2010 (3)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to the Articles of Incorporation (2)
3.3	Certificate of Amendment to the Articles of Incorporation – March 1, 2010 (5)
3.4	Articles of Merger between STW Acquisition, Inc. and STW Resources, Inc. (4)
3.5	Articles of Merger filed with the State of Nevada on March 3, 2010 (6)
4.1	Form of 12% Convertible Note dated August 31, 2010 (8)
4.2	Form of Warrant dated August 31, 2010 (8)
4.3	Form of Promissory Note dated August 31, 2010 (9)
4.4	Form of Warrant for December 2010 Financing (10)
4.5	Extension of Note, by and between STW Resources Holding Corp. and GE Ionics, Inc., dated October 28, 2011 (11)
4.6	Amended and Restated Note effective October 1, 2l011 in favor of GE Ionics, Inc. (11)
4.7	Form of November 2011 Warrant (13)
4.8	Note Exchange Form of New Note (15)
4.9	Note Exchange Form of New Warrant (15)
4.10	Form of May 2012 Warrant (16)
4.11	Form of November 2012 14% Convertible Note (17)
4.12	Form of November 2012 Warrant (17)
10.1	Form of securities Purchase Agreement dated August 31, 2010 (6)
10.2	Form of Escrow Agreement by and between the Company, Viewpoint, and TD Bank, N.A. dated March 31, 2010 (8)
10.4	Form of Settlement Agreement by and between STW Resources Holding Corp and GE Ionics, Inc., dated August 31, 2010 (9)
10.5	Form of Subscription Agreement for December 2010 Financing (10)
10.6	Letter of Intent dated April 17, 2011 (12)
10.7	Amendments to Settlement Agreement dated October 30, 2011, by and between STW Resources Holding Corp. and GE Ionics, Inc. (11)
10.8	Form of November 2011 Subscription Agreement (13)
10.9	Note Exchange Cover Letter (15)
10.10	Note exchange Subscription Agreement Form (15)
10.11	Master Note Agreement with Revenue Participation Subscription Package (15)
10.12	Form of May 2012 Subscription Agreement (16)
10.13	Form of November 2012 Subscription Agreement (17)
16.1	Letter from Weaver & Martin LLC (7)
16.2	Letter from Weaver and Tidwell, LLP (14)
21.1	List of Subsidiaries
31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

(1)	Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the Securities and Exchange Commission on September 26, 2006..
(2)	Incorporated by reference to the Registrant’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on September 4, 2008.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 26, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 19, 2010.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 2, 2010.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2010.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 5, 2010.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 16, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 22, 2010.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 10, 2010.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 3, 2011.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 26, 2011.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 23, 2011.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 3, 2012.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 10, 2012.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 11, 2012.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 3, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STW RESOURCES HOLDING CORP.

Date: October 18, 2013	By:	/s/ Stanley Weiner
Name: Stanley Weiner
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)