Form 10-Q
period 2013-03-31
STW RESOURCES HOLDING CORP.
filed 2014-02-18
CIK 1357838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to _____

STW RESOURCES HOLDING CORP
(Exact Name of Registrant as Specified in Charter)

Nevada	222-51430	26-1945743
(State or Other Jurisdiction of Incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

3424 South County Road 1192 Midland, Texas 79706		(432) 686-7777
(Address of Principal Executive Offices)		(Registrant’s Telephone Number)

(Former name and address, if changed since last report)
619 West Texas Avenue, Suite 126
Midland, Texas79701
Registrant’s telephone number, including area code:
(432) 686-7777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File  required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of February 14, 2014, there were 125,756,003 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS

STW Resources Holding Corp Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$59,870
Prepaid expenses	25,663	141,144
Investment in Black Wolf, LLC	420,000
Total Current Assets	445,663	201,014
Long Term Assets
Property, plant and equipment, net	-	-
Other assets
Deferred loan costs, net of $51,500 accumulated amortization	41,342	-
TOTAL ASSETS	$487,005	$201,014

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$16,660	$-
Accounts Payable	874,830	794,191
Payable to related parties:
Black Pearl Energy, LLC	420,000	-
Accrued consulting fees - officers	373,167	431,996
Current portion of notes payable, $297,697 payable to related parties	5,338,110	5,331,734
Accrued expenses and interest	1,215,045	890,019
Accrued compensation	127,665	19,619
Accrued board compensation	376,812	235,000
Deferred revenue, net of deferred costs of $436,544	-	97,346
Fees payable in common stock	210,000	-
Derivative liability	3,220,993	1,046,439
Total Current Liabilities	12,173,282	8,846,344

Notes payable, net of discount and current portion	520,023	513,141
Total Liabilities	12,693,305	9,359,485
Commitments and contingencies (Note 8)	-	-
Stockholders' Deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively
Common stock $0.001 par value 100,000,000 shares authorized 96,308,599 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	96,309	96,309
Additional paid in capital	8,067,608	8,067,608
Accumulated deficit	(20,370,217)	(17,322,388)
Total Stockholders' Deficit	(12,206,300)	(9,158,471)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$487,005	$201,014

See accompanying notes which are an integral part of these condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statements of Operations
For the three month periods ended March 31, 2013 and 2012 (Unaudited)

	For the three month periods ended
	March 31, 2013	March 31, 2012

Revenues	$541,000	$-
Costs of revenues	459,634	-

Gross Profit	81,366	-

Operating expenses	-	-
Research and development
General and administrative	606,764	255,445
Total operating expenses	606,764	255,445

Loss from operations	(525,398)	(255,455)
Interest expense	(347,877)	(149,858)
Change in fair value of shares issued to note holder	-	81,787
Change in fair value of derivative liability	(2,174,554)	(1,224,356)
Net Loss	$(3,047,829)	$(1,547,872)
Loss per common share	$(0.03)	$(0.03)
Weighted average shares outstanding – basic and diluted	96,308,599	49,297,430

See accompanying notes which are an integral part of these condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statement of Stockholders’ Deficit
For the three month period ended March 31, 2013 (Unaudited)

	Common Stock $0.001 Par
	Number	Amount	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, December 31, 2012	96,308,599	$96,309	$8,067,608	$(17,322,388)	$(9,158,471)
Net loss for the period				(3,047,829)	(3,047,829)
Balance, March 31, 2013	96,308,599	$96,309	$8,067,608	$(20,370,217)	$(12,206,300)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three month periods ended March 31, 2013 and 2012

	Three Month Periods Ended March 31,
	2013	2012
Cash flows
Net loss	$(3,047,829)	$(1,547,872)
Adjustments to reconcile net loss to net cash used in operations
Change in fair value of derivative liability	2,174,554	1,224,356
Amortization of discount and debt issuance costs	28,788	7,876
Share based compensation		75,000
Shares issued for services		16,875
Change in fair value of shares issued in connection with a debt settlement agreement		229,843
Changes in working capital:
(Increase) Decrease in accounts receivable		(393,862)
(Increase) Decrease in prepaid expenses and other current assets	68,313
Increase (Decrease) in accounts payable	80,639	248,589
Increase (Decrease) in related party payables	(58,829)
Increase (Decrease) in accrued expenses and interest	322,822
Increase (Decrease) in accrued compensation	108,046
Increase (Decrease) in accrued board compensation	141,812
Increase (Decrease) in deferred revenue	(97,346)
Increase (Decrease) in fees payable in common stock	210,000
Net cash used in operations	(69,030)	(139,195)
Cash flows used in investing activities
Net cash used in investing activities	--	--
Cash flows provided from financing activities
Bank overdraft	16,660
Principal payment on notes payable	(20,000)
Proceeds from notes payable	12,500	165,000
Debt issuance costs		(16,500)
Net cash provided from financing activities	9,160	148,500
Net increase (decrease) in cash	(59,870)	9,305
Cash at beginning of period	59,870	7,187
Cash at end of period	$-	$16,492

Supplemental cash flow information:
Cash paid for interest	$2,100	$0
Cash paid for income taxes	$0	$0
Noncash investing and financing activities:
Fees payable in common stock	$210,000	$0
Related party note payable for Black Wolf investment	$420,000	$0
Fair value of common stock issued in connection with debt settlement agreement	$0	$30,000

See accompanying notes which are an integral part of these condensed consolidated financial statements.

STW Resources Holding Corp
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Month Periods Ended March 31, 2013 and 2012

The accompanying condensed consolidated financial statements of STW Resources Holding Corp (“STW,” “we,” “us, “our” and “our Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Accordingly, the unaudited condensed financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2013, or for any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2012, which are included in the Company’s Current Report on Form 10-K for such year filed on August 5, 2013, as amended on October 18, 2013.

NOTE 1 – NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

History of the Company

STW Resources Holding Corp. (“STW”) or the “Company”, (f/k/a Woozyfly Inc. and STW Global Inc.) is a corporation formed to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas.  STW has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana and the Appalachian Basin of Pennsylvania and West Virginia.  STW, in conjunction with energy producers, operators, various state agencies and legislators, is working to create an efficient and economical solution to this complex problem.  The Company is also evaluating the deployment of similar technology in the municipal wastewater industry.

The Company’s operations are located in the United States of America and the principal executive offices are located at 3424 South County Road 1192, Midland, TX 79706.

On January 17, 2010, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with STW Acquisition, Inc. (“Acquisition Sub”), a wholly owned subsidiary of STW Resources, Inc. (“STW Sub”) and certain shareholders of STW controlling a majority of the issued and outstanding shares of STW.  Pursuant to the Merger Agreement, STW merged into the Acquisition Sub resulting in an exchange of all of the issued and outstanding shares of STW for shares of the Company on a one for one basis. At such time, STW became a wholly owned subsidiary of the Company.

On February 9, 2010, the Federal Bankuptcy Court handling a bankruptcy proceeding for our predecessor at the time, entered an order confirming the Second Amended Plan of Reorganization (the “Plan”) pursuant to which the Plan and the Merger was approved.  The Plan was effective February 19, 2010 (the “Effective Date”). The principal provisions of the Plan were as follows:

•	MKM, the DIP lender, received 400,000 shares of common stock and 2,140,000 shares of preferred stock,

•	The holders of the Convertible Notes received 1,760,000 shares of common stock,

•	General unsecured claims received 100,000 shares of common stock, and

•	The Company’s equity interest was extinguished and cancelled.

On February 12, 2010, pursuant to the terms of the Merger Agreement, STW merged with and into Acquisition Sub, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and STW becoming a wholly-owned subsidiary of the Company, the Company issued an aggregate of 31,780,004 ("the STW Acquisition Shares") shares of common stock to the shareholders of STW at the closing of the Merger and all derivative securities of STW as of the Merger became derivative securities of the Company including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

Consolidation policy

The condensed consolidated financial statements for the three month period ended March 31, 2013 include the accounts of the Company and its wholly owned subsidiary, STW Resources, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company also consolidates any variable interest entities (VIEs), of which it is the primary beneficiary, as defined. The Company does not have any VIEs that need to be consolidated at this time. When the Company does not have a controlling interest in an entity, but exerts a significant influence over the entity, the Company would apply the equity method of accounting.

Reclassifications

Certain reclassifications were made to the prior year condensed consolidated financial statements to conform to the current year presentation. There was no change to reported net loss.

Going Concern

The Company’s condensed consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $20,370,217 since inception. Since its inception in January 2008 through March 31, 2013, management has raised equity and debt financing of approximately $11,000,000 to fund operations and provide working capital.  The cash resources of the Company are insufficient to meet its planned business objectives without additional financing.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2013, the Company had no cash on hand; however, the Company raised $2,512,032 of debt and $865,000 of equity during the period April 1, 2013 through February 10, 2014, to sustain its operations.  Management expects that the current funds on hand will be sufficient to continue operations for the next three months. Management is currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate our business, No assurance can be given that any future financing will be available or, if available, and that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

Development Stage Enterprise

During the year ended December 31, 2012, the Company was a development stage company as defined by the Financial Accounting Standards Board (the “FASB”). During the three months ended March 31, 2013, the Company realized $541,000 of revenues from its water treatment business and, the Company has expanded its oil services business offerings. Revenues commenced January 1, 2013, accordingly, as of January 1, 2013, the Company is no longer a development stage company.

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Among other things, management has estimated the collectability of its accounts receivable, the assumptions used to calculate its derivative liabilities, and equity instruments issued for financing and compensation. Actual results could differ from those estimates.

Concentration of Credit Risk

A financial instrument that potentially subjects the Company to concentration of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. At March 31, 2013, there were no uninsured deposits.

The Company anticipates entering into long-term, fixed-price contracts for its services with select oil and gas producers and municipal utilities.  The Company will control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures.

As of March 31, 2013, two vendors accounted for 36% and 23%of total accounts payable.  During the three months ended March 31, 2013, one vendor accounted for 100% of total purchases.

As of March 31, 2013, one customer accounts for 100% of accounts receivable. During the three month period ended March 31, 2013, one customer accounted for 100% of total revenues.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company’s financial instruments consist of cash, accounts receivable, notes payable, accounts payable, accrued expenses and derivative liabilities. The carrying value for all such instruments except convertible notes payable and derivative liabilities approximates fair value due to the short-term nature of the instruments.  The Company cannot determine the estimated fair value of its convertible notes payable as instruments similar to the convertible notes payable could not be found.  Our derivative liabilities are recorded at fair value (see Note 5).

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

Management has used the Black Scholes Merton model to estimate fair value of derivative instruments. Management believes that as a result of the relatively short term nature of the warrants and convertibility features, a lattice model would not result in a materially different valuation.

The following table presents certain financial instruments measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2013.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability at March 31, 2013	$--	$	$3,220,993	$3,220,993
December 31, 2012			1,046,439	1,046,439

Accounting for Derivatives Liabilities

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of Accounting Standards Codification (“ASC”), Topic 815-40, “ Derivative Instruments and Hedging: Contracts in Entity’s Own Equity ” (“ASC Topic 815-40”). The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Certain of the Company’s embedded conversion features on debt, price protection features on outstanding common stock purchase, warrants, and derivative liabilities due to insufficient authorized shares to settle outstanding contracts are treated as derivatives for accounting purposes. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset or liability. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market.  The Company estimates the fair value of these warrants and embedded conversion features as derivative liabilities contracts using Black-Scholes (see Note 5).

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

Long-lived Assets and Intangible Assets

In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.

The Company had no such asset impairments at March 31, 2013 or December 31, 2012.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Revenue Recognition

Contract Revenue and Cost Recognition on Engineering and Design Services

During the three month period ended March 31, 2013, the Company completed a contract to design, build and deliver a proprietary water desalinization facility to produce 700,000 gallons of water a day by converting brackish well water into the equivalent of rain water to maintain the greens and fairways of the Ranchland Hills Golf Club in Midland, Texas. As of December 31, 2012, the Company reported deferred revenue of $97,346, which is net of deferred costs of $436,544 related to this contract. These revenues and costs were recognized during the quarter ended March 31, 2013 upon completion of the contract and acceptance of the desalinization facility.

Business Segments

The Company currently has one operating business segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

In accordance with ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company established a valuation allowance based upon the potential likelihood of realizing the deferred tax asset in the future tax periods. Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at March 31, 2013 and December 31, 2012 respectively, and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the three month periods ended March 31, 2013 and 2012.

Common Stock and Common Stock Warrants Issued to Employees

The Company uses the fair value recognition provision of ASC 718, “Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Scholes-Merton option pricing model to calculate the fair value of warrants on the grant date.

At March 31, 2013 and December 31, 2012, the Company had no grants of employee common stock options or warrants outstanding.

Income (Loss) per Share

The basic income (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity securities. Diluted income (loss) per share is the same as basic income (loss) per share due to the lack of dilutive items. As of March 31, 2013, the Company had 105,114,371 common stock equivalents which have been excluded as their effect is anti-dilutive.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized on the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Furniture	3 years
Machinery	3-5 years

Recently Issued Accounting Standards

Recent accounting standards did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.  The Company does not have any components of other comprehensive income (loss) as defined by ASC 220, “Reporting Comprehensive Income.”  For the three months ended March 31, 2013, comprehensive income (loss) consists only of net loss and, therefore, a Statement of Other Comprehensive Loss has not been included in these condensed consolidated financial statements.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013 (unaudited)	December 31, 2012
Office furniture and equipment	$10,396	$10,396
Total, cost	10,396	10,396
Accumulated Depreciation and Amortization	(10,396)	(10,396)
Total Property, Plant and Equipment	$-	$-

Depreciation expense for the three months ended March 31, 2013 and 2012 was zero and zero, respectively.

NOTE 3 – INVESTMENT IN BLACK WOLF, LLC

On January 8, 2013, the Company and Black Pearl Energy, LLC ("BPE"), an entity controlled by Stan Weiner and Lee Maddox, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, entered into an equity exchange agreement (the “Exchange Agreement”) pursuant to which BPE transferred 10% of the outstanding membership interests of Black Wolf Enterprises, LLC, (“Black Wolf”) to the Company in exchange for 7,000,000 shares of the Company’s common stock (the "Pearl Shares").  The Pearl Shares, although supposed to be issued after we amended our articles of incorporation to increase our authorized share capital, were never issued.  Other than the Pearl Shares, the Exchange Agreement did not obligate STW to provide any other assets or commitments in consideration of the transaction contemplated thereby.  The transaction contemplated by the Agreement - the transfer of ownership in Black Wolf - closed on January 8, 2013.  At the time of the Exchange Agreement, Black Wolf commercialized the expertise and services of Lone Wolf Resources, LLC, an environmental and civil construction company operating in the oil and gas industry (“Lone Wolf”). Lone Wolf has worked with the Department of Transportation and the Texas Commission on environmental quality to shape the standards for processing hydrocarbon-impacted soils to a reusable road base. Lone Wolf has completed projects internationally and throughout the United States, including the world's largest in-situ thermal remediation project. BPE is an oilfield service company that has developed an evaporation cover that is conservation friendly, economical and can be floated on to existing ponds or installed during construction for the elimination of evaporation on frac ponds used throughout the oilfield. BPE also provides high quality liners with fusion-welded seams, quality control testing including air tests of seams and destruction testing in West Texas and Eastern New Mexico, and intends to expand into South Texas during the first quarter of next year. Black Wolf combines Lone Wolf’s and BPE’s services and constructs drill sites, reserve pits, frac ponds, roads, pit closings, liners, leak detection systems, evaporation covers, and provides associated maintenance. Black Wolf also offers turnkey services for H-11 permitted ponds, including surveys, engineering and design, and permitting for storage of produced and brine waters as well as utilizes proprietary technologies employed by Lone Wolf in the reclamation of hydrocarbon-impacted soils. Black Wolf is currently negotiating on a number of multi-well packages with many of the largest oil and gas producers in West Texas.  After 4 months of operations, Lone Wolf initiated their termination clause with Black Pearl and Black Wolf.   As a result, Black Wolf was dissolved and we sought to terminate the Exchange Agreement since our investment would no longer be of any value.

The 7,000,000 shares to be issued to Black Pearl Energy, LLC, were valued at $420,000 based on the stock closing price of $0.06 on January 8, 2013.  Since the Company did not have adequate share authorization to issue 7,000,000 shares, the $420,000 value of the shares were included as Payable to Related Party, Black Pearl Energy, LLC.

NOTE 4 – NOTES PAYABLE

The Company’s notes payable at March 31, 2013 and December 31, 2012, consisted of the following:

	March 31,
	2013	December 31,
Name	(unaudited)	2012

14% Convertible Notes	$2,879,735	$2,882,235
12% Convertible Notes	415,000	415,000
Other Short-term Debt	64,280	84,280
Revenue Participating Notes	177,500	165,000
GE Note	2,100,000	2,100,000
Deferred Compensation Notes	279,095	279,095
Unamortized debt discount	(57,477)	(80,735)
Total Debt	5,858,133	5,844,875
Less: Current Portion	(5,338,110)	(5,331,734)
Total Long Term Debt	$520,023	$513,141

14% Convertible Notes

Between November 2011 and September 2012, the Company issued a series of 14% convertible notes payable to accredited investors.  The Company also issued 20,167,871 two year warrants to purchase common stock at an exercise price of $0.20 per share.  These notes are convertible into 44,633,268 shares of the Company’s common stock.

The Company valued the warrants and the embedded conversion feature at inception using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.17%; expected volatility of 100%. The estimated fair value of the warrants was $18,651 and the embedded conversion feature was $35,546 at issuance and was recorded as a derivative liability at such time in the accompanying condensed consolidated balance sheets. The warrants and embedded conversion feature are included in the derivative liabilities account each reporting period as the Company has insufficient authorized shares to settle outstanding contracts (see Note 5).

As of March 31, 2013, the aggregate principal balance of these notes is $2,879,736, of which an aggregate principal amount of $2,479,736 of these notes matures on November 30, 2013. The remaining $400,000 aggregate principal balances mature on various dates through November 2014.

As of March 31, 2013, $297,697 of the 14% convertible notes are payable to related parties.

12% Convertible Notes

Between April 2009 and November 2010, the Company issued a series of 12% notes payable to accredited investors that matured on November 30, 2011 and are currently in default.  The Company also issued 1,641,496 warrants to purchase common stock at an exercise price of $0.02 per share that expire at various dates through 2015. The notes are convertible into 28,455,750 shares of the Company’s common stock. As of March 31, 2013, the outstanding balance on these notes is $415,000 and these notes are in default. (See Note 8)

Other Short-Term Debt

Other short term debt is comprised of a settlement of a note payable to an accredited investor in the amount of $64,280. The Company did not make its required payments during 2013 and the balance is in default.

GE Ionics

On August 31, 2010, the Company entered into a Settlement Agreement relating to a $2,100,000 note payable that was amended on October 30, 2011.  On May 7, 2012, GE informed the Company that it had failed to make any required installment payment that was due and payable under the GE Note and that the Company’s failure to make any such installment payment(s) constituted an Event of Default under the GE Note.   Pursuant to the terms of the GE Note, upon the occurrence of an Event of Default for any reason whatsoever, GE shall, among other things, have the right to (a) cure such defaults, with the result that all costs and expenses incurred or paid by GE in effecting such cure shall bear interest at the highest rate permitted by law, and shall be payable upon demand; and (b) accelerate the maturity of the GE Note and demand the immediate payment thereof, without presentment, demand, protest or other notice of any kind.    Upon an event of default under the GE Note, GE shall be entitled to, among other things (i) the principal amount of the GE Note along with any interest accrued but unpaid thereon and (ii) any and all expenses (including attorney’s fees and expenses) incurred in connection with the collection and enforcement of any rights under the GE Note.

Under the terms of the August 31, 2010 note, interest at the rate of WSJ prime plus 2% is due on the note. Upon default, interest is due at the maximum legal rate which is 10% in the state of Texas. The note matures on September 1, 2013. As of March 31, 2013, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the GE Note and the note is in default. Interest on the note through March 31, 2013, has been accrued pursuant to the terms of the note through May 6, 2012, interest upon default on May 7, 2012, has been accrued at the maximum default rate in the state of Texas which is 10%.

Deferred Compensation Notes

As of March 31, 2013, the Company has a balance of $279,095 payable under deferred compensation, non-interest bearing, notes to its former Chief Executive Officer and its in house counsel. The notes matured December 31, 2012, and the notes are in default.

Revenue Participation Notes

As of March 31, 2013, the Company has an outstanding balance of $172,500 of Revenue Participation Notes comprised as follows:

2012 Revenue Participation Notes	$165,000
2013 Revenue Participation Notes - STW Resources Salt Water Remediation	12,500

Total revenue participation notes	$172,500

2012 Revenue Participation Notes

During February 2012, the Company issued to certain accredited investors (the “Investors”) revenue participation interest notes with a principal amount of $165,000 (the “March 2012 Notes”). These March 2012 Notes mature on January 31, 2017 and carry an interest rate of 12%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish and/or produced water. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received two times their investment amount and 10% of the net revenues thereafter until such time as they have received an additional $295,000 at which time the March 2012 Notes are retired in full. The Investors received warrants to purchase 165,000 shares of the Company’s common stock. These warrants have an exercise price of $0.20, are immediately exercisable and a two year maturity. The Company incurred cash fees of $16,500 which is recorded as a loan origination fee and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet and is being amortized to interest expense, and issued 16,500 warrants under the same terms as those received by the Investors. As of March 31, 2013, the Company has not generated revenue related to these revenue participating notes.

The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.33%; expected volatility of 100%. As the value of the warrants was not significant, the Company did not allocate any portion of the debt proceeds to the warrants, however, the warrants are included in the derivative liability account each reporting period as the Company had insufficient authorized shares to settle outstanding contracts.

2013 Revenue Participation Notes – STW Resources Salt Water Remediation Technology

On March 28, 2013, the Company issued an accredited investor a revenue participation note with a principal amount of $12,500. This note matures five years from the date of issuance, and carries an interest rate of 12%.  Principal and interest payments shall come solely from the Investor’s share of the revenue participation fees from water processing contracts related to brackish and/or produced water.  The Company will pay one-half (50%) of the Net Operating Revenues, after deducting project operational and equipment lease expenses, from the Water Processing Master Services Agreements (“MSA’s”) to all Participants generally (with each Participant’s percentage of the $12,500 investment being paid on a pro-rata basis) until such time as the investor’s share of the $12,500 note has been paid in full, and until such further time as an additional $25,000 has been paid to the investor. Thereafter, all further Revenue Fees shall cease and this Agreement shall be terminated in all respects.

The Company also issued 25,000 warrants in connection with this investment. These warrants have an exercise price of $0.20, are immediately exercisable and expire on various dates through June 30, 2015.

The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.25%; expected volatility of 623%. The Company estimated the value of the warrants to be $1,000 and recorded this loan discount to be amortized to interest expense over the term of the loan.

For the three month periods ended March 31, 2013 and 2012, interest expense on all notes payable described above was $347,877 and $149,858 respectively, which included $28,788 and $7,876, respectively, of amortization of debt discount and debt issuance costs.  As of March 31, 2013 and December 31, 2012, net deferred loan costs were $41,342 and none, respectively, and unamortized debt discount was $57,477 and $80,735, respectively.

NOTE 5 - DERIVATIVE LIABILITY

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

From time to time, the Company has issued notes with embedded conversion features and warrants to purchase common stock. Certain of the embedded conversion features and warrants contain price protection or anti-dilution features that result in these instruments being treated as derivatives, or there were insufficient shares to satisfy the exercise of the instruments.

During the year ended December 31, 2012, the Company used a volatility rate of 100% to value its derivative instruments. This 100% volatility rate was based on management’s estimate of volatility due to the limited trading history of the Company and the fact that it was a development stage company. During the three month period ended March 31, 2013, the Company computed a historical volatility of 623% using daily pricing observations for recent periods. We applied a historical volatility rate during the three months ended March 31, 2013, and future periods, since the Company exited its development stage and commenced commercial operations. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants and embedded conversion features.

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

For the three months ended March 31, 2013 and 2012, respectively, the following are the significant weighted average assumptions used for estimating the fair value of derivative instruments:

	Three months ended		For the year ended
	March 31, 2013 (unaudited)	March 31, 2012	December 31, 2012
Expected life in years	0.60 - 2.40	0.20 - 2.70	0.50 - 3.40
Risk free interest rate	0.11% - 0.25%	0.51%	0.15% - 0.51%
Expected volatility	623%	100%	100%

The following table presents our warrants and embedded conversion options which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of March 31, 2013 and December 31, 2012:

	Level 3 Carrying Value
	March 31, 2013 (unaudited)	December 31, 2012
Embedded Conversion features of 12% notes	$2,389,515	$962,815
Warrants	831,478	83,624
	$3,220,993	$1,046,439

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value on a recurring basis for each reporting period-end.
	For the three months ended March 31, 2013 (unaudited)	For the year ended December 31, 2012
Balance beginning	$1,046,439	$1,491
Issuance of warrants and embedded conversion features		54,197
Change in fair value	2,174,554	990,751
Balance ending	$3,220,993	$1,046,439

NOTE 6 – RELATED PARTY TRANSACTIONS

Officers’ Compensation

During the three month periods ended March 31, 2013 and 2012, we incurred $37,500 and none, respectively, in officers’ consulting fees due our Director, Chairman and CEO, Mr. Stanley Weiner.  As of March 31, 2013 and December 31, 2012, the balances of $188,083, and $155,583, respectively, were payable to Mr. Weiner for his officers’ salary.

During the three month period ended March 31, 2013 and 2012, we incurred $37,500 and none, respectively, in officers’ consulting fees due our Director and Chief Operating Officer, Mr. Lee Maddox.  As of March 31, 2013 and December 31, 2012, the balances of $92,000, and $59,500, respectively, were payable to Mr. Maddox for his officers’ salary.

During the three month period ended March 31, 2013 and 2012, we incurred $22,500, and none, respectively, in general counsel services fees expense with Seabolt Law Group, a firm owned by our Director and General Counsel, Mr. Grant Seabolt.  As of March 31, 2013 and December 31, 2012, the balances of $93,084, and $72,851, respectively, were payable to Seabolt Law Group for these services.

Board and Advisory Board Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.  In December 2011, the Board voted to authorize the issuance of shares in lieu of cash compensation for past services.

Per the Director Agreements, the Company compensates each of the directors through the initial grant of 200,000 shares of common stock and the payment of a cash fee equal to $1,000 plus travel expenses for each board meeting attended, and $75,000 per year as compensation for serving on our board of directors. For the three months ended March 31, 2013, the Company recorded professional fees in the accompanying condensed consolidated statement of operations of $141,812.  For the three months ended March 31, 2013, the Company has accrued compensation due to its directors (both current and former) of $376,812 and as of December 31, 2012 the Company had accrued $235,000, which is calculated based upon time of service and the number of Board meetings attended and is included in accrued compensation in the accompanying condensed consolidated balance sheet.

The Company’s advisory board is comprised of three members. Each advisory board member is granted 56,250 shares upon joining the board and 75,000 shares annually thereafter.

As of March 31, 2013, the Company has a $420,000 related party payable to Black Pearl Energy, LLC that is comprised of $420,000 of common stock payable. The $420,000 represents the value of 7.0 million shares to be issued to Black Pearl Energy, LLC, a company controlled by the Company’s CEO, COO, and General Counsel (Note 3).

NOTE 7 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share.  However, as of the date of this Report, no such shares are issued or outstanding and the Company does not currently have any plans to issue shares of such stock.

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

The Series A-1 Preferred Stock pays dividends of 16% per annum (10% cash and 6% paid-in-kind), payable quarterly in arrears.  Upon an Event of Default (as defined in the Certificate of Designation) the dividend rate shall increase to eighteen percent (18%) per annum, of which 12% is payable in cash and 6% paid-in-kind, until such time as the Event of Default is cured.  Each share of Series A-1 Preferred Stock has a stated value equal to $2.40 per share and is initially convertible at any time into shares of common stock at a conversion price equal to $0.12 per share, subject to adjustment under certain circumstances.   The conversion price of the Series A-1 Preferred Stock is subject to weighted average price adjustment for subsequent lower price issuances by the Company, subject to certain exceptions.   Notwithstanding the foregoing, a holder of Series A-1 Preferred Stock shall not have the right to convert any portion of the Series A-1 Preferred Stock, to the extent that, after giving effect to the conversion, such Holder would beneficially own in excess of 9.9% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of the common stock issuable upon conversion of Series A-1 Preferred Stock held by the applicable holder.  In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A-1 Preferred Stock will be entitled to receive an amount equal to two (2) times the original purchase price for the Series A-1 Preferred Stock, plus all declared and unpaid dividends.

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

Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001.  As of March 31, 2013, the Company had the following securities to acquire the Company’s common stock outstanding:

On March 5, 2013, the board of directors authorized 2,100,000 shares of common stock to be issued to consultants.  These shares were valued at $0.10 per share, the value on March 5, 2013, and reported as fees payable in common stock in the amount of $210,000.

	Number of
	Underlying
	Common	Exercise
Security	Shares	Price	Expire
Warrants associated with the $2.00 Unit Offering	1,948,300	$0.30	2013

Warrants associated with the $2.00 Unit Offering	1,948,300	0.59	2013

Warrants associated with the $2.00 Unit Offering	1,948,300	1.15	2013

Warrants issued for Professional Services	1,500,000	4.00	2014

Warrants associated with the January 14, 2009 Bridge Note	480,000	3.00	2014

Warrants associated with the acquisition of the Company's Preferred Shares outstanding	1,500,000	8.00	2014
Warrants associated with the 12% Convertible Notes	1,641,496	0.02	2014-2015

Warrants associated with Revenue Participation Notes	181,500	0.20	2014

Warrants associated with May 2012 Subscription Agreement	525,000	0.20	2014

Warrants associated with June-September 14% Convertible Notes	550,000	0.20	2014

Warrants associated with November 14% Convertible notes	2,777,500	0.20	2014

Warrants issued to Placement Agent	566,667	0.20	2013
Warrants associated with the 14% Convertible Notes	16,840,371	0.20	2013
Warrants associated with 2013 Revenue Participation Notes	25,000	0.20	2015
Sub-total of Warrants outstanding	32,432,434
Common stock associated with the 12% Convertible Notes plus accrued interest	28,455,750	0.02	2013
Common stock associated with the 14% Convertible Notes plus accrued interest	42,126,187	0.08	2013
Common stock payable as fees	2,100,000	various	2013
Total securities	105,114,371

Warrants

A summary of the Company’s warrant activity and related information during the three months ended March 31, 2013 follows:

	Number of Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	32,407,434	$0.86	0.23	$22,400
Issued	25,000	0.20	2.0	-
Exercised	-
Forfeited	-
Cancelled	-
Expired	-
Outstanding at March 31, 2013	32,432,434	$0.84	0.23	$22,400
Exercisable	32,432,434	$0.86	0.19	$22,400

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Contingencies

Viewpoint Securities, LLC Arbitration.  On or about July 9, 2012, the Company and Stan Weiner, the Company's chief executive officer, received a demand for arbitration with the American Arbitration Association. The demand was filed by Viewpoint Securities LLC ("VP"), who entered into that certain engagement agreement, dated March 9, 2008, as amended on March 9, 2008, November 10, 2008, January 1, 2009, February 5, 2010, and December 1, 2010, pursuant to which the Company retained VP to act as its financial and capital markets advisor regarding equity and debt introduced by VP to the Company.  The demand alleges breach of contract, breach of the covenant of good faith and fair dealings, negligence prayer for commissions and expenses incurred by VP in its efforts to provide introductions and attempt to provide financing to the Company from March 9, 2008 through February 2, 2012, the date of termination of the Agreement.  VP seeks, among other things, $216,217 and a warrant to purchase 566,667 shares of the Company's common stock.  The Company believes that it has valid defenses and intends to contest these claims vigorously.  On August 18, 2012, VP dismissed Stan Weiner from the claim with prejudice.  On February 5, 2013, the Company caused an answer to the complaint to be filed on behalf of the Company, denying the allegations and asserting, among other things, the course of business conduct, lack of FINRA status post termination and recognition of third party entitlement to amounts owed.  The arbitration has gone through the discovery phase and a final hearing was held on February 03, 2014.  As of February 10, 2014, the arbitrator has not issued a ruling on this matter.  The condensed consolidated financial statements reflect $202,727 of this liability.

GE Ionics, Inc. Lawsuit. On May 22, 2013, GE filed a lawsuit against STW in the Supreme Court of the State of New York, County of New York, Index No. 651832/2013 (the “GE Lawsuit”). Although the lawsuit arises out of STW’s obligations to GE under its Settlement Agreement with GE (described more fully in Item 4 Debt, GE Ionics), upon which STW owed GE $2.1 million plus interest, GE has elected to forgo suit on the settlement amount and sue STW for the original debt of $11,239,437, plus interest and attorneys’ fees (the “Original Debt”). As such, STW filed its Answer and asserted that it is entitled to and shall pursue all of its available legal and equitable defenses to the Original Debt, inasmuch as GE has, among other things, failed to discount the Original Debt sued upon by the amounts that it recovered through re-use and re-sale of the equipment it fabricated for STW. Management has not accrued the original amount of the debt because the probability of recovery is remote.

Marcus Muller and Roy Beach Promissory Notes. On March 2, 2012, counsel for Marcus Muller and Roy Beach sent a demand letter to the Company demanding payment on two 12% Convertible Notes by the Company to Messrs. Muller and Beach. The notes in an original principal amount of $25,000 each, were issued on August 13 and 18, 2010 and were in a default status. Muller and Beach’s counsel threatened to initiate Chapter 7 Involuntary Bankruptcy proceedings against the Company, but did not disclose who the necessary third debtor was who had an alleged liquidated and uncontested claim. Since that date, the Company has made many payments to Muller and Beach, and the Company is confident this matter will be resolved.

NOTE 9 – SUBSEQUENT EVENTS

Increase in Share Authorization

Prior to the July 12, 2013, amendment to our Articles of Incorporation to increase our authorized capital from 100,000,000 shares of common stock to 250,000,000 shares of common stock (the "Amendment"), we did not have sufficient shares of authorized capital to meet all of our outstanding security obligations.   The increase in share authorization on July 12, 2013, resulted in a $1,977,372 reduction of the derivative liability.

Formation of New Subsidiaries

On June 25, 2013, the Company formed a new subsidiary, a 75% limited liability company (“LLC”) interest in STW Energy Services, LLC (“STW Energy”). The remaining 25% non-controlling interest in STW Energy is held by Crown Financial, LLC, a Texas Limited Liability Company (“Crown” or “Crown Financial”).

Effective June 30, 2013, STW Resources Holding Corp. (the “Company”) formed a new subsidiary, STW Oilfield Construction, LLC (“Oilfield Construction”), a Texas limited liability company. The Company is the sole member of Oilfield Construction, owning 100% of the membership interest in such entity, which is managed by the Company's CEO and COO, as well as one of the Company's directors and an employee of the Company.

Effective September 20, 2013, the Company formed another new subsidiary, STW Pipeline Maintenance & Construction, LLC (“Pipeline Maintenance”), a Texas limited liability company. The Company is the sole member of Pipeline Maintenance, owning 100% of the membership interest in such entity, which is managed by its members.

Employment Agreements

On September 23, 2013, one of our wholly owned subsidiaries, STW Pipeline Maintenance & Construction, LLC (“Pipeline Maintenance”), entered into an Executive Employment Agreement with Adam Jennings to serve as Pipeline Maintenance's President (the "Jennings Agreement") for a term of one year, unless otherwise terminated or mutually extended.  The Company is a party to the Jennings Agreement only to the extent of the obligations it is required to perform under the Jennings Agreement; Mr. Jennings is not an employee of the Company.  Pursuant to the Jennings Agreement, Mr. Jennings may not accept other employment or engage in activity that may interfere with his duties under the agreement without obtaining the Company's prior written consent.  The Company also agreed to issue an aggregate of 1,200,000 shares of its common stock to Mr. Jennings as a signing bonus, to be issued in four (4) equal installments on each consecutive 90th day following Mr. Jennings employment; provided however that the first installment shall be paid within 30 days of signing the agreement and if Mr. Jennings voluntarily terminates employment before September 20, 2014, he shall return the most recently received installment of such signing bonus back to the Company.  The Company also has sole discretion to grant Mr. Jennings stock options in the Company.  Mr. Jennings is also entitled to receive 10% of Pipeline Maintenance's distributable limited liability company net profits during his employ.  The Company has sole rights to terminate Mr. Jennings' employment for cause. The value of the first installment of the signing bonus of 300,000 shares of common stock was recorded on September 23, 2013 as fees payable in common stock.

On September 20, 2013, the Company entered into an Executive Employment Agreement with Joshua Brooks (the "Brooks Agreement"), to serve as the Company's Vice President of Operations, primarily focusing on the Company's oilfield construction, services and maintenance operations and to observe and learn the other activities that the Company is involved in including water processing.  The term of the Brooks Agreement is for a term of one year, unless otherwise terminated or mutually extended.  Pursuant to the Brooks Agreement, Mr. Brooks is entitled to an annual salary of $120,000, which shall be paid on a quarterly basis, in shares of the Company's common stock at a price per share equal to the weighted average trading value of such stock during the same quarter.   As incentive to help develop the operation and profitability of Pipeline Maintenance, Mr. Brooks is entitled to an aggregate of an additional 4,000,000 shares of the Company's common stock upon the occurrence of certain Company milestones in gross sales and/or profit.  As a signing bonus, the Company shall issue Mr. Brooks 2,000,000 shares of its common stock, which Mr. Brooks must return on a pro-rata basis, if he voluntarily resigns before March 20, 2014.  Mr. Brooks shall be entitled to bonuses and stock options, which the Company may award and grant in its sole discretion, and to the benefits offered to similarly situated executives.  The Company shall reimburse Mr. Brooks for reasonable business expenses he incurs while carrying out his duties under the Brooks Agreement, and they shall also reimburse him for use of his personal vehicle at standard mileage rates and provide him with a laptop computer and cellular phone, if needed to carry out such duties.  The Company shall indemnify Mr. Brooks to the fullest extent permitted under Nevada law.  Unless Mr. Brooks is terminated for cause by the Company, which they maintain the right to do, or as a result of disability, Mr. Brooks is entitled to certain severance as set forth in the Brooks Agreement.  Mr. Brooks maintains the right to terminate his employment at any time upon 30 days advance written notice and shall be entitled to all compensation payable up through such thirtieth day, after which all of the Company's obligations (other than indemnification and specific benefits) shall cease.  Pursuant to the Brooks Agreement, Mr. Brooks is under a 1 year non-compete/solicitation agreement. The value of the signing bonus of 2,000,000 shares of common stock was recorded as fees payable in common stock on September 20, 2013.

Service Agreements

During September and October, 2013, the Company has entered into service agreements with two of its executive officers pursuant to which such officers agreed to provide a personal guaranty to lenders and/or suppliers from which the Company's subsidiary, STW Oilfield Construction, LLC ("Oilfield Construction"), seeks to rent or purchase equipment, as specified in each agreement.  In consideration for the personal guaranty, the Company agreed to issue each such officer with that number of shares of its common stock, valued at $0.12 per share, as is equal to the amount of the guaranty (the "Guaranty Shares").  The value of the 548,700 shares of common stock was recorded on September 24, 2013, as fees payable in common stock. The Company maintains the right to terminate these service agreements at any time with written notice.  The term of each agreement/guaranty is for 6 months.  The following table provides salient information about these services agreements, each of which are attached as an exhibit to this Report.

Name and Title	Date of Agreement	Amount of Personal Guaranty		Guaranty Shares	No. of Shares Owned Following Receipt of Guaranty Shares
Joshua Brooks, Vice President of Operations	September 24, 2013	$45,800	(1)	382,000	382,000

Lee Maddox, Chief Operating Officer	October 1, 2013	$20,000		166,700	2,541,700

(1) Pursuant to the service agreement with Mr. Brooks, any amounts due on a related defaulted lease in excess of 20% of the amount of the personal guaranty, shall be the Company's obligation.  If Brooks' employment with the Company is terminated, the Company shall use its best commercial efforts to have it or a third party assume Brooks' guarantee obligations.

Services Revenues from Master Services Agreements

During August and September 30, 2013, the Company entered into Master Services Agreements (“MSA”) with several major oil & gas companies including Anadarko Petroleum Company, Apache Corporation, Diamondback E&P, Pioneer Natural Resources USA, Reliance Energy, Atlas Pipeline Holdings, and Targa Resources LLC. These MSAs contract the Company to provide a range of oil & gas support services including oilfield site construction and maintenance, pipeline maintenance, oil rig cleaning, site preparation, energy support services, and other oil & gas support services.  The Company bills these customers pursuant to purchase orders issued under the MSAs. The revenues billed include hourly labor fees and equipment usage fees. The Company realizes revenues from these contracts as the services are performed under the customer purchase orders.

Investment in Black Wolf, LLC

On October 14, 2013, we entered into a Rescission Agreement with Black Pearl Energy, LLC, pursuant to which Black Pearl Energy, LLC has agreed to cancel the Exchange Agreement and unwind the transaction in its entirety; as part of the cancellation, we are not required to issue the Pearl Shares and Black Pearl Energy, LLC has agreed to indemnify the Company from any and all potential liabilities associated with or arising out of the Black Pearl's business.   Accordingly, the $420,000 asset “Investment in Black Wolf, LLC” and the $420,000 payable to related party, Black Pearl Energy, LLC, were reversed effective October 14, 2013.

Factoring Agreements

Crown Financial LLC Factoring Agreement

On June 21 2013, STW Energy Services, LLC (“STW Energy”) entered into an accounts purchase facility with Crown Financial, LLC, pursuant to an Account Purchase Agreement (the “Accounts Purchase Agreement”), pursuant to the Texas Finance Code.

The Accounts Purchase Agreement shall continue until terminated by either party upon 30 days written notice.  The Accounts Purchase Agreement is secured by a security interest in substantially all of STW Energy’s assets pursuant to the terms of a Security Agreement. Under the terms of the Accounts Purchase Agreement, Crown Financial may, at its sole discretion, purchase certain of the STW Energy’s eligible accounts receivable. Upon any acquisition of an account receivable, Crown will advance to STW Energy up to 80% of the face amount of the account receivable; provided however, that based upon when each invoice gets paid, Crown shall pay STW Energy a rebate percentage of between 0-18.5% of the related invoice. Each account receivable purchased by Crown will be subject to a discount fee of 1.5% of the gross face amount of such purchased account for each 30 day period (or part thereof) the purchased account remains unpaid. Crown will generally have full recourse against STW Energy in the event of nonpayment of any such purchased account.

The Accounts Purchase Agreement contains covenants that are customary for agreements of this type and appoints Crown as attorney in fact for various activities associated with the purchased accounts receivable, including opening STW Energy’s mail, endorsing its name on related notes and payments, and filing liens against related third parties. The failure to satisfy covenants under the Accounts Purchase Agreement or the occurrence of other specified events that constitute an event of default could result in the acceleration of the repayment obligations of the Company or Crown enforcing its rights under the Security Agreement and take possession of the collateral. The Accounts Purchase Agreement contains provisions relating to events of default that are customary for agreements of this type.

Joshua Brooks Factoring Agreement

On September 26, 2013, STW Oilfield Construction, LLC (Oilfield Construction) entered into an accounts receivable factoring facility (the “Factoring Facility”) with Mr. Joshua Brooks, the Company's Vice President of Operations, pursuant to a Loan Agreement (the “Factoring Agreement”), which shall not be deemed an account purchase agreement pursuant to the Texas Finance Code.  The Factoring Facility includes a loan in the amount of $225,000.

The Factoring Facility shall continue until terminated by either party upon 30 days written notice.  The Factoring Facility is secured by a security interest in substantially all of Oilfield Construction's assets pursuant to the terms of a Security Agreement. Under the terms of the Factoring Agreement, Joshua Brooks may, at his sole discretion, purchase certain of the Company’s eligible accounts receivable. Upon any acquisition of an account receivable, Brooks will advance to the Company up to 80% of the face amount of the account receivable; provided however, that based upon when each invoice gets paid, Mr. Brooks shall pay Oilfield Construction a rebate percentage of between 0-18.5% of the related invoice. Each account receivable purchased by Mr. Brooks will be subject to a factoring fee of 1.5% of the gross face amount of such purchased account for each 30 day period (or part thereof) the purchased account remains unpaid. Mr. Brooks will generally have full recourse against the Company in the event of nonpayment of any such purchased account.

The Factoring Agreement contains covenants that are customary for agreements of this type and appoints Joshua Brooks as attorney in fact for various activities associated with the purchased accounts receivable, including opening Oilfield Construction's mail, endorsing its name on related notes and payments, and filing liens against related third parties. The failure to satisfy covenants under the Factoring Agreement or the occurrence of other specified events that constitute an event of default could result in the acceleration of the repayment obligations of the Company or Mr. Brooks enforcing its rights under the Security Agreement and take possession of the collateral. The Factoring Agreement contains provisions relating to events of default that are customary for agreements of this type.

The Company has guaranteed performance of certain of Oilfield Construction's obligations under the Factoring Agreement, pursuant to a Guaranty Agreement with Mr. Brooks, pursuant to which the Company shall guaranty payment of the loan and the related indebtedness thereon.  Pursuant to the Guaranty Agreement, Mr. Brooks may take all reasonable steps to take and hold security for the payment of the obligations under the Guaranty Agreement and the Company granted Mr. Brooks a security interest in any claims the Company may have against Mr. Brooks or Energy Services, as well as the proceeds of any of the foregoing, any of which Mr. Brooks may retain without notice at any time until the guaranteed obligations are paid in full.  Pursuant to the Guaranty Agreement, the Company may not, without Mr. Brooks' prior written consent, transfer or otherwise dispose of a material portion of the Company's assets or any interest thereon.

Conversion of 12% Convertible notes and accrued interest into common stock

On June 6, 2013, one of the note holders converted their 12% Convertible Note of $15,000 and $6,966 of accrued interest into 1,103,500 shares of common stock valued at $66,209 at the date of issuance, resulting in an expense of $44,243 upon conversion of this debt into common stock.

During January, 2014, we issued 6,824,500 shares of our common stock to two accredited investors upon their conversion of $225,000 of principal and $116,225 accrued interest of the investors’ 12% convertible notes.

Conversion of 12% Convertible notes

On January 15, 2014, the Company paid $50,000 of principal and $5,532 in accrued interest on two the notes, leaving an unpaid principal balance of $350,000 on these notes.

Conversion of 14% convertible notes payable

During January, 2014, we issued 312,500 shares of our common stock to an accredited investor upon the investor’s conversion of $25,000 of principal of a 14% convertible note.

Short term note payable

On August 1, 2013, the Company entered in to an unsecured loan agreement in the amount of $20,000 with a private investor. The loan matures on February 1, 2014 and bears interest at effective rate of 20%.   The Company made a $10,000 principal payment on this note.

The Company also issued 200,000 warrants that bear an exercise price of $0.20 and expire on August 1, 2015.The Company valued the warrants at $12,000 using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.25%; expected volatility of 623%. The value of the warrants was recorded as a loan fee that was expensed during the three month period ended March 31, 2013.

Debt Financing with Revenue Participation Interests

2013 Revenue Participation Notes – STW Resources Salt Water Remediation Technology

During June and November, 2013, the Company issued to nine accredited investors revenue participation notes with an aggregate principal amount of $290,000. These notes mature five years from the date of issuance, and carry an interest rate of 12%.  Principal and interest payments shall come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish and/or produced water.  The Company will pay one-half (50%) of the Net Operating Revenues, after deducting project operational and equipment lease expenses, from the Water Processing Master Services Agreements (“MSA’s”) to all Participants generally (with each Participant’s percentage of the $302,500 investment being paid on a pro-rata basis) until such time as each Participant’s share of the $302,500 Note has been paid in full, and until such further time as an additional $302,500 has been paid to the Participants in relation to each Participant’s share of the $302,500  investment.  Thereafter, all further Revenue Fees shall cease and this Agreement shall be terminated in all respects.

The Company also issued 580,000 warrants in connection with this investment. These warrants have an exercise price of $0.20, are immediately exercisable and expire on various dates through June 30, 2015.

2013 Original Issue Discount Notes with Revenue Participation Interest – STW Energy, LLC

During August and October, 2013, the Company issued to two accredited investors revenue participation notes with an aggregate principal amount of $130,000 and an original issue discount of $30,000, yielding net cash proceeds of $100,000 to the Company. These note mature eighteen (18) months from the date of issuance and carry stated interest rates of 6%. Principal and interest payments shall come solely from the Investors’ share of the revenue participation fees from STW Energy services contracts. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full. The Company also issued 65,000 warrants in connection with this investment. The warrants bear an exercise price of $0.30 per share and expire on various dates through June 30, 2015.

The 6% original issue discount notes with revenue participation interests (the "Notes") were issued pursuant to a private offering (the "Notes Offering"), with a maximum offering size of $325,000.  The Notes maintain an original issue discount of $75,000 and are due on or before March 26, 2015; all payments on the Notes shall come solely from the Note holder's share of the revenue participation fees, as hereinafter explained.  The Company shall pay each Note Holder out of the Company's share of the Net Operating Revenues; as such term is defined in the Note, of its STW Energy Services, LLC ("Energy Services") subsidiary, until each Note has been paid in full.   All payments shall be made on a quarterly basis; provided however that only interest shall be paid in the first quarter and thereafter; payments shall follow the payment schedule set forth in the Notes.  If payments are not made on the schedule payment date, interest on the Notes shall increase to 18% until the Notes are paid in full.   In consideration for the Note, the Company shall issue 2 year warrants to purchase one share of common stock for each two dollars of such holder's investment, at an exercise price of $0.30 per share; provided however, that the Company shall only issue an aggregate of warrants to purchase up to 162,500 shares.  The Notes are secured by a continuing security interest in the Company's net revenues and proceeds thereof.

2013 Convertible Original Issue Discount Notes with Revenue Participation Interest – STW Oilfield Construction, LLC

During September and October, 2013, the Company issued to three (3) accredited investors convertible revenue participation notes with an aggregate principal amount of $117,804 and an original issue discount of $27,186, yielding net cash proceeds of $90,618 to the Company. These notes mature eighteen (18) months from the date of issuance and carry stated interest rates of 6%. Principal and interest payments shall come solely from the Investors’ share of the revenue participation fees from STW Oilfield Construction services contracts. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full. The Company also issued 235,608 warrants in connection with this investment. The warrants bear an exercise price of $0.30 per share and expire on September 27, 2015.  The notes are is convertible into 981,700 shares of the Company’s common stock.

The 6% convertible original issue discount notes with revenue participation interests (the "Notes") were issued pursuant to a private offering (the "Notes Offering"), with a maximum offering size of $325,000.  The Notes maintain an original issue discount of $75,000 and are due on or before March 26, 2015; all payments on the Notes shall come solely from the Note holder's share of the revenue participation fees, as hereinafter explained.  The Company shall pay each Note Holder out of the Company's share of the Net Operating Revenues; as such term is defined in the Note, of its STW Oilfield Construction, LLC ("Construction ") subsidiary, until each Note has been paid in full.  All payments shall be made on a quarterly basis; provided however that only interest shall be paid in the first quarter and thereafter, payments shall follow the payment schedule set forth in the Notes.  If payments are not made on the schedule payment date, interest on the Notes shall increase to 18% until the Notes are paid in full.  The Notes are convertible into shares of the Company's common stock at $0.12 per share, subject to adjustment for standard anti-dilution features.  In consideration for the Notes, the Company shall issue 2-year warrants to purchase two shares of common stock for each one dollar of such holder's investment, at an exercise price of $0.30 per share; provided however, that the Company shall only issue an aggregate of warrants to purchase up to 650,000 shares.  The Company is required to reserve a sufficient number of shares to be able to issue all of the shares underlying the Notes if same are fully converted.  The Notes are secured by a continuing security interest in the Company's net revenues and proceeds thereof.

2013 Convertible Original Issue Discount Notes with Revenue Participation Interest – STW Pipeline Maintenance and Construction, LLC

During October and November, 2013, the Company issued to two accredited investors convertible revenue participation note with an aggregate principal amount of $207,115 and an original issue discount of $27,015, yielding net cash proceeds to the Company of $180,100 These notes mature eighteen (18) months from the date of issuance and carries a stated interest rate of 6%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from STW Pipeline Maintenance contracts. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full.

The 6% convertible original issue discount notes with revenue participation interests (the "Notes") were issued pursuant to a private offering (the "Notes Offering"), with a maximum offering size of $325,000.  The Notes maintain an original issue discount of $75,000 and are due on or before March 26, 2015; all payments on the Notes shall come solely from the Note holder's share of the revenue participation fees, as hereinafter explained.  The Company shall pay each Note Holder out of the Company's share of the Net Operating Revenues; as such term is defined in the Notes, of its STW Pipeline Maintenance and Construction, LLC ("Pipeline") subsidiary, until each Note has been paid in full.  All payments shall be made on a quarterly basis; provided however that only interest shall be paid in the first quarter and thereafter, payments shall follow the payment schedule set forth in the Note.  If payments are not made on the schedule payment date, interest on the Notes shall increase to 18% until the Note is paid in full.  The Notes are convertible into shares of the Company's common stock at $0.12 per share, subject to adjustment.  In consideration for the Notes, the Company issued 414,230 2-year warrants to purchase two shares of common stock for each one dollar of such holder's investment, at an exercise price of $0.30 per share; provided however, that the Company shall only issue an aggregate of warrants to purchase up to 650,000 shares.  The Company is required to reserve a sufficient number of shares to be able to issue all of the shares underlying the Notes if same are fully converted.  The Notes are secured by a continuing security interest in the Company's net revenues and proceeds thereof.

The Company requires capital to pay service providers needed to bring the Company current in its SEC filings.  To that end, the Company agreed to a very specific use of proceeds for the October Offering, including paying specific amounts to the Company's auditor, counsel and chief financial officer services.  Accordingly, the parties entered into an Escrow Agreement, pursuant to which all of the proceeds from the October Offering shall be held in an escrow account.  Pursuant to the Escrow Agreement, Seabolt Law Group shall act as escrow agent.  Mr. Seabolt, one of the Company's directors and general corporate counsel, is the principal of the Seabolt Law Group.

Note payable to Crown Financial, LLC

On June 26, 2013, STW Energy Services, LLC entered into a loan agreement with Crown Financial, LLC for a $1.0 million loan facility to purchase machinery and equipment for STW Energy Services. The note matures on June 25, 2016, and bears interest at 15%.   Commencing November 1, 2013, monthly principal and interest payments are due on the note over a thirty-three month period. The note is secured by all assets of STW Energy Services. LLC.

In lieu of a cash loan fee, the Company issued 4,000,000 warrants in connection with this loan agreement. These warrants have an exercise price of $0.20, are immediately exercisable and a two year maturity.  The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.25%; expected volatility of 623%. The Company estimated the value of the warrants to be $159,996 and recorded this loan fee a prepaid loan fee to be amortized to interest expense over the term of the loan.

Equipment Finance Contracts

During the September 2013, the Company financed the purchase of vehicles and other equipment with equipment finance contracts from various banks and finance institutions in the aggregate amount of $309,898.  The contracts mature in five years and bear interest rates ranging from 3.8% to 5.3%. The contracts are secured by the associated equipment.

Debt Extension

During 2012, the Company issued to certain accredited investors, new 14% Convertible Notes with an aggregate principal amount of $2,380,975.  The Company also issued 566,667 to the placement agent warrants under the same terms.  These notes are due on November 30, 2013 and otherwise have the same terms as the 14% Notes the Company issued in 2011.  In light of the Company's current cash position, we recently received consent to extend the maturity date of such notes (the "Extension") from the holders of approximately 72% of the outstanding principal amount of such notes and we continue to seek the consent form the remaining note holders.  Pursuant to the Extension, the maturity date shall be extended to June 1, 2015.  In consideration for their consent to the Extension, the Company agreed to issue each of the consenting note holders additional shares of the Company's common stock in an amount equal to one half of the original principal amount of such holder's note.

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

Default on 14% convertible notes payable

On November 30, 2013, $98,260 of the Company’s 14% convertible notes payable matured and are in default. During January 2014, a holder of $25,000 of these 14% convertible notes payable converted the note into 312,500 of the Company’s common stock, reducing the principal balance of 14% notes payable in default to $73,260.

14% convertible notes Paid In Kind “PIK” interest offering

As part of our effort to free up critical capital necessary to carry out our business plans and increase shareholder value, the Company has recently received consent from certain of its outstanding note holders to receive accrued interest in shares of our common stock (the "PIK Shares"), rather than in cash as required by related note agreement.  Upon consent, the PIK Shares are being issued at the rate of $0.08 per share.  As of the date of this Report, we have agreed to issue a total of 6,004,619 PIK Shares to those note holders who have consented to receiving same.  As of the date of this Report, we have outstanding accrued interest in the amount of $751,428 for which we are seeking consent to pay in PIK Shares, to which if we receive consent, would require us to issue an additional 3,388,229 PIK Shares.

Issuance of Common Stock

On June 6, 2013, the Company issued 1,103,500 shares of its common stock valued at $66,209 as conversion of $21,966 of principal and interest on its 14% convertible notes payable.

On September 16, 2013, the Company issued 5,043,750 shares of its common stock in payment of accrued board of directors and advisory board fees. These shares were issued at a value of $302,625 based on the value on September 16, 2013, the date of issuance.

On September 16, 2013, the Company issued 2,100,000 shares of its Common stock in payment of accrued consulting fees. These shares were issued at a value of $0.10 per share based on the value on March 5, 2013, the date that the board of directors approved the payment in shares.  At the time of the March 5, 2013, board action to approve the payment of the accrued fees in stock, the Company did not have adequate shares authorized to settle the contracts so the issuance of shares was delayed until September 16, 2013.  These shares were issued on September 16, 2013, at a value at the time of issuance of $126,000, resulting in reduction of accrued consulting fees of $84,000.

Between October 7, 2013 and January 31, 2014, the Company issued 4,400,000 of its common shares to consultants for services rendered. During this period the Company also issued 2,300,000 shares as signing bonuses pursuant to employment contracts, 2,000,000 of which were issued to the Company’s vice president of operations and 300,000 of which were issued by the Company to the president of one of its wholly-owned subsidiaries, STW Pipeline Maintenance & Construction LLC, pursuant to the terms of such persons contract with STW Pipeline Maintenance & Construction LLC.

Unit offering of Common Shares

Between November 22, 2013 and February 10, 2014, we sold an aggregate of 5,312,500 units pursuant to a Share Purchase Agreement (the "Purchase Agreement") to eleven (11) accredited investors (the "Investors"), each consisting of (a) one share of common stock and (b) one, 2 year, common stock purchase warrant to purchase one share of common stock at an exercise price of $0.20 per share, subject to adjustment (the "Warrants," collectively with the shares of common stock, the "Units").  Each Unit had a purchase price of $0.08, and the Company received an aggregate of $425,000 in gross funding in the transaction (the "Offering").

The Purchase Agreement contains representations and warranties by the Company and the investors which are customary for transactions of this type such as, with respect to the Company: organization, good standing and qualification to do business, capitalization, subsidiaries, authorization and enforceability of the transaction and transaction documents; valid issuance of stock, consents being obtained or not required to consummate the transaction, litigation, compliance with securities laws; and no brokers used, and with respect to the investors: authorization, accredited investor status and investment intent.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

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

Forward-looking statements are subject to risks and uncertainties, certain of which are beyond our control.  Actual results could differ materially from those anticipated as a result of the factors described in the “Risk Factors” and detailed in our other Securities and Exchange Commission filings.  Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; and advances in technology that can reduce the demand for the Company's products.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.

Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire.  Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section and elsewhere in this report.

The Company disclaims any obligation to update the forward-looking statements in this report.

Overview

The Company is a corporation formed to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas.  The Company has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana and the Appalachian Basin of Pennsylvania and West Virginia.  The Company, in conjunction with energy producers, operators, various state agencies and legislators, is working to create an efficient and economical solution to this complex problem.  The Company is also evaluating the deployment of similar technology in the municipal wastewater industry.

The Company’s operations are located at 3424 South County Road, Midland, Texas 79706.

On January 17, 2010, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with STW Acquisition, Inc. (“Acquisition Sub”), a wholly owned subsidiary of STW Resources, Inc. (“STW”) and certain shareholders of STW controlling a majority of the issued and outstanding shares of STW. Pursuant to the Merger Agreement, STW merged into the Acquisition Sub resulting in an exchange of all of the issued and outstanding shares of STW for shares of the Company on a one for one basis. At such time, STW became a wholly owned subsidiary of the Company (the “Merger”), which was effected on February 12, 2010.  In consideration for the Merger, the Company issued an aggregate of 31,780,004 ("the STW Acquisition Shares") shares of common stock to the shareholders of STW at the closing of the Merger and all derivative securities of STW as of the Merger became derivative securities of the Company including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

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

The Report of Independent Registered Public Accounting Firm related to our December 31, 2012 consolidated financial statements includes an explanatory paragraph stating that the recurring losses and negative cash flows from operations since inception and our working capital deficiency at December 31, 2012 raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Developments

On January 8, 2013, the Company and Black Pearl Energy, LLC, an entity controlled by Stan Weiner and Lee Maddox, the Company’s Chief Executive Officer and Chief Operating Officer, respectively (“BPE”), entered into an equity exchange agreement (the “Agreement”) pursuant to which BPE transferred 10% of the outstanding membership interests of Black Wolf Enterprises, LLC, (“Black Wolf”) to the Company in exchange for 7,000,000 shares of the Company’s common stock. The Company’s shares will be issued once its articles of incorporation are amended to increase the number of authorized shares of common stock.  Black Wolf currently commercializes the expertise and services of Lone Wolf Resources, LLC, an environmental and civil construction company operating in the oil and gas industry (“Lone Wolf”). Lone Wolf has worked with the Department of Transportation and the Texas Commission on environmental quality to shape the standards for processing hydrocarbon-impacted soils to a reusable road base. Lone Wolf has completed projects internationally and throughout the United States, including the world's largest in-situ thermal remediation project. BPE is an oilfield service company that has developed an evaporation cover that is conservation friendly, economical and can be floated on to existing ponds or installed during construction for the elimination of evaporation on frac ponds used throughout the oilfield. BPE also provides high quality liners with fusion-welded seams, quality control testing including air tests of seams and destruction testing in West Texas and Eastern New Mexico, and intends to expand into South Texas during the first quarter of this year. Black Wolf combines Lone Wolf’s and BPE’s services and constructs drill sites, reserve pits, frac ponds, roads, pit closings, liners, leak detection systems, evaporation covers, and provides associated maintenance. Black Wolf also offers turnkey services for H-11 permitted ponds; including surveys, engineering and design, and permitting for storage of produced and brine waters as well as utilize proprietary technologies employed by Lone Wolf in the reclamation of hydrocarbon-impacted soils. Black Wolf is currently negotiating on a number of multi-well packages with many of the largest oil and gas producers in West Texas. After 4 months of operations, Lone Wolf initiated their termination clause with Black Pearl and Black Wolf.   As a result, Black Wolf was dissolved and we sought to terminate the Exchange Agreement since our investment would no longer be of any value.  On October 14, 2013, we entered into a Rescission Agreement with BPE, pursuant to which BPE has agreed to cancel the Exchange Agreement and unwind the transaction in its entirety; as part of the cancellation, we are not required to issue the Pearl Shares and BPE agreed to indemnify the Company from any and all potential liabilities associated with or arising out of the Black Pearl's business.

On January 01, 2013, a majority of the shareholders approved the increase of the authorized number of shares of common stock from 100,000,000 to 250,000,000.

On March 7, 2013, the Company filed a certificate of designation to its articles of incorporation, as amended, with the Secretary of State of the State of Nevada whereby it designated 210,000 shares of preferred stock as series A-1 preferred stock (the “Series A-1 Preferred Stock”), although no shares of such class are currently outstanding and the Company does not currently have any plans to issue shares of such stock.  (See Note 8)

Plan of Operations

For the next twelve months, our current operating plan is focused on providing water reclamation services to oil & gas producers and other commercial ventures in Texas. Water reclamation services include treating brackish water for use in fracking operations, landscaping and other commercial applications and reclaiming produced water.

As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations. Our continuation as a going concern subsequent to the quarter ended March 31, 2013 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. Based on our current business plan, we currently estimate we will need up to an additional $3 million of new capital to execute our business plan through the year ended December 31, 2013.  There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern.

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

Three months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Our revenue, operating expenses, and net loss from operations for the three month period ended March 31, 2013 as compared to the three month period ended March 31, 2012 were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended,
	March 31, 2013 (unaudited)	March 31, 2012	Change	Percentage Change Inc (Dec)
REVENUES	$541,000	$--	$541,000	100.0%
COSTS OF REVENUES	459,634	--	(459,634)	(100.0%)
Gross Profit	81,366	--	81,366	100.0%
OPERATING EXPENSES:
General and administrative	606,764	255,445	(351,319)	(137.5%)
Total operating expenses	606,764	255,445	(351,319)	(137.5%)
Loss from operations	(525,398)	(255,445)	(269,953)	(100.1%)
Interest expense	(347,877)	(149,858)	(198,019)	(132.1%)
Change in fair value of shares issued to note holder	--	81,787	(81,787)	100.0%
Change in derivative liability	(2,174,554)	(1,224,356)	(950,198)	(77.6)%
Net Loss	$(3,047,829)	$(1,547,872)	$(1,449,957)	(96.9)%

Revenues:  Revenues consist of the design, build and delivery of a proprietary water desalinization facility. Total revenues for the three months ended March 31, 2013 were $541,000, compared to no revenues during the three months ended March 31, 2012. The increase in revenues is attributable to the completion of a contract during the quarterly period ended March 31, 2013, with the Ranchland Hills Golf Club in Midland, Texas.  During the quarterly period ended March 31, 2012, we did not realize any revenues.

Cost of Revenues:  Total costs of revenues for the three months ended March 31, 2013 were $459,634, and are attributable to the costs of the contract to design, build and deliver a proprietary water desalinization facility. During the quarterly period ended March 31, 2012, we had no revenues nor associated costs of revenues.

Gross Profit:  Gross Profit from the contract to design, build and deliver a proprietary water desalinization facility was $81,366 during the quarter ended March 31, 2013. During the quarterly period ended March 31, 2012, we had no gross profit.

General and Administrative Expense: General and administrative expenses increased $351,319 or 137.5% to $606,964 for the three months ended March 31, 2013 from $255,455 for the three months ended March 31, 2012.  Our general and administrative expenses for the three months ended March 31, 2013  consisted of general and administrative expense of $7,237, professional fees of $139,664, consulting fees of $314,214, insurance of $2,835 and board of director fees of $142,814, for a total of $606,764. Our operating expenses for the three months ended March 31, 2012 consisted of general and administrative expense of $66,050, salaries and benefits of $5,138, professional fees of $41,632, board of director fees of $125,750, and fair value of shares issued to consultants for services of $16,875, for a total $255,445.  The reason for the increase in comparing the three months ended March 31, 2013 to the corresponding period for 2012 was mainly due to the increase in business development costs within general and administrative expense, the increase in salaries and benefits for employees, and the increase in the board of director fees.  During the three month periods ended March 31, 2013 and 2012, non-cash expenses relating to consulting fees included in general and administrative expenses were $210,000 and $16,875, respectively.

Interest Expense:  Interest expense increased by $198,019 to $347,877 for the three month period ended March 31, 2013 from $149,858 for the three month period ended March 31, 2012.  The increase is due to additional interest expenses incurred on additional debt financing incurred by us since March 31, 2012, and additional interest expense associated with the default on the GE settlement note.

Change in Fair Value of the derivative liability: During the three month period ended March 31, 2013, we recorded a $2,174,554 expense due to the change in the fair value of the derivative liability from December 31, 2012.  During the three month period ended March 31, 2012, we recorded a $1,224,356 expense due to the change in the fair value of the derivative liability from December 31, 2011, a net difference of $950,198. The reason for the decrease in comparing the three months ended March 31, 2013 to the corresponding period for 2012 was mainly due to the change in the fair value of derivatives largely attributable to the increase in volatility rate from 100% for 2012 to a historical rate of 623% for 2013.

Net Loss:  Net loss increased by $1,449,957, or 96.9%, to a net loss of $3,047,829 for the three month period ended March 31, 2013 from a net loss of $1,547,872 for the three month period ended March 31, 2012.  This net loss reflects the increased operating expenses and change in derivative liability discussed above.

Liquidity and Capital Resources

As presented in the consolidated financial statements, we incurred a net loss of $3,047,029 during the three months ended March 31, 2013, and losses are expected to continue in the near term.  The accumulated deficit since inception is $20,370,217 at March 31, 2013.  We have been funding our operations through private loans and the sale of common stock in private placement transactions.  Management anticipates that significant additional expenditures will be necessary to develop and expand our automotive assets before significant positive operating cash flows will be achieved.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

Our consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  In addition, we had a stockholders’ deficit of $20,370,217 as of March 31, 2013. Our cash resources are insufficient to meet our planned business objectives without additional financing.  These and other factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations.  At March 31, 2013, we had no cash on hand.  These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business.  No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us.  Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond.  These steps include (a) raising additional capital and/or obtaining financing; (b) executing contracts with oil and gas operators and municipal utility districts; and (c) controlling overhead and expenses.  There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing.  There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.  As of the date of this Report, we have not entered into any formal agreements regarding the above.

In the event the Company is unable to continue as a going concern, the Company may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.  To date, management has not considered this alternative, nor does management view it as a likely occurrence.

Presently, due to the lack of revenues and profitability we are not able to meet our operating and capital expenses. The success of our ability to continue as a going concern is dependent upon successful permitting of our sites obtaining customers for water reclamation services, and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue in the near future.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of March 31, 2013 as compared to December 31, 2012, were as follows:

	March 31,	December 31,
	2013 (unaudited)	2012
Cash	$--	$59,870
Total current assets	$445,663	$201,014
Total assets	$487,005	$201,014
Total current liabilities	$12,173,281	$8,846,344
Total liabilities	$12,693,305	$9,359,485

At March 31, 2013, we had a working capital deficit of $11,727,618 compared to a working capital deficit of $8,645,330 at December 31, 2012.  Current liabilities increased to $12,173,281 at March 31, 2013 from $8,846,344 at December 31, 2012, primarily as a result accrued interest and board compensation.

Our operating activities from operations resulted in a net cash used by operations of $60,030 for the three months ended March 31, 2013 compared to net cash used in operations of $139,195 for the three months ended March 31, 2012.   The net cash used in operations for the three months ended March 31, 2013 reflects a net loss of $3,047,829, decreased by $2,203,342 in non-cash charges and by $775,457 net increase in the working capital accounts.  The net cash used in operations for the three months ended March 31, 2012 reflects a net loss of $1,547,872, decreased by $1,553,950 in non-cash charges and by $145,213 net decrease in the working capital accounts.

Our investing activities were none for the three months ended March 31, 2013 and March 31, 2012.

Our financing activities resulted in a cash inflow of $9,160 for the three months ended March 31, 2013, which represented $16,660 of bank overdraft, the issuance of $12,500 in revenue participating notes and the repayment of $20,000 of notes payable. Our financing activities resulted in cash inflow of $148,500 for the three months ended March 31, 2012, which represented the issuance of $165,000 of notes payable and the repayment of $16,500 of notes payable.

Commitments

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

Contractual Obligations and Commitments

The following table is a summary of contractual cash obligations for the periods indicated that existed as of March 31, 2013, and is based on information appearing in the notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Report:

	Total	Less than 1 Year	1-2 Years

14 % Convertible Notes	$2,822,259	$2,479,736	$342,523
12% Convertible Notes	415,000	415,000	-
GE Note	2,100,000	2,100,000	-
Deferred Compensation Note	279,095	279,095	-
Revenue Participating Notes	177,500	-	177,500
Other Financing	64,279	64,279	-
Total obligations	$5,858,133	$5,338,110	$520,023

Critical Accounting Policies

A “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation.  Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions.  The following represents a summary of our critical accounting policies.

Revenue Recognition

Contract Revenue and Cost Recognition on Engineering and Design Services

During the three month period ended March 31, 2013, the Company completed a contract to design, build and deliver a proprietary water desalinization facility to produce 700,000 gallons of water a day by converting brackish well water into the equivalent of rain water to maintain the greens and fairways of the Ranchland Hills Golf Club in Midland, Texas. The Company recognized revenue from this contract upon completion and acceptance of the system. As of December 31, 2012, the Company reported deferred revenue of $534,000, net of deferred costs of $436,654 related to this contract. These revenues and deferred costs were realized during the three month period ended March 31, 2013, upon completion of the contract during March, 2013.

Derivative Financial instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is re-valued at each reporting date, with changes in fair value reported in the condensed consolidated statement of operations.  For stock-based derivative financial instruments, we use a Black-Scholes-Merton pricing model to value the derivatives instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance e sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value of Financial Instruments

The fair value of cash, accounts payable, accrued expenses and notes payable, convertible notes and derivatives, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

Management has used the simplified Black Scholes Merton model to estimate fair value of derivative instruments. Management believes that as a result of the relatively short term nature of the warrants and convertibility features, a lattice model would not result in a materially different valuation.

Basic and Diluted Loss per Share

The Company’s basic earnings (loss) per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method and as-if converted method for convertible debt, which could occur if the above dilutive securities were exercised. As the Company realized a net loss for the three months ended March 31, 2013 and 2012, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

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

Recently Issued Accounting Standards

Recent accounting standards did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Item 4.   Controls and Procedures

The Company has failed to timely file its quarterly reports on Form 10Q for the quarters of its fiscal year ending December 31, 2013, which demonstrates that its Disclosure Controls and Procedures have been inadequate. However, the Company has been working diligently to file all outstanding reports and intends to file the outstanding quarterly reports within the next few weeks.

Evaluation of Disclosure Controls and Procedures

As of the end of our last fiscal year ended December 31, 2012 and the quarter ended March 31, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of December 31, 2012 or March 31, 2013, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Going forward from this filing, the Company intends to re-establish and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were not any changes in our internal control over financial reporting identified in connection with the evaluation management performed at the end of the quarter ending March 31, 2013 or the end of the fiscal year ending December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

Other than those disclosed in the Annual Report on Form 10K for the year ending December 31, 2012, as amended, there have not been any changes in our internal control over financial reporting identified in connection with the evaluation management performed at the end of the fiscal year ending December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

GE Ionics, Inc. Lawsuit. On May 22, 2013, GE filed a lawsuit against STW in the Supreme Court of the State of New York, County of New York, Index No. 651832/2013 (the “GE Lawsuit”).  Although the lawsuit arises out of STW’s obligations to GE under its Settlement Agreement with GE (described more fully in Item 4 Debt, GE Ionics), upon which STW owed GE $2.1 million plus interest, GE has elected to forgo suit on the settlement amount and sue STW for the original debt of $11,239,437, plus interest and attorneys’ fees (the “Original Debt”).  As such, STW filed its Answer and asserted that it is entitled to and shall pursue all of its available legal and equitable defenses to the Original Debt, inasmuch as GE has, among other things, failed to discount the Original Debt sued upon by the amounts that it recovered through re-use and re-sale of the equipment it fabricated for STW. Management has not accrued the original amount of the debt because the probability of recovery is remote.

Viewpoint Securities, LLC Arbitration.  On or about July 9, 2012, the Company and Stan Weiner, the Company's chief executive officer, received a demand for arbitration with the American Arbitration Association. The demand was filed by Viewpoint Securities LLC ("VP"), who entered into that certain engagement agreement, dated March 9, 2008, as amended on March 9, 2008, November 10, 2008, January 1, 2009, February 5, 2010, and December 1, 2010, pursuant to which the Company retained VP to act as its financial and capital markets advisor regarding equity and debt introduced by VP to the Company.  The demand alleges breach of contract, breach of the covenant of good faith and fair dealings, negligence prayer for commissions and expenses incurred by VP in its efforts to provide introductions and attempt to provide financing to the Company from March 9, 2008 through February 2, 2012, the date of termination of the Agreement.  VP seeks, among other things, $216,217 and a warrant to purchase 566,667 shares of the Company's common stock.  The Company believes that it has valid defenses and intends to contest these claims vigorously.  On August 18, 2012, VP dismissed Stan Weiner from the claim with prejudice.  On February 5, 2013, the Company caused an answer to the complaint to be filed on behalf of the Company, denying the allegations and asserting, among other things, the course of business conduct, lack of FINRA status post termination and recognition of third party entitlement to amounts owed.  The arbitration has gone through the discovery phase and a final hearing was held on February 03, 2014.  As of February 10, 2014, the arbitrator has not issued a ruling on this matter.

Marcus Muller and Roy Beach Promissory Notes.  On March 2, 2012, counsel for Marcus Muller and Roy Beach sent a demand letter to the Company demanding payment on two 12% Convertible Notes by the Company to Messrs. Muller and Beach.  The notes in an original principal amount of $25,000 each were issued on August 13 and 18, 2010 and were in a default status.  Muller and Beach’s counsel threatened to initiate Chapter 7 Involuntary Bankruptcy proceedings against the Company, but did not disclose who the necessary third debtor was who had an alleged liquidated and uncontested claim.  Since that date, the Company has made many payments to Muller and Beach, and the Company is confident will be resolved.

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

Between March and June, 2013, the Company issued to ten (10) accredited investors revenue participation notes with an aggregate principal amount of $302,500. These notes mature five years from the date of issuance, and carry  an interest rate of 12%.  Principal and interest payments shall come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish and/or produced water.  The Company will pay one-half (50%) of the Net Operating Revenues, after deducting project operational and equipment lease expenses, from the Water Processing Master Services Agreements (“MSA’s”) to all Participants generally (with each Participant’s percentage of the $302,500 investment being paid on a pro-rata basis) until such time as each Participant’s share of the $302,500 Note has been paid in full, and until such further time as an additional $302,500 has been paid to the Participants in relation to each Participant’s share of the $302,500  investment.  Thereafter, all further Revenue Fees shall cease and this Agreement shall be terminated in all respects. The Company also issued 605,000 warrants in connection with this investment. These warrants have an exercise price of $0.20, are immediately exercisable and expire on various dates through June 30, 2015.

During August and October, 2013, the Company issued to two (2) accredited investors revenue participation notes with an aggregate principal amount of $130,000 and an original issue discount of $30,000, yielding net cash proceeds of $100,000 to the Company. These note mature eighteen (18) months from the date of issuance and carry stated interest rates of 6%. Principal and interest payments shall come solely from the Investors’ share of the revenue participation fees from STW Energy services contracts. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full. The Company also issued 65,000 warrants in connection with this investment. The warrants bear an exercise price of $0.30 per share and expire on various dates through June 30, 2015.

During September and October, 2013, the Company issued to three (3) accredited investors convertible revenue participation notes with an aggregate principal amount of $117,804 and an original issue discount of $27,186, yielding net cash proceeds of $90,618 to the Company. These notes mature eighteen (18) months from the date of issuance and carry stated interest rates of 6%. Principal and interest payments shall come solely from the Investors’ share of the revenue participation fees from STW Oilfield Construction services contracts. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full. The Company also issued 235,608 warrants in connection with this investment. The warrants bear an exercise price of $0.30 per share and expire on September 27, 2015.  The notes are convertible into 981,700 shares of the Company’s common stock.

During October and November, 2013, the Company issued to two accredited investors convertible revenue participation note with an aggregate principal amount of $207,115 and an original issue discount of $27,015., yielding net cash proceeds to the Company of $180,100 These notes mature eighteen (18) months from the date of issuance and carries a stated interest rate of 6%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from STW Pipeline Maintenance contracts. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full.

On June 6, 2013, the Company issued 353,120 shares of its common stock valued at $21,187 in payment of $6,966 accrued interest on convertible note payable and 750,380 shares of its common stock valued at $45,022 in payment of $15,000 of principal on a 14% convertible note payable.  The settlement of this $15,000 note payable and $6,966 of accrued interest, (combined total of $21,966) for common stock valued at $66,210 resulted in a loss on settlement of debt of $44,244.

On June 26, 2013, the Company issued 4,000,000 warrants to an accredited investor in connection with a $1.0 million equipment loan facility. These warrants have an exercise price of $0.20, are immediately exercisable and a have a two year maturity.

On September 16, 2013, the Company issued 5,043,750 shares of its common stock in payment of accrued board of directors and advisory board fees.

On September 16, 2013, the Company issued 2,100,000 shares of its Common stock in payment of accrued consulting fees.

On November 22, 2013, we sold an aggregate of 3,750,000 shares of common stock pursuant to a Share Purchase Agreement (the "Purchase Agreement") to two (2) accredited investors (the "Investors"), each consisting of (a) one share of common stock and (b) one, 2 year, common stock purchase warrant to purchase one share of common stock at an exercise price of $0.20 per share, subject to adjustment (the "Warrants," collectively with the shares of common stock, the "Units").  Each Unit had a purchase price of $0.08, and the Company received an aggregate of $300,000 in gross funding in the transaction (the "Offering").

On December 9, 2013, the Company issued 2,000,000 shares to an employee as a signing bonus under an employment contract.  The Company also issued 300,000 shares of its common stock to an employee of its subsidiary, STW Pipeline Maintenance & Construction, LLC, as an installment on a signing bonus under an employment contract with the subsidiary.

During January, 2014, we issued 6,363,155 shares of common stock to accredited investors in our 14% Convertible notes in consideration of the investor's extension of the maturity dates of the notes from November 30, 2013 to June 1, 2015.

During January, 2014, we issued 312,500 shares of our common stock to an accredited investor upon the investors’ conversion of $25,000 of principal of a 14% convertible note.

During January, 2014, we issued 6,824,500 shares of our common stock to two (2) accredited investors upon their conversion of $225,000 of principal and $116,225 accrued interest of the investors’ 12% convertible notes.

On January 27, 2013, we issued 1,000,000 shares of common stock in payment of accrued consulting fees.

Item 3.  Defaults upon Senior Securities

GE Ionics

On or about May 22, 2008, STW Resources Holding Corp entered into a Teaming Agreement, as amended, with GE Ionics, Inc., a Massachusetts corporation (“GE”) (STWR and GE are collectively referred to as the “Parties”). On or about April 4, 2008 STWR and GE entered into a Purchase Order (the “Purchase Order”), pursuant to which there was due and unpaid a debt by STWR to GE in the amount of $11,239,437 as of August 31 2010 (the “Original Debt”).

On August 31, 2010, the Parties entered into a Settlement Agreement (the “GE Settlement Agreement”) pursuant to which GE permitted the Company to substitute for STWR as to all rights and obligations under the Purchase Order (including the Original Debt) and Teaming Agreement, and such that to fully discharge STW financial obligations to GE under the Purchase Order, the Company shall pay GE $1,400,000 pursuant to a senior promissory note (the “GE Note”). The GE Note bore interest at a rate of the WSJ Prime Rate (as published daily in the Wall Street Journal) plus two percent (2%) per annum. Under the terms of the GE Note, the Company had thirteen (13) months to pay off the GE Note plus all accrued interest.  In addition, upon the consummation and closing of a debt or equity financing following the execution of the GE Note, the Company shall pay GE thirty percent (30%) of any and all tranches (“Tranches” being defined as the cash receipts of the proceeds of any equity investments in or loans to the Company or any affiliated entity by third parties, but excluding any conversions of pre-existing debt to equity by any of the Company’s then current convertible note holders or creditors) until the GE Note is paid in full, including all accrued interest.  On September 29, 2011, the Parties agreed to extend the maturity date of the GE Note from September 30, 2011 to October 30, 2011.

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

As of the date of this Report, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the GE Note.

On May 22, 2013, GE filed a lawsuit against STW in the Supreme Court of the State of New York, County of New York, Index No. 651832/2013 (the “GE Lawsuit”).  Although the lawsuit arises out of STW’s obligations to GE under its Settlement Agreement with GE (described more fully in Item 4 Debt, GE Ionics), upon which STW owed GE $2.1 million plus interest, GE has elected to forgo suit on the settlement amount and sue STW for the original debt of $11,239,437, plus interest and attorneys’ fees (the “Original Debt”).  As such, STW filed its Answer and asserted that it is entitled to and shall pursue all of its available legal and equitable defenses to the Original Debt, inasmuch as GE has, among other things, failed to discount the Original Debt sued upon by the amounts that it recovered through re-use and re-sale of the equipment it fabricated for STW. Management has not accrued the original amount of the debt because the probability of recovery is remote.

TCA Loan

On October 16, 2012, the Company and TCA entered into a settlement agreement pursuant to which the Company agreed to pay as follows: (i) $15,000 to be paid on October 18, 2012, (ii) $15,000 to be paid on or before November 1, 2012, (iii) five (5) equal installments of $20,000 to be paid beginning on December 1, 2012 and continuing on the first day of each month thereafter, (iv) $4,280 in principal and $9,068 of interest to be paid on or prior to May 1, 2013 and (v) $3,000 for legal fees to be paid on May 1, 2013.  Under the settlement agreement, if STW is late on any installment, it has ten days after notice from TCA to make a cure payment.   During 2013, the Company has not made all of its required payments and the $43,280 balance of the note is in default.

Item 5.  Other Information

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
2.1	Order Confirming the Second Amended Plan of Re-organization of Woozyfly, Inc. (4)
2.2	Agreement and Plan of Merger for proposed merger between Woozyfly, Inc. Merger Sub, and STW Resources, Inc. dated January 17, 2010 (3)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to the Articles of Incorporation (2)
3.3	Certificate of Amendment to the Articles of Incorporation – March 1, 2010 (5)
3.4	Articles of Merger between STW Acquisition, Inc. and STW Resources, Inc. (4)
3.5	Articles of Merger filed with the State of Nevada on March 3, 2010 (6)
4.1	Form of 12% Convertible Note dated August 31, 2010 (8)
4.2	Form of Warrant dated August 31, 2010 (8)
4.3	Form of Promissory Note dated August 31, 2010 (9)
4.4	Form of Warrant for December 2010 Financing (10)
4.5	Extension of Note, by and between STW Resources Holding Corp. and GE Ionics, Inc., dated October 28, 2011 (11)
4.6	Amended and Restated Note effective October 1, 2011 in favor of GE Ionics, Inc. (11)
4.7	Form of November 2011 Warrant (13)
4.8	Note Exchange Form of New Note (15)
4.9	Note Exchange Form of New Warrant (15)
4.10	Form of May 2012 Warrant (16)
10.1	Form of securities Purchase Agreement dated August 31, 2010 (6)
10.2	Form of Escrow Agreement by and between the Company, Viewpoint, and TD Bank, N.A. dated March 31, 2010 (8)
10.4	Form of Settlement Agreement by and between STW Resources Holding Corp and GE Ionics, Inc., dated August 31, 2010(9)
10.5	Form of Subscription Agreement for December 2010 Financing (10)
10.6	Letter of Intent dated April 17, 2011 (12)
10.7	Amendments to Settlement Agreement dated October 30, 2011, by and between STW Resources Holding Corp. and GE Ionics, Inc. (11)
10.8	Form of November 2011 Subscription Agreement (13)
10.9	Note Exchange Cover Letter (15)
10.10	Note exchange Subscription Agreement Form (15)
10.11	Master Note Agreement with Revenue Participation Subscription Package (15)
10.12	Form of May 2012 Subscription Agreement (16)
16.1	Letter from Weaver & Martin LLC (7)
16.2	Letter from Weaver and Tidwell, LLP (14)
21.1	List of Subsidiaries+
31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

+ Filed herewith.
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

STW RESOURCES HOLDING CORP
(Registrant)

Date: February 18, 2014	By:	/s/ Stanley T. Weiner
Stanley T. Weiner
President and Chief Executive Officer (Principal Executive Officer)

Date: February 18, 2014	By:	/s/ Robert J. Miranda
Robert J. Miranda
Vice President and Chief Financial Officer (Principal Accounting Officer)