Form 10-Q
period 2013-06-30
STW RESOURCES HOLDING CORP.
filed 2014-02-18
CIK 1357838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

⁭	TRANSITION REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to _____

STW RESOURCES HOLDING CORP
(Exact Name of Registrant as Specified in Charter)

Nevada	222-51430	26-1945743
(State or Other Jurisdiction of Incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)
3424 South County Road 1192 Midland, Texas 79706	619 West Texas Avenue, Suite 126 Midland, Texas 79701	(432) 686-7777
(Address of Principal Executive Offices)	(Former name and address, if changed since last report)	(Registrant’s Telephone Number)

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

-i-

PART I

ITEM 1. FINANCIAL STATEMENTS
STW Resources Holding Corp
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$35,865	$59,870
Prepaid expenses	80,308	141,144
Investment in Black Wolf, LLC	420,000	-
Total Current Assets	536,173	201,014
Long Term Assets
Property, plant and equipment, net	-	-
Other assets
Deferred loan costs, net of accumulated amortization of $57,325	230,538	-
TOTAL ASSETS	$766,711	$201,014

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$884,118	$794,191
Current portion of notes payable, $322,722 payable to related parties	5,387,135	5,331,734
Payable to related parties:
Black Pearl Energy, LLC	420,000	-
Accrued consulting fees - officers	413,166	431,996
Accrued expenses and interest	1,443,093	890,019
Accrued compensation	127,665	19,619
Accrued board compensation	523,324	235,000
Deferred Revenue, net of deferred costs of $436,544	-	97,346
Fees payable in common stock	210,000
Derivative liability	2,782,808	1,046,439
Total Current Liabilities	12,191,309	8,846,344
Notes payable, net of discount and current portion	748,885	513,141
Total Liabilities	12,940,194	9,359,485
Commitments and contingencies (Note 9)
Stockholders' Deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively
Common stock $0.001 par value 100,000,000 shares authorized 97,412,099 and 96,308,599 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	97,412	96,309
Additional paid in capital	8,326,108	8,067,608
Accumulated deficit	(20,596,232)	(17,322,388)
Total Stockholders' Deficit of STW Resources	(12,172,712)	(9,158,471)
Non controlling interest in subsidiary	(771)
Total Stockholders' Deficit	(12,173,483)	(9,158,471)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$766,711	$201,014

See accompanying notes which are an integral part of these condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statements of Operations
For the three and six month periods ended June 30, 2013 and 2012 (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$-	$-	$541,000	$-
Costs of Revenues	-	-	459,634	-
Gross Profit	-	-	81,366	-
Operating expenses
Research and development	9,118	-	9,118	-
General and administrative	443,168	583,210	1,049,932	838,655
Total operating expenses	452,287	583,210	1,059,050	838,655
Loss from operations	(452,286)	(583,210)	(977,684)	(838,655)
Interest expense	(212,685)	(154,776)	(560,562)	(304,634)
Change in fair value of shares issued to note holder	-	(90,000)	-	(8,213)
Other income	-	4,669	-	4,669
Change in fair value of derivative liability	438,185	1,130,547	(1,736,369)	(93,809)
Net (Loss) Income	$(226,786)	$307,230	$(3,274,615)	$(1,240,642)
Less: Share of net loss of subsidiary attributable to non-controlling interest	771	-	771	-
Net (Loss) Income of STW Resources	$(226,015)	$307,230	$(3,273,844)	$(1,240,642)
Loss per common share – basic and diluted	$(0.00)	$0.00	$(0.03)	$(0.02)
Weighted average shares outstanding - basic and diluted	96,606,172	80,108,050	96,456,559	64,787,852

See accompanying notes which are an integral part of these condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
For the six month period ended June 30, 2013

	Common Stock $0.001 Par
	Number	Amount	Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest	Stockholders’ Deficit
Balance, December 31, 2012	96,308,599	$96,309	$8,067,608	$(17,322,388)	$-	$(9,158,471)
Shares issued as interest on notes payable	353,120	353	20,834			21,187
Shares issued as principal payments on notes payable	750,380	750	44,272	-	-	45,022
Value of warrants issued as loan fee			159,996			159,996
Value of warrants issued with notes payable	-	-	33,398	-	-	33,398
Net loss for the period				(3,273,844)	(771)	(3,274,615)
Balance, June 30, 2013	97,412,099	$97,412	$8,326,108	$(20,596,232)	$(771)	$(12,173,483)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six month periods ended June 30, 2013 and 2012

	Six Month Periods Ended June 30,
	2013	2012
Cash flows
Net loss of STW Resources	$(3,273,844)	$(1,240,642)
Adjustments to reconcile net loss of STW Resources to net cash used in operating activities
Change in fair value of derivative liability	1,736,369	93,809
Net loss of subsidiary attributable to non controlling interest	(771)	-
Amortization of discount and debt issuance costs	56,872	18,252
Share based compensation	-	150,000
Shares issued for services	-	301,542
Change in fair value of shares issued in connection with a debt settlement agreement	-	8,213
Changes in working capital:
(Increase) Decrease in prepaid expenses and other current assets	13,669	(981)
Increase (Decrease) in accounts payable	89,924	426,092
Increase (Decrease) in accounts payable to related parties	(18,829)	-
Increase (Decrease) in accrued expenses and interest	602,081	-
Increase (Decrease) in accrued board compensation	288,324	-
Increase (Decrease) in accrued compensation	108,046	-
Increase (Decrease) in deferred revenue	(97,346)	-
Increase (Decrease) in fees payable in common stock	210,000	-
Net cash used in operating activities	(285,505)	(243,715)
Cash flows used in investing activities	-	-
Cash flows provided from financing activities
Proceeds from notes payable	337,525	165,000
Principal payments on notes payable	(41,000)	-
Issuance of convertible notes payable	-	50,000
Proceeds from equity issuances, net	-	45,000
Debt issuance costs	(35,025)	(16,500)
Net cash provided from financing activities	261,500	243,500
Net (decrease) in cash	(24,005)	(215)
Cash at beginning of period	59,870	7,187
Cash at end of period	$35,865	$6,972

Supplemental cash flow information:

Cash paid for interest	$3,115	$6,750
Cash paid for income taxes	$0	$0
Non-cash investing and financing activities
Value of warrants issued as debt issuance costs	$159,996	$0
Value of warrants issued revenue participation notes payable	$33,398	$0
Fees payable in common stock	$210,000	$0
Related party note payable for Black Wolf investment	$420,000	$0
Notes and interest settled in stock	$66, 209	$0

See accompanying notes which are an integral part of these condensed consolidated financial statements.

STW Resources Holding Corp
Notes to Condensed Consolidated Financial Statements (Unaudited)
Six Month Periods Ended June 30, 2013 and 2012

The accompanying condensed consolidated financial statements of STW Resources Holding Corp (“STW,” “we,” “us, “our” and “our Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Accordingly, the unaudited condensed financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2013, or for any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2012, which are included in the Company’s Current Report on Form 10-K for such year filed on August 5, 2013.

NOTE 1 – NATURE OF THE BUSINESS AND SIGNIFICANTACCOUNTING POLICIES

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

The Company’s operations are located in the United States of America and the principal executive offices are located at 3424 South County Road 1192, Midland, Texas 79706.

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

On February 9, 2010, the Federal Bankuptcy Court handling a bankruptcy proceeding for our predecessor at the time entered an order confirming the Second Amended Plan of Reorganization (the “Plan”) pursuant to which the Plan and the Merger was approved.  The Plan was effective February 19, 2010 (the “Effective Date”). The principal provisions of the Plan were as follows:

●	MKM, the DIP lender, received 400,000 shares of common stock and 2,140,000 shares of preferred stock,

●	The holders of the Convertible Notes received 1,760,000 shares of common stock,

●	General unsecured claims received 100,000 shares of common stock, and

●	The Company’s equity interest was extinguished and cancelled.

On February 12, 2010, pursuant to the terms of the Merger Agreement, STW merged with and into Acquisition Sub, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and STW becoming a wholly-owned subsidiary of the Company, the Company issued an aggregate of 31,780,004("the STW Acquisition Shares") shares of common stock to the shareholders of STW at the closing of the Merger and all derivative securities of STW as of the Merger became derivative securities of the Company including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

Effective June 30, 2013, the Company formed a new subsidiary, STW Oil Field Construction, LLC (“Oil Field Construction”), a Texas limited liability company.  The Company is the sole member of Oil Field Construction, owning 100% of the membership interest in such entity, which is managed by the Company's CEO and COO, as well as one of the Company's directors and an employee of the Company.

Consolidation policy

The condensed consolidated financial statements for the six month period ended June 30, 2013 include the accounts of the Company and its wholly owned subsidiaries, STW Resources, Inc, STW Oil Field Construction LLC and 75% owned subsidiary of STW Energy, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company also consolidates any variable interest entities (VIEs), of which it is the primary beneficiary, as defined. The Company does not have any VIEs that need to be consolidated at this time. When the Company does not have a controlling interest in an entity, but exerts a significant influence over the entity, the Company would apply the equity method of accounting.

Reclassifications

Certain reclassifications were made to the prior year condensed consolidated financial statements to conform to the current year presentation. There was no change to reported net income or loss.

Non-Controlling interest

On June 25, 2013, the Company invested in a 75% limited liability company (“LLC”) interest in STW Energy Services, LLC (“STW Energy”). The non-controlling interest in STW Energy is held by Crown Financial, LLC, a Texas Limited Liability Company (“Crown” or “Crown Financial”). Crown agreed to invest $2,500 in the LLC which was received in July, 2013, and a net loss attributable to non-controlling interests of $771 was recorded for the six month period ended June 30, 2013.

Going Concern

The Company’s condensed consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $20,596,232 since inception. Since its inception in January 2008 through June 30, 2013, management has raised equity and debt financing of approximately $11,500,000 to fund operations and provide working capital.  The cash resources of the Company are insufficient to meet its planned business objectives without additional financing.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2013, the Company had $35,865 of cash on hand; however, the Company raised $2,187,007 of debt and $675,000 of equity during the period July 1, 2013 through February 10, 2014, to sustain its operations.  Management expects that the current funds on hand will be sufficient to continue operations for the next three months. Management is currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate our business, No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

Development Stage Enterprise

During the year ended December 31, 2012, the Company was a development stage company as defined by the Financial Accounting Standards Board (the “FASB”). During the six months ended June 30, 2013, the Company realized $541,000 of revenues from its water treatment business and, the Company has expanded its oil services business offerings. Revenues commenced January 1, 2013, accordingly, as of January 1, 2013, the Company is no longer a development stage company.

Use of Estimates

Condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Among other things, management has estimated the collectability of its accounts receivable, the assumptions used to calculate its derivative liabilities, and equity instruments issued for financing and compensation. Actual results could differ from those estimates.

Concentration of Credit Risk

A financial instrument that potentially subjects the Company to concentration of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. At June 30, 2013, there were no uninsured deposits.

The Company anticipates entering into long-term, fixed-price contracts for its services with select oil and gas producers and municipal utilities.  The Company will control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures.

As of June 30, 2013, three vendors accounted for 38%, 23%, and 10% of total accounts payable. As of December 31, 2012, three vendors accounted for 78% of accounts payable. During the six months ended June 30, 2013, one vendor accounted for 100% of total purchases.

As of June 30, 2013, 100% of accounts receivable are from one customer. During the three and six months ended June 30, 2013, one customer accounted for 100% of revenues.

Fair Value of Financial Instruments

Accounting Standards Codification “ASC” 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

The following table presents certain financial instruments measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2013.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability at June 30, 2013	$--	$--	$2,782,808	$2,782,808
December 31, 2012	$--	$--	1,046,439	1,046,439

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

Certain of the Company’s embedded conversion features on debt, price protection features on outstanding common stock purchase and warrants are treated as derivatives for accounting purposes. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset or liability. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market.  The Company estimates the fair value of these warrants and embedded conversion features as derivative liabilities contracts using Black-Scholes (see Note 6).

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

Long-lived Assets and Intangible Assets

In accordance with ASC 360 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.

The Company had no such asset impairments at June 30, 2013 or December 31, 2012.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Revenue Recognition

Contract Revenue and Cost Recognition on Engineering and Design Services

During the three and six month period ended June 30, 2013, the Company completed a contract to design, build and deliver a proprietary water desalinization facility to produce 700,000 gallons of water a day by converting brackish well water into the equivalent of rain water to maintain the greens and fairways of the Ranchland Hills Golf Club in Midland, Texas. As of December 31, 2012, the Company reported deferred revenue of $97,346, net of deferred costs of $436,654 related to this contract. These revenues and costs were recognized during the six months ended June 30, 2013 upon completion of the contract and acceptance of the desalinization facility.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at June 30, 2013 and December 31, 2012 respectively, and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the three and six month periods ended June 30, 2013 and 2012.

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

At June 30, 2013 and December 31, 2012, the Company had no grants of employee common stock options or warrants outstanding.

Income (Loss) per Share

The basic income (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity securities. Diluted income (loss) per share are the same as basic income (loss) per share due to the lack of dilutive items. As of June 30, 2013, the Company had 115,393,318 common stock equivalents outstanding which have been excluded as their effect is anti-dilutive.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized on the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Furniture	3 years
Machinery	3-5 years

Recently Issued Accounting Standards

Recent accounting standards did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.  The Company does not have any components of other comprehensive income (loss) as defined by ASC 220, “Reporting Comprehensive Income.”  For the three and six months ended June 30, 2013, comprehensive income (loss) consists only of net loss and, therefore, a Statement of Other Comprehensive Loss has not been included in these condensed consolidated financial statements.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Office furniture and equipment	$10,396	$10,396
Total, cost	10,396	10,396
Accumulated Depreciation	(10,396)	(10,396)
Total Property, Plant and Equipment	$-	$-

Depreciation expense for the three and six months ended June 30, 2013 and 2012 was zero and zero, respectively.

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

The 7,000,000 shares to be issued to Black Pearl Energy, LLC, were valued at $420,000 based on the stock closing price of $0.06 on January 08, 2013.  Since the Company did not have adequate share authorization to issue the shares, the $420,000 value of the shares were included as Payable to related parties, Black Pearl Energy, LLC.  (See Note 10, Subsequent Events)

NOTE 4 – RECEIVABLE FROM FACTOR, NET OF UNAPPLIED CUSTOMER CREDITS

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

NOTE 5 – NOTES PAYABLE

The Company’s notes payable at June 30, 2013 and December 31, 2012, consisted of the following:

	June 30,	December 31,
Name	2013	2012

14% Convertible Notes	$2,879,736	$2,882,235
12% Convertible Notes	400,000	415,000
Other Short-term Debt	43,280	84,280
GE Note	2,100,000	2,100,000
Deferred Compensation Notes	279,095	279,095
Revenue Participation Notes	467,500	165,000
Crown Financial note	35,025
Unamortized debt discount	(68,616)	(80,735)
Total Debt	6,136,020	5,844,875
Less: Current Portion	(5,387,135)	(5,331,734)
Total Long Term Debt	$748,885	$513,141

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

As of June 30, 2013, the total of outstanding 14% convertible notes is $2,879,736 of which $2,479,736 mature on November 30, 2013 and the remaining balance mature during 2014 and 2015.

As of June 30, 2013, $297,697 of the 14% convertible notes is payable to related parties.

12% Convertible Notes

Between April 2009 and November 2010, the Company issued a series of 12% notes payable to accredited investors that matured on November 30, 2011 and are currently in default.  The Company also issued 1,641,496  warrants to purchase common stock at an exercise price of $0.02 per share that expire at various dates through 2015. The notes are convertible into 28,358,750 shares of the Company’s common stock.

On June 6, 2013, one of the note holders converted their 12% Convertible Note of $15,000 and $6,966 of accrued interest into 1,103,500 shares of common stock valued at $66,209 at the date of issuance, resulting in an expense of $44,243 upon payment of this debt with common stock. As of June 30, 2013, the outstanding balance on these notes is $400,000 and these notes are in default.

Other Short-Term Debt

Other short term debt is comprised of a settlement of a note payable to an accredited investor in the amount of $43,280. The Company did not make its required payments during 2013 and the balance is in default.

GE Ionics

On August 31, 2010, the Company entered into a Settlement Agreement relating to a $2,100,000 note payable that was amended on October 30, 2011.On May 7, 2012, GE informed the Company that it had failed to make any required installment payment that was due and payable under the GE Note and that the Company’s failure to make any such installment payment(s) constituted an Event of Default under the GE Note.   Pursuant to the terms of the GE Note, upon the occurrence of an Event of Default for any reason whatsoever, GE shall, among other things, have the right to (a) cure such defaults, with the result that all costs and expenses incurred or paid by GE in effecting such cure shall bear interest at the highest rate permitted by law, and shall be payable upon demand; and (b) accelerate the maturity of the GE Note and demand the immediate payment thereof, without presentment, demand, protest or other notice of any kind.    Upon an event of default under the GE Note, GE shall be entitled to, among other things (i) the principal amount of the GE Note along with any interest accrued but unpaid thereon and (ii) any and all expenses (including attorney’s fees and expenses) incurred in connection with the collection and enforcement of any rights under the GE Note.

Under the terms of the August 31, 2010 note, interest at the rate of WSJ prime plus 2% is due on the note, Upon default, interest is due at the maximum legal rate which is 10% in the state of Texas. The note matured on September 1, 2013, and is in default. Interest on the note through June 30, 2013, has been accrued pursuant to the terms of the note through May 6, 2012, interest upon default on May 7, 2012, has been accrued at the maximum default rate in the state of Texas which is 10%.

As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the GE Note.

On May 22, 2013, GE filed a lawsuit against STW in the Supreme Court of the State of New York, County of New York, Index No. 651832/2013 (the “GE Lawsuit”).  Although the lawsuit arises out of STW’s obligations to GE under its Settlement Agreement with GE (upon which STW owed GE $2.1 million plus interest, GE has elected to forgo suit on the settlement amount and sue STW for the original debt of $11,239,437, plus interest and attorneys’ fees (the “Original Debt”).  As such, STW filed its Answer and asserted that it is entitled to and shall pursue all of its available legal and equitable defenses to the Original Debt, inasmuch as GE has, among other things, failed to discount the Original Debt sued upon by the amounts that it recovered through re-use and re-sale of the equipment it fabricated for STW. Management has not accrued the original amount of the debt because the probability of recovery is remote.

Deferred Compensation Notes

As of June 30, 2013, the Company has a balance of $279,095 payable under deferred compensation, non-interest bearing, notes to its former Chief Executive Officer and its in house counsel. The notes matured December 31, 2012, and the notes are in default.

Revenue Participation Notes

As of June 30, 2013, the Company has an outstanding balance of $467,500 of Revenue Participation Notes comprised as follows:

2012 Revenue Participation Notes	$165,000
2013 Revenue Participation Notes - STW Resources Salt Water Remediation	302,500
Total revenue participation notes	$467,500

These notes are described as follows:

2012 Revenue Participation Notes

During February 2012, the Company issued to certain accredited investors (the “Investors”) revenue participation interest notes with a principal amount of $165,000 (the “March 2012 Notes”). These March 2012 Notes mature on January 31, 2017 and carry an interest rate of 12%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish and/or produced water. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received two times their investment amount and 10% of the net revenues thereafter until such time as they have received an additional $295,000 at which time the March 2012 Notes are retired in full. The Investors received warrants to purchase 165,000 shares of the Company’s common stock. These warrants have an exercise price of $0.20, are immediately exercisable and a two year maturity. The Company incurred cash fees of $16,500 which is recorded as a loan origination fee and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet and is being amortized to interest expense, and issued 16,500 warrants under the same terms as those received by the Investors. As of June 30, 2013, the Company has not generated revenue related to these revenue participating notes.

The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.33%; expected volatility of 100%. As the value of the warrants was not significant, the Company did not allocate any portion of the debt proceeds to the warrants, however, the warrants are included in the derivative liability account each reporting period as the Company has insufficient authorized shares to settle outstanding contracts.

2013 Revenue Participation Notes – STW Resources Salt Water Remediation Technology

During the six month period ended June 30, 2013, the Company issued to ten (10) accredited investors revenue participation notes with an aggregate principal amount of $302,500. These notes mature five years from the date of issuance, carries an interest rate of 12%.  Principal and interest payments shall come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish and/or produced water.  The Company will pay one-half (50%) of the Net Operating Revenues, after deducting project operational and equipment lease expenses, from the Water Processing Master Services Agreements (“MSA’s”) to all Participants generally (with each Participant’s percentage of the $302,500 investment being paid on a pro-rata basis) until such time as each Participant’s share of the $302,500 Note has been paid in full, and until such further time as an additional $302,500 has been paid to the Participants in relation to each Participant’s share of the $302,500  investment.  Thereafter, all further Revenue Fees shall cease and this Agreement shall be terminated in all respects.

The Company also issued 605,000 warrants in connection with this investment. These warrants have an exercise price of $0.20, are immediately exercisable and expire on various dates through June 30, 2015..

The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.25%; expected volatility of 623%. The Company estimated the value of the warrants to be $33,398 and recorded this debt discount to be amortized to interest expense over the term of the loan.

Note payable to Crown Financial, LLC

On June 26, 2013, STW Energy Services, LLC entered into a loan agreement with Crown Financial, LLC for a $1.0 million loan facility to purchase machinery and equipment for STW Energy Services. The note matures on June 25, 2016, and bears interest at 15%.   Commencing November 1, 2013, monthly principal and interest payments are due on the note over a thirty-three month period. The note is secured by all assets of STW Energy Services. LLC. As of June 30, 2013, the Company had drawn down $35,025 of this loan facility.  This loan from Crown Financial LLC, is a related party note as Crown Financial, LLC hold a 25% interest in STW Energy Services, LLC.

In lieu of a cash fee, the Company issued 4,000,000 warrants in connection with this loan agreement. These warrants have an exercise price of $0.20, are immediately exercisable and a two year maturity.  The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.25%; expected volatility of 623%. The Company estimated the value of the warrants to be $159,996 and recorded this loan fee a prepaid loan fee to be amortized to interest expense over the term of the loan.

For the six month periods ended June 30, 2013 and 2012, interest expense on all notes payable described above was $560,562 and $304,634 respectively, which included $56,872 and $18,252, respectively, of amortization of debt discount and debt issuance costs.   As of June 30, 2013 and December 31, 2012, net deferred loan costs were $230,538 and $47,167, respectively, and unamortized debt discount was $68,616 and $80,735, respectively.

NOTE 6 - DERIVATIVE LIABILITY

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

From time to time, the Company has issued notes with embedded conversion features and warrants to purchase common stock. Certain of the embedded conversion features and warrants contain price protection or anti-dilution features that result in these instruments being treated as derivatives. On July 12, 2013, the Company increased its share authorization to 250,000,000 shares and removed this derivative liability due to the availability of sufficient authorized shares to settle these outstanding contracts.

During the year ended December 31, 2012, the Company used a volatility rate of 100% to value its derivative instruments. This 100% volatility rate was based on management’s estimate of volatility due to the limited trading history of the Company and the fact that it was a development stage company. During the six month period ended June, 2013, the Company computed a historical volatility of 623% using daily pricing observations for recent periods. We applied a historical volatility rate during the six months ended June 30, 2013, and future periods, since the Company exited its development stage and commenced commercial operations. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants and embedded conversion features.

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

For the three and six months ended June 30, 2012 and 2012, respectively, the following are the significant weighted average assumptions used for estimating the fair value of derivative instruments:

					For the year ended
	Three months ended		Six months ended		December 31,
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	2012
Annual dividend yield	-	-	-	-	0%
Expected life in years	0.60 – 2.40	0.20 – 2.70	0.60 – 2.40	0.20 – 2.70	0.50 – 3.40
Risk free interest rate	0.11% - 0.25%	0.51%	0.11% - 0.25%	0.51%	0.15% - 0.51%
Expected volatility	623%	100%	623%	100%	100%

The following table presents our warrants and embedded conversion options which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of June 30, 2013 and December 31, 2012:

	Level 3 Carrying Value
	June 30, 2013	December 31, 2012
Embedded Conversion features	$2,006,295	$962,815
Warrants	776,513	83,624
	$2,782,808	$1,046,439

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value on a recurring basis for each reporting period-end.

	For the six months ended June 30, 2013	For the year ended December 31, 2012
Balance beginning	$1,046,439	$1,491
Issuance of warrants and embedded conversion features	193,394	54,197
Change in fair value	1,542,975	990,751
Balance ending	$2,782,808	$1,046,439

NOTE 7– RELATED PARTY TRANSACTIONS

Officers’ Compensation

During the six month periods ended June 30, 2013 and 2012, we incurred $75,000 and $40,000, respectively, in officers’ consulting fees due our Director, Chairman and CEO, Mr. Stanley Weiner.  As of June 30, 2013 and December 31, 2012, the balances of $201,083, and $155,583, respectively, were payable to Mr. Weiner for his officers’ salary.

During the six month period ended June 30, 2013 and 2012, we incurred $75,000 and $47,500, respectively, in officers’ consulting fees due our Director and Chief Operating Officer, Mr. Lee Maddox.  As of June 30, 2013 and December 31, 2012, the balances of $105,500, and $59,500, respectively, were payable to Mr. Maddox for his officers’ salary.

During the six month period ended June 30, 2013 and 2012, we incurred $45,000, and $15,000, respectively, in general counsel services fees expense with Seabolt Law Group, a firm owned by our Director and General Counsel, Mr. Grant Seabolt.  As of June 30, 2013 and December 31, 2012, the balances of $106,583, and $121,119, respectively, were payable to Seabolt Law Group for these services.

Board and Advisory Board Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.  In December 2011, the Board voted to authorize the issuance of shares in lieu of cash compensation for past services.

Per the Director Agreements, the Company compensates each of the directors through the initial grant of 200,000 shares of common stock and the payment of a cash fee equal to $1,000 plus travel expenses for each board meeting attended, and $75,000 per year as compensation for serving on our board of directors. For the three and six months ended June 30, 2013, the Company recorded professional fees in the accompanying condensed consolidated statement of operations of $304,824 and made payments of $16,500 in cash.  As of June 30, 2013, the Company has accrued compensation due to its directors (both current and former) of $523,324 and as of December 31, 2012 the Company had accrued $235,000, which is calculated based upon time of service and the number of Board meetings attended and is included in accrued compensation in the accompanying condensed consolidated balance sheet.

The Company’s advisory board is comprised of three members. Each advisory board member is granted 56,250 shares upon joining the board and 75,000 shares annually thereafter.  The advisory board was dissolved on June 12, 2013.

As of June 30, 2013, the Company has a $420,000 related party payable to Black Pearl Energy, LLC that is comprised of $420,000 of common stock payable. The $420,000 represents the value of 7.0 million shares to be issued to Black Pearl Energy, LLC, a company controlled by the Company’s CEO, COO, and General Counsel (Note 3).

 NOTE 8 – SHAREHOLDERS’ EQUITY

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

Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001.  During the six month period ended June 30, 3013, the Company issued common shares as follows:

On June 6, 2013, the Company issued 353,120 shares of its common stock valued at $21,187 in payment of $6,966 accrued interest on convertible note payable and 750,380 shares of its common stock valued at $45,022 in payment of $15,000 of principal on a 14% convertible note payable.  The settlement of this $15,000 note payable and $6,966 of accrued interest, (combined total of $21,966) for common stock valued at $66,209 resulted in a loss on settlement of debt of $44,243.

On March 5, 2013, the board of directors authorized 2,100,000 shares of common stock to be issued to consultants.  These shares were valued at $0.10 per share, the value on March 5, 2013 and reported as fees payable in common stock.

As of June 30, 2013, the Company had the following securities to acquire the Company’s common stock outstanding:

	Number of
	Underlying
	Common	Exercise
Security	Shares	Price	Expire

Warrants associated with the $2.00 Unit Offering	1,948,300	$0.30	2013

Warrants associated with the $2.00 Unit Offering	1,948,300	0.59	2013

Warrants associated with the $2.00 Unit Offering	1,948,300	1.15	2013

Warrants issued for Professional Services	1,500,000	4.00	2014

Warrants associated with the January 14, 2009 Bridge Note	480,000	3.00	2014

Warrants associated with the acquisition of the Company's Preferred Shares outstanding	1,500,000	8.00	2014

Warrants associated with the 12% Convertible Notes	1,641,496	0.02	2014-2015

Warrants associated with Revenue Participation Notes	181,500	0.20	2014

Warrants associated with May 2012 Subscription Agreement	525,000	0.20	2014

Warrants associated with June-September 14% Convertible Notes	550,000	0.20	2014

Warrants associated with November 14% Convertible notes	2,777,500	0.20	2014

Warrants issued to Placement Agent	566,667	0.20	2013

Warrants associated with the 14% Convertible Notes	16,840,371	0.20	2013

Warrants associated with 2013 Revenue Participation Notes	605,000	0.20	2015

Warrants issued to Crown Financial, LLC	4,000,000	0.20	2016

Sub-total of Warrants outstanding	37,012,434

Common stock associated with the 12% Convertible Notes plus accrued interest	27,863,750	0.02	2013

Common stock associated with the 14% Convertible Notes plus accrued interest	43,373,384	0.08	2013

Common stock payable as fees	7,143,750	various	2013

Total securities	115,393,318

Warrants

A summary of the Company’s warrant activity and related information during the six months ended June 30, 2013 follows:

	Number of Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	32,407,434	$0.86	0.23	$16,415
Issued	4,605,000	0.20	2.0
Exercised	-
Forfeited	-
Cancelled	-
Expired
Outstanding at June 30, 2013	37,012,434	$0.84	0.23	$16,415
Exercisable	37,012,434	$0.78	0.60	$16,415

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Contingencies

Viewpoint Securities, LLC Arbitration.  On or about July 9, 2012, the Company and Stan Weiner, the Company's chief executive officer, received a demand for arbitration with the American Arbitration Association. The demand was filed by Viewpoint Securities LLC ("VP"), who entered into that certain engagement agreement, dated March 9, 2008, as amended on March 9, 2008, November 10, 2008, January 1, 2009, February 5, 2010, and December 1, 2010, pursuant to which the Company retained VP to act as its financial and capital markets advisor regarding equity and debt introduced by VP to the Company.  The demand alleges breach of contract, breach of the covenant of good faith and fair dealings, negligence prayer for commissions and expenses incurred by VP in its efforts to provide introductions and attempt to provide financing to the Company from March 9, 2008 through February 2, 2012, the date of termination of the Agreement.  VP seeks, among other things, $216,217 and a warrant to purchase 566,667 shares of the Company's common stock.  The Company believes that it has valid defenses and intends to contest these claims vigorously.  On August 18, 2012, VP dismissed Stan Weiner from the claim with prejudice.  On February 5, 2013, the Company caused an answer to the complaint to be filed on behalf of the Company, denying the allegations and asserting, among other things, the course of business conduct, lack of FINRA status post termination and recognition of third party entitlement to amounts owed.  The arbitration has gone through the discovery phase and a final hearing was held on February 03, 2014.  As of February 14, 2014, the arbitrator has not issued a ruling on the arbitration.

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

Marcus Muller and Roy Beach Promissory Notes.  On March 2, 2012, counsel for Marcus Muller and Roy Beach sent a demand letter to the Company demanding payment on two 12% Convertible Notes by the Company to Messrs. Muller and Beach.  The notes in an original principal amount of $25,000.00 each, were issued on August 13 and 18, 2010 and were in a default status.  Muller and Beach’s counsel threatened to initiate Chapter 7 Involuntary Bankruptcy proceedings against the Company, but did not disclose who the necessary third debtor was who had an alleged liquidated and uncontested claim.  Since that date, the Company has made many payments to Muller and Beach, and the Company is confident will be resolved.

Formation of New Subsidiaries

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

NOTE 10 – SUBSEQUENT EVENTS

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

Service Agreements

During September and October, 2013, the Company has entered into various service agreements with two of its executive officers pursuant to which such officers agreed to provide a personal guaranty to lenders and/or suppliers from which the Company's subsidiary, STW Oilfield Construction, LLC ("Oilfield Construction"), seeks to rent or purchase equipment, as specified in each agreement.  In consideration for the personal guaranty, the Company agreed to issue each such officer with that number of shares of its common stock, valued at $0.12 per share, as is equal to the amount of the guaranty (the "Guaranty Shares").  The Company maintains the right to terminate these service agreements at any time with written notice.  The term of each agreement/guaranty is for 6 months.  The following table provides salient information about these services agreements, each of which are attached as an exhibit to this Report.

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

Short term debt

On August 1, 2013, the Company entered in to an unsecured loan agreement in the amount of $20,000 with a private investor. The loan matures on February 1, 2014 and bears interest at effective rate of 20%.   During August 2013, the Company made a $10,000 principal payment on this note.

The Company also issued 200,000 warrants that bear an exercise price of $0.20 and expires on August 1, 2015.The Company valued the warrants at $12,000 using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.25%; expected volatility of 623%. The value of the warrants was recorded as a loan fee that was expensed.

Debt Financing with Revenue Participation Interests

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

The 6% original issue discount notes with revenue participation interests (the "Notes") were issued pursuant to a private offering (the "Notes Offering"), with a maximum offering size of $325,000.  The Notes maintain an original issue discount of $75,000, yielding cash proceeds of $300,000 to the Company. The notes are due on or before March 26, 2015; all payments on the Notes shall come solely from the Note holder's share of the revenue participation fees, as hereinafter explained.  The Company shall pay each Note Holder out of the Company's share of the Net Operating Revenues; as such term is defined in the Note, of its STW Energy Services, LLC ("Energy Services") subsidiary, until each Note has been paid in full.   All payments shall be made on a quarterly basis; provided however that only interest shall be paid in the first quarter and thereafter, payments shall follow the payment schedule set forth in the Notes.  If payments are not made on the schedule payment date, interest on the Notes shall increase to 18% until the Notes are paid in full.   In consideration for the Note, the Company shall issue 2 year warrants to purchase one share of common stock for each two dollars of such holder's investment, at an exercise price of $0.30 per share; provided however, that the Company shall only issue an aggregate of warrants to purchase up to 162,500 shares.  The Notes are secured by a continuing security interest in the Company's net revenues and proceeds thereof.

2013 Convertible Original Issue Discount Notes with Revenue Participation Interest – STW Oilfield Construction Services, LLC

In September and October, 2013, the Company issued to three (3) accredited investors convertible revenue participation notes with an aggregate principal amount of $117,804 and an original issue discount of $27,186, yielding net cash proceeds of $90,618 to the Company. This notes mature eighteen (18) months from the date of issuance and carry a stated interest rate of 6%. Principal and interest payments shall come solely from the Investors’ share of the revenue participation fees from STW Oilfield Construction contracts. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full. The Company also issued 235,608 warrants in connection with these investments. The warrants bear an exercise price of $0.30 per share and expire on September 27, 2015.

The 6% convertible original issue discount notes with revenue participation interests (the "Notes") were issued pursuant to a private offering (the "Notes Offering"), with a maximum offering size of $325,000.  The Notes maintain an original issue discount of $75,000, and if fully funded would yield net cash proceeds of $300,000 to the Company. The notes are due on or before March 26, 2015; all payments on the Notes shall come solely from the Note holder's share of the revenue participation fees, as hereinafter explained.  The Company shall pay each Note Holders out of the Company's share of the Net Operating Revenues; as such term is defined in the Note, of its STW Oilfield Construction LLC ("Construction Services") subsidiary, until each Note has been paid in full.  All payments shall be made on a quarterly basis; provided however that only interest shall be paid in the first quarter and thereafter, payments shall follow the payment schedule set forth in the Notes.  If payments are not made on the schedule payment date, interest on the Notes shall increase to 18% until the Notes are paid in full.  The Notes are convertible into shares of the Company's common stock at $0.12 per share, subject to adjustment.  In consideration for the Notes, the Company shall issue 2-year warrants to purchase two shares of common stock for each one dollar of such holder's investment, at an exercise price of $0.30 per share; provided however, that the Company shall only issue an aggregate of warrants to purchase up to 650,000 shares.  The Company is required to reserve a sufficient number of shares to be able to issue all of the shares underlying the Notes if same are fully converted.  The Notes are secured by a continuing security interest in the Company's net revenues and proceeds thereof.

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

Debt Extension

During 2012, the Company issued to certain accredited investors, new 14% Convertible Notes with an aggregate principal amount of $2,380,975.  The Company also issued 566,677 to the placement agent warrants under the same terms.  These notes are due on November 30, 2013 and otherwise have the same terms as the 14% Notes the Company issued in 2011.  In light of the Company's current cash position, on September 22, 2013 we received consent to extend the maturity date of such notes (the "Extension") from the holders of approximately 72% of the outstanding principal amount of such notes and we continue to seek the consent form the remaining note holders.  Pursuant to the Extension, the maturity date shall be extended to June 1, 2015.  In consideration for their consent to the Extension, the Company agreed to issue each of the consenting note holders additional shares of the Company's common stock in an amount equal to one half of the original principal amount of such holder's note.

Although we continue to seek consent from the remaining note holders, there can be no assurance that we will receive it from any or all of these holders.  The notes provide us with a 30 day cure period, but if we are unable to pay the notes when they become due, the note holders maintain the right to demand immediate payment of all outstanding principal and interest or maintain the note at an increased default interest rate of 18% per annum until we remedy the default.  If we do not receive consent to extend the maturity date of the notes from the remaining note holders, the notes are not converted into equity or we do not otherwise restructure such debt, we may not have sufficient cash to pay the notes. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future.

14% convertible notes Paid In Kind “PIK” interest offering

As part of our effort to free up critical capital necessary to carry out our business plans and increase shareholder value, the Company has recently received consent from certain of its outstanding note holders to receive accrued interest in shares of our common stock (the "PIK Shares"), rather than in cash as required by the related note agreement.  Upon consent, the PIK Shares are being issued at the rate of $0.08 per share.  As of the date of this Report, we have agreed to issue a total of 6,004,619 PIK Shares to those note holders who have consented to receiving same.  As of the date of this Report, we have outstanding accrued interest in the amount of $751,428 for which we are seeking consent to pay in PIK Shares, to which if we receive consent, would require us to issue an additional 3,388,229 PIK Shares.

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

The Purchase Agreement contains representations and warranties by the Company and the investors which are customary for transactions of this type such as, with respect to the Company: organization, good standing and qualification to do business; capitalization; subsidiaries, authorization and enforceability of the transaction and transaction documents; valid issuance of stock, consents being obtained or not required to consummate the transaction; litigation; compliance with securities laws; and no brokers used, and with respect to the investors: authorization, accredited investor status and investment intent.

Issuance of Common Shares to Consultants and Employees

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

Conversion of 12% convertible notes payable

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

Conversion of 14% convertible notes payable

During January, 2014, we issued 312,500 shares of our common stock to an accredited investor upon the investors conversion of $25,000 of principal of a 14% convertible note.

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

On January 01, 2013, a majority of the shareholders increased the authorized number of shares of common stock from 100,000,000 to 250,000,000.

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

As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations. Our continuation as a going concern subsequent to the quarter ended June 30, 2013 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern.

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

Three months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Our revenue, operating expenses, and net loss from operations for the three month period ended June 30, 2013 as compared to the three month period ended June 30, 2012 were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended,			Percentage
	June 30, 2013	June 30, 2012	Change	Change Inc (Dec)
REVENUES	$--	$--	$--	0.0%
COSTS OF REVENUES	--	--	--	0.0%
Gross Profit	--	--	--	0.0%
OPERATING EXPENSES:
Research and development	9,118	--	(9,118)	100.0%
General and administrative	443,168	583,210	140,042	24.0%
Total operating expenses	452,287	583,210	130,924	22.4%
Loss from operations	(452,286)	(583,210)	130,924	22.4%
Interest expense	(212,685)	(154,776)	(57,909)	(37.4%)
Change in fair value of shares issued to note holder	--	(90,000)	90,000	100.0%
Other income	--	4,669	(4,669)	100.0%
Change in derivative liability	438,185	1,130,547	(692,362)	(61.2%)
Non controlling interest in net loss	771		771	100.0%
Net Income (Loss)	$(226,015)	$307,230	$(533,245)	(173.6%)

Revenues and costs of revenues:  We ceased being a development stage company on January 1, 2013, and realized revenues and costs of revenues during the six months ended June 30, 2013, we had no revenues and costs of revenues during the three month period ended June 30, 2013. During the three month period ended June 30, 2012, we had no revenues or cost of revenues during this period.

Research and development expenses:  During the three month period ended June 30, 2013, we incurred $9,118 of research and development costs in connection with the development of our water treatment technologies.  We had no research and development expenses during the three month period ended June 30, 2013.

General and Administrative Expense:  General and administrative expenses decreased $140,042 or 24.0% to $443,168  for the three months ended June 30, 2013 from $583,210 for the three months ended June 30, 2012.  Our general and administrative expenses for the three months ended June 30, 2013 consisted of general and administrative expense of $57,066, professional fees of $136,868, board of director fees of $163,012, consulting fees of $75,129, and insurance of $11,093 for a total of $443,168. Our general & administrative expenses for the three months ended June 30, 2012 consisted of general and administrative expense of $64,635, salaries and benefits of $4,143, professional fees of $229,765, and board of director fees of $284,667. The reduction of our general and administrative expenses is largely attributable to a reduction in board of director and professional fees. During the three month periods ended June 30, 2013 and 2012, non-cash expenses relating to consulting fees included in general and administrative expenses were none and $284,667, respectively.

Interest Expense:  Interest expense increased by $57,909 to $212,685 for the three month period ended June 30, 2013 from $154,776 for the three month period ended June 30, 2012.  The increase is due to additional interest expenses incurred on additional debt financing incurred by us since June 30, 2012, and the inceased interest expense associated with the default on the GE settlement note.

Change in derivative liability: During the three month period ended June 30, 2013, we recorded a $438,185 gain due to the change in the derivative liability from March 31, 2013.  During the three month period ended June 30, 2012, we recorded a $1,130,547 gain due to the change in the derivative liability from December 31, 2011, a net difference of $692,362. The reason for the decrease in comparing the three months ended June 30, 2013 to the corresponding period for 2012 was mainly due to the change in the fair value of derivatives, attributable to the effect of an increase in the volatility rate in valuing derivatives under the Black-Scholes model from a volatility rate of 100% to 623% during 2013 and the effect of changes in the value of the Company’s common stock as it transitioned from a development stage company to an operating business.

Non controlling interest in Net Loss:  The non-controlling interest in the net loss represents a 25% non-controlling interest in the net loss of STW Energy Services, LLC, a subsidiary company. We did not have a non-controlling interest in this subsidiary during the three months ended June 30, 2012.

 Net Loss:  Net loss increased by $533,245, or 173.6%, to a net loss of $226,015 for the three month period ended June 30, 2013 from a net income of $307,230 for the three month period ended June 30, 2012.  This increased net loss reflects the increased operating expenses and change in derivative liability discussed above.

Six months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Our revenue, operating expenses, and net loss from operations for the six month period ended June 30, 2013 as compared to the six month period ended June 30, 2012 were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Six Months Ended,			Percentage Change
	June 30, 2013	June 30, 2012	Change	Inc (Dec)
REVENUES	$541,000	$--	$541,000	100.0%
COSTS OF REVENUES	459,634	--	(459,634)	100.0%
Gross Profit	81,366	--	81,366	100.0%
OPERATING EXPENSES:
Research and development	9,118		(9,118)	100.0%
General and administrative	1,049,932	838,655	(211,277)	25.2%
Total operating expenses	1,059,050	838,655	(220,395)	(26.3%)
Loss from operations	(977,684)	(838,655)	(139,029)	(16.6%)
Interest expense	(560,562)	(304,634)	(255,928)	(84.0%)
Change in fair value of shares issued to note holder	--	(8,213)	8,213	100.0%
Other income	--	4,669	(4,669)	100.0%
Change in derivative liability	(1,736,369)	(93,809)	(1,642,560)	(1,751.0)%
Non controlling interest in net loss	771		771	100.0%
Net Loss	$(3,273,844)	$(1,240,642)	$(2,033,202)	(163.9)%

Revenues:  Revenues consist of the design, build and delivery of a proprietary water desalinization facility. Total revenues for the six months ended June 30, 2013 were $541,000, compared to no revenues during the six months ended June 30, 2012. The increase in revenues is attributable to the completion of a contract during the six month period ended June 30, 2013, with the Ranchland Hills Golf Club in Midland, Texas.  During the six month period ended June 30, 2012, we did not realize revenues.

Cost of Revenues:  Total costs of revenues for the six months ended June 30, 2013 were $459,634, and are attributable to the costs of the contract to design, build and deliver a proprietary water desalinization facility. During the six month period ended June 30, 2012, we had no revenues nor associated costs of revenues.

Gross Profit:  Gross profit from the contract to design, build and deliver a proprietary water desalinization facility was $81,366 during the six month period ended June 30, 2013. During the six month period ended June 30, 2012, we had no gross profit.

Research and development expenses:  During the six month period ended June 30, 2013, we incurred $9,118 of research and development costs in connection with the development of our water treatment technologies.  We had no research and development expenses during the six month period ended June 30, 2013.

General and Administrative Expense:  General and administrative expenses increased $211,277  or 25.2% to $1,049,932 for the six months ended June 30, 2013 from $838,655 for the six months ended June 30, 2012.  Our general and administrative expenses for the six months ended June 30, 2013  consisted of general and administrative expense of $64,303, professional fees of $276,532, insurance of $13,929, consulting fees of $389,343, and board of director fees of $305,825, for a total of $1,049,932. Our general & administrative expenses for the six months ended June 30, 2012 consisted of general and administrative expense of $130,685, salaries and benefits of $9,281, professional fees of $397,147, and board of director fees of $301,541, for a total $838,655.  The reason for the decrease in comparing the six months ended June 30, 2013 to the corresponding period for 2012 was mainly due to the increase in board compensation of $146,137 offset by a net increase of $65,140 in other general and administrative expenses. During the six month periods ended June 30, 2013 and 2012, non-cash expenses relating to consulting fees included in general and administrative expenses were $210,000 and $31,542, respectively.

Interest Expense:  Interest expense increased by $225,928 to $560,562 for the six month period ended June 30, 2013 from $304,634 for the six month period ended June 30, 2012.  The increase is due to additional interest expenses incurred on additional debt financing incurred by us since June 30, 2012, and the inceased interest expense associated with the default on the GE settlement note.

Change in derivative liability: During the six month period ended June 30, 2013, we recorded a $1,736,369 expense due to the change in the derivative liability from December 31, 2012.  During the six month period ended June 30, 2012, we recorded a $93,809 expense due to the change in the derivative liability from December 31, 2011, a net difference of $1,642,560. The reason for the decrease in comparing the three months ended June 30, 2013 to the corresponding period for 2012 was mainly due to the change in the fair value of derivatives, attributable to the effect of an increase in the volatility rate in valuing derivatives under the Black-Scholes model from a volatility rate of 100% to 623% during 2013 and the effect of changes in the value of the Company’s common stock as it transitioned from a development stage company to an operating business.

Non controlling interest in Net Loss:  The non-controlling interest in the net loss represents a 25% non-controlling interest in the net loss of STW Energy Services, LLC, a subsidiary company. We did not have a non-controlling interest in this subsidiary during the three months ended June 30, 2012.

 Net Loss:  Net loss increased by $2,033,202, or 163.9%, to a net loss of $3,273,844 for the six month period ended June 30, 2013 from a net loss of $1,240,642 for the six month period ended June 30, 2012.  This net loss reflects the increased operating expenses and change in derivative liability discussed above.

Liquidity and Capital Resources

As presented in the consolidated financial statements, we incurred a net loss of $3,273,844 during the six months ended June 30, 2013, and losses are expected to continue in the near term.  The accumulated deficit since inception is $20,596,232 at June 30, 2013.  We have been funding our operations through private loans and the sale of common stock in private placement transactions.  Management anticipates that significant additional expenditures will be necessary to develop and expand our automotive assets before significant positive operating cash flows will be achieved.

Our consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In addition, we had a stockholders’ deficit of $12,173,483 as of June 30, 2013. Our cash resources are insufficient to meet our planned business objectives without additional financing.  These and other factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations.  At June 30, 2013, we had $35,865 of cash on hand.  These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business.  No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us.  Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of June 30, 2013 as compared to December 31, 2012, were as follows:

	June 30,	December 31,
	2013	2012
Cash	$35,865	$59,870
Total current assets	$536,173	$201,014
Total assets	$766,711	$201,014
Total current liabilities	$12,191,309	$8,846,344
Total liabilities	$12,940,194	$9,359,485

At June 30, 2013, we had a working capital deficit of $11,655,136 compared to a working capital deficit of $8,645,330 at December 31, 2012.  Current liabilities increased to $12,681,307 at June 30, 2013 from $12,413,410 at December 31, 2012.

Our operating activities from operations resulted in a net cash flow used be operations of $285,505 for the six months ended June 30, 2013 compared to net cash used in operations of $243,715 for the six months ended June 30 2012.   The net cash used in operations for the six months ended June 30, 2013 reflects a net loss of $3,273,844 decreased by $1,792,470 in non-cash charges and decreased by $1,195,869 of changes in the working capital accounts.  The net cash used in operations for the six months ended June 30, 2012 reflects a net loss of $1,240,642 offset by an increase in non cash changes of $571,816, and  decreased by $425,111 net increase in the working capital accounts.

Our investing activities were none for the six months ended June 30, 2013 and June 30, 2012.

Our financing activities resulted in a cash inflow of $261,500 for the six months ended June 30, 2013, which represented the issuance of $302,500 in revenue participating notes, $35,025 proceeds from the Crown Financial note, the repayment of $41,000 of notes payable, and debt issuance costs of $35,025. Our financing activities resulted in cash inflow of $243,500 for the six months ended June 30, 2012, which represented the issuance of $215,000 of notes payable, proceeds from the issuance of common stock of $50,000, reduced by debt issuance costs of 16,500.

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

Contractual Obligations and Commitments

The following table is a summary of contractual cash obligations for the periods indicated that existed as of June 30, 2012, and is based on information appearing in the notes to Condensed Consolidated Financial Statements included elsewhere in this Report:

	Total	Less than 1 Year	1-2 Years
14% Convertible Notes	$2,844,518	$2,529,736	$314,783
12% Convertible Notes	400,000	400,000	-
GE Note	2,100,000	2,100,000	-
Deferred Compensation Note	279,095	279,095	-
Revenue Participating Notes	434,102	-	434,102
Crown Financial, net of $159,996 discount	35,025	35,025
Other Financing	43,280	43,280	-
Total obligations	$6,136,020	$5,387,135	$748,885

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Revenue Recognition

Contract Revenue and Cost Recognition on Engineering and Design Services

During the six month period ended June 30, 2013, the Company completed a contract to design, build and deliver a proprietary water desalinization facility to produce 700,000 gallons of water a day by converting brackish well water into the equivalent of rain water to maintain the greens and fairways of the Ranchland Hills Golf Club in Midland, Texas. The Company recognized revenue from this contract upon completing and acceptance of the system. As of December 31, 2012, the Company reported deferred revenue of $534,000, net of deferred costs of $436,654 related to this contract.

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

Basic and Diluted Loss per Share

The Company’s basic earnings (loss) per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method and as-if converted method for convertible debt, which could occur if the above dilutive securities were exercised. As the Company realized a net loss for the three months ended June 30, 2013 and 2012, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

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

Recently Issued Accounting Standards

Recent accounting pronouncements did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As of the end of our last fiscal year ended December 31, 2012 and the six month period ended June 30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of December 31, 2012 or June 30, 2013, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were not any changes in our internal control over financial reporting identified in connection with the evaluation management performed at the end of the quarter ending June 30, 2013 or the end of the fiscal year ending December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

GE Ionics, Inc. Lawsuit. On May 22, 2013, GE filed a lawsuit against STW in the Supreme Court of the State of New York, County of New York, Index No. 651832/2013 (the “GE Lawsuit").  Although the lawsuit arises out of STW’s obligations to GE under its Settlement Agreement with GE (described more fully in Item 4 Debt, GE Ionics), upon which STW owed GE $2.1 million plus interest, GE has elected to forgo suit on the settlement amount and sue STW for the original debt of $11,239,437, plus interest and attorneys’ fees (the “Original Debt”).  As such, STW filed its Answer and asserted that it is entitled to and shall pursue all of its available legal and equitable defenses to the Original Debt, inasmuch as GE has, among other things, failed to discount the Original Debt sued upon by the amounts that it recovered through re-use and re-sale of the equipment it fabricated for STW. Management has not accrued the original amount of the debt because the probability of recovery is remote.

Viewpoint Securities, LLC Arbitration.  On or about July 9, 2012, the Company and Stan Weiner, the Company's chief executive officer, received a demand for arbitration with the American Arbitration Association. The demand was filed by Viewpoint Securities LLC ("VP"), who entered into that certain engagement agreement, dated March 9, 2008, as amended on March 9, 2008, November 10, 2008, January 1, 2009, February 5, 2010, and December 1, 2010, pursuant to which the Company retained VP to act as its financial and capital markets advisor regarding equity and debt introduced by VP to the Company.  The demand alleges breach of contract, breach of the covenant of good faith and fair dealings, negligence prayer for commissions and expenses incurred by VP in its efforts to provide introductions and attempt to provide financing to the Company from March 9, 2008 through February 2, 2012, the date of termination of the Agreement.  VP seeks, among other things, $216,217 and a warrant to purchase 566,667 shares of the Company's common stock.  The Company believes that it has valid defenses and intends to contest these claims vigorously.  On August 18, 2012, VP dismissed Stan Weiner from the claim with prejudice.  On February 5, 2013, the Company caused an answer to the complaint to be filed on behalf of the Company, denying the allegations and asserting, among other things, the course of business conduct, lack of FINRA status post termination and recognition of third party entitlement to amounts owed.  The arbitration has gone through the discovery phase and a final hearing was held on February 03, 2014.  As of February 14, 2014, the arbitrator has not issued a ruling on this matter.

Marcus Muller and Roy Beach Promissory Notes.  On March 2, 2012, counsel for Marcus Muller and Roy Beach sent a demand letter to the Company demanding payment on two 12% Convertible Notes by the Company to Messrs. Muller and Beach.  The notes in an original principal amount of $25,000.00 each, were issued on August 13 and 18, 2010 and were in a default status.  Muller and Beach’s counsel threatened to initiate Chapter 7 Involuntary Bankruptcy proceedings against the Company, but did not disclose who the necessary third debtor was who had an alleged liquidated and uncontested claim.  Since that date, the Company has made many payments to Muller and Beach, and the Company is confident will be resolved.

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

During the six month period ended June 30, 2013, the Company issued to ten (10) accredited investors revenue participation notes with an aggregate principal amount of $302,500. These notes mature five years from the date of issuance, and carry an interest rate of 12%.  Principal and interest payments shall come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish and/or produced water.  The Company will pay one-half (50%) of the Net Operating Revenues, after deducting project operational and equipment lease expenses, from the Water Processing Master Services Agreements (“MSA’s”) to all Participants generally (with each Participant’s percentage of the $302,500 investment being paid on a pro-rata basis) until such time as each Participant’s share of the $302,500 Note has been paid in full, and until such further time as an additional $302,500 has been paid to the Participants in relation to each Participant’s share of the $302,500  investment.  Thereafter, all further Revenue Fees shall cease and this Agreement shall be terminated in all respects. The Company also issued 605,000 warrants in connection with this investment. These warrants have an exercise price of $0.20, are immediately exercisable and expire on various dates through June 30, 2015. .

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

During October and November, 2013, the Company issued to two accredited investors convertible revenue participation note with an aggregate principal amount of $207,115 and an original issue discount of $27,015 yielding net cash proceeds to the Company of $180,100 These notes mature eighteen (18) months from the date of issuance and carries a stated interest rate of 6%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from STW Pipeline Maintenance contracts. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full.

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

On December 9, 2013, the Company issued 2,000,000 shares to an) employee as a signing bonus under an employment contract.  The Company also issued 300,000 shares of its common stock to an employee of its subsidiary, STW Pipeline Maintenance & Construction, LLC, as an installment on a signing bonus under an employment contract with the subsidiary.

During January, 2014, we issued 6,363,155 shares of common stock to accredited investors in our 14% Convertible notes in consideration of the investors’ extension of the maturity dates of the notes from November 30, 2013 to June 1, 2015.

During January, 2014, we issued 312,500 shares of our common stock to an accredited investor upon the investors conversion of $25,000 of principal of a 14% convertible note.

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

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX
Exhibit No.	Description
2.1	Order Confirming the Second Amended Plan of Re-organization of Woozyfly, Inc. (4)
2.2	Agreement and Plan of Merger for proposed merger between Woozyfly, Inc. Merger Sub, and STW Resources, Inc. dated January 17, 2010(3)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to the Articles of Incorporation (2)
3.3	Certificate of Amendment to the Articles of Incorporation – March 1, 2010 (5)
3.4	Articles of Merger between STW Acquisition, Inc. and STW Resources, Inc. (4)
3.5	Articles of Merger filed with the State of Nevada on March 3, 2010 (6)
4.1	Form of 12% Convertible Note dated August 31, 2010 (8)
4.2	Form of Warrant dated August 31, 2010 (8)
4.3	Form of Promissory Note dated August 31, 2010 (9)
4.4	Form of Warrant for December 2010 Financing (10)
4.5	Extension of Note, by and between STW Resources Holding Corp. and GE Ionics, Inc., dated October 28, 2011 (11)
4.6	Amended and Restated Note effective October 1, 2011 in favor of GE Ionics, Inc. (11)
4.7	Form of November 2011 Warrant (13)
4.8	Note Exchange Form of New Note (15)
4.9	Note Exchange Form of New Warrant (15)
4.10	Form of May 2012 Warrant (16)
10.1	Form of securities Purchase Agreement dated August 31, 2010 (6)
10.2	Form of Escrow Agreement by and between the Company, Viewpoint, and TD Bank, N.A. dated March 31, 2010 (8)
10.4	Form of Settlement Agreement by and between STW Resources Holding Corp and GE Ionics, Inc., dated August 31, 2010(9)
10.5	Form of Subscription Agreement for December 2010 Financing (10)
10.6	Letter of Intent dated April 17, 2011 (12)
10.7	Amendments to Settlement Agreement dated October 30, 2011, by and between STW Resources Holding Corp. and GE Ionics, Inc. (11)
10.8	Form of November 2011 Subscription Agreement (13)
10.9	Note Exchange Cover Letter (15)
10.10	Note exchange Subscription Agreement Form (15)
10.11	Master Note Agreement with Revenue Participation Subscription Package (15)
10.12	Form of May 2012 Subscription Agreement (16)
16.1	Letter from Weaver & Martin LLC (7)
16.2	Letter from Weaver and Tidwell, LLP (14)
21.1	List of Subsidiaries+
31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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