Form 10-Q
period 2013-09-30
STW RESOURCES HOLDING CORP.
filed 2014-02-18
CIK 1357838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to _____

STW RESOURCES HOLDING CORP

(Exact Name of Registrant as Specified in Charter)

Nevada	222-51430	26-1945743
(State or Other Jurisdiction of Incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)
3424 South County Road, 1192 Midland, Texas 79706		(432) 686-7777
(Address of Principal Executive Offices)		(Registrant’s Telephone Number)

619 West Texas Avenue, Suite 126
Midland, Texas 79701
(Former name and address, if changed since last report)

(432) 686-7777
Registrant’s telephone number, including area code:

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes [   ]    No [X]

As of February 14, 2014, there were 125,756,003 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

TABLE OF CONTENTS
		Page
PART I	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	1
	Condensed Consolidated Statements of Operations (Unaudited) for the three and nine month periods ended September 30, 2013 and 2012	2
	Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited) for the nine months ended September 30, 2013	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ended September 30, 2013 and 2012	4 - 5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 30
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31 - 41
Item 4.	Controls and Procedures	41 - 42

PART II	OTHER INFORMATION
Item 1.	Legal proceedings	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults upon Senior Securities	44
Item 5.	Other information	46
Item 6.	Exhibits	47

-i-

PART 1
ITEM 1. FINANCIAL STATEMENTS
STW Resources Holding Corp
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$90,686	$59,870
Accounts receivable, includes $13,520 related party receivable	87,936	-
Prepaid expenses and other current assets	78,506	141,144
Investment in Black Wolf, LLC	420,000
Total Current Assets	677,128	201,014
Long Term Assets
Property, plant and equipment, net	572,179	-
Other assets
Deferred loan costs, net of $79,402 accumulated amortization	208,460	-
TOTAL ASSETS	$1,457,767	$201,014

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$8,327	$-
Accounts payable	935,534	794,191
Payable to related parties:		-
Black Pearl Energy, LLC	494,075
Dufrane Nuclear, Inc.	17,000
Accrued consulting fees - officers	505,666	431,996
Current portion of notes payable, $777,167 and $286,697 payable to related parties	3,518,806	5,331,734
Sales and payroll taxes payable	53,053
Accrued expenses and interest	1,669,041	890,019
Accrued compensation	127,666	19,619
Accrued board compensation	357,224	235,000
Deferred Revenue, net of deferred costs of $436,544	-	97,346
Fees payable in common stock	542,076
Derivative liability	1,865,153	1,046,439
Total Current Liabilities	10,093,621	8,846,344
Notes payable, net of discount and current portion	3,499,237	513,141
Total Liabilities	13,592,858	9,359,485
Commitments and contingencies (Note 9)	-	-
Stockholders' Deficit

Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2013 and December 31, 2012	-	-
Common stock $0.001 par value 250,000,000 and 100,000,000 shares authorized 104,555,849 and 96,308,599 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	104,556	96,309
Additional paid in capital	10,747,798	8,067,608
Accumulated deficit	(22,976,947)	(17,322,388)
Total Stockholders' Deficit of STW Resources	(12,124,593)	(9,158,471)
Non-controlling interest in subsidiary	(10,498)	-
Total Stockholders' Deficit	(12,135,091)	(9,158,471)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,457,767	$201,014

See accompanying notes which are an integral part of these condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statements of Operations
For the three and nine month periods ended September 30, 2013 and 2012 (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Contract and service revenues	$90,209	$--	$631,209	$--
Service revenues from related party	57,408	--	57,408	--
Total revenues	$147,617	$--	$688,617	$--
Costs of Revenues	216,607	--	676,242	--

Gross Profit (Loss)	(68,990)	--	12,375	--

Operating expenses

Research and development	59,938	-	69,056	-
General and administrative	791,505	542,499	1,841,437	1,381,154
Depreciation	9,617	--	9,617	--
Total operating expenses	861,060	542,499	1,920,110	1,381,154

Loss from operations	(930,050)	(542,499)	(1,907,735)	(1,381,154)

Interest expense	(403,175)	(176,066)	(963,736)	(480,700)
Change in fair value of shares issued to note holder	-	(11,374)	-	(19,587)
Other income (expense)	-	(2,610)	-	2,059
Change in fair value of derivative liability	(1,059,717)	(1,239,140)	(2,796,086)	(1,332,949)

Net Loss	$(2,392,942)	$(1,971,689)	$(5,667,557)	$(3,212,331)
Less: Share of net loss of subsidiary attributable to non-controlling interest	12,227	-	12,998	-
Net Loss of STW Resources	$(2,380,715)	$(1,971,689)	$(5,654,559)	$(3,212,331)
Loss per common share – basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.05)
Weighted average shares outstanding - basic and diluted	98,523,349	81,591,208	97,149,025	70,450,521

See accompanying notes which are an integral part of these condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)
For the nine month period ended September 30, 2013

	Common Stock $0.001 Par
	Number	Amount	Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest		Stockholders’ Deficit
Balance, December 31, 2012	96,308,599	$96,309	$8,067,608	$(17,322,388)	$		$(9,158,471)
Conversion of accrued interest on 12% convertible notes to common shares	353,120	353	20,834				21,187
Conversion of 12% convertible notes to common shares	750,380	750	44,272				45,022
Value of warrants issued for loan fee			171,996				171,996
Value of warrants issued with notes payable			44,235				44,235
Shares issued to board members as directors fees	4,575,000	4,575	269,925				274,500
Shares issued to advisory board members as fees	468,750	469	27,656				28,125
Shares issued as consulting fees	2,100,000	2,100	123,900				126,000
Reclassification of derivative liability due to increase in share authorization			1,977,372				1,977,372
Non-controlling interest investment in subsidiary						2,500	2,500
Net loss for the period				(5,654,559)		(12,998)	(5,667,557)
Balance, September 30, 2013	104,555,849	$104,556	$10,747,798	$(22,976,947)		$(10,498)	$(12,135,091)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine month periods ended September 30, 2013 and 2012

	Nine Month Periods Ended September 30:
	2013	2012
Cash flows
Net loss of STW Resources	$(5,654,559)	$(3,212,331)
Adjustments to reconcile net loss of STW Resources to net cash used in operations operating activities
Depreciation	9,617
Net loss of subsidiary attributable to non-controlling interest	(12,998)
Change in fair value of derivative liability	2,796,086	1,332,949
Amortization of discount and debt issuance costs	106,846	28,628
Share based compensation		225,000
Shares issued for services		502,208
Loss on extinguishment of liabilities, net		19,587
Changes in working capital:
(Increase) Decrease in accounts receivable	(87,936)
(Increase) Decrease in prepaid expenses and other current assets	15,472	(114,947)
Increase (Decrease) in accounts payable	153,345	732,028
Increase (Decrease) in accounts payable to related parties	164,746
Increase (Decrease) in sales and payroll taxes payable	53,053
Increase (Decrease) in accrued compensation	108,046
Increase (Decrease) in accrued expenses and interest	798,005
Increase (Decrease) in accrued board compensation	424,849
Increase (Decrease) in deferred revenue	(97,346)	400,500
Increase (Decrease) in fees payable in common stock	668,076
Net cash used in operating activities	(554,698)	(86,378)
Cash flows used in investing activities
Purchases of property, plant and equipment, net of equipment loans	(241,876)	-
Net cash used in investing activities	(241,876)
Cash flows provided from financing activities
Bank overdraft	8,327
Proceeds from notes payable	902,588	165,000
Principal payments on notes payable	(51,000)
Non-controlling interest contributions	2,500
Issuance of convertible notes payable		200,000
Proceeds from equity issuances, net		45,000
Debt issuance costs	(35,025)	(36,500)
Net cash from financing activities	827,390	373,500
Net increase in cash	30,816	287,122
Cash at beginning of period	59,870	7,187
Cash at end of period	$90,686	$294,309

(continued)

STW Resources Holding Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine month periods ended September 30, 2013 and 2012

Supplemental cash flow information:

Cash paid for interest	$7,315	$6,750
Cash paid for income taxes	$0	$0
Value of warrants issued as debt issuance costs	$171,996	$0
Non-cash investing and financing activities:
Value of warrants issued revenue participation notes payable	$44,235	$0
Value of common shares issued to board and advisory board for fees	$302,625	$0
Value of common shares issued to consultants	$126,000	$0
Fees payable in common stock	$542,076	$0
Related party note payable for Black Wolf investment	$420,000	$0
Notes and interest settled in stock	$66, 209	$0
Equipment loans associated with the purchase of property, plant and equipment	$339,921	$0

See accompanying notes which are an integral part of these condensed consolidated financial statements.

STW Resources Holding Corp
Notes to Condensed Consolidated Financial Statements (Unaudited)
Nine Month Periods Ended September 30, 2013 and 2012

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

On February 9, 2010, the Federal Bankuptcy Court handling a bankruptcy proceeding for our predecessor at the time, entered an order confirming the Second Amended Plan of Reorganization (the “Plan”) pursuant to which the Plan and the Merger was approved.  The Plan was effective February 19, 2010 (the “Effective Date”). The principal provisions of the Plan were as follows:

■	MKM, the DIP lender, received 400,000 shares of common stock and 2,140,000 shares of preferred stock,

■	The holders of the Convertible Notes received 1,760,000 shares of common stock,

■	General unsecured claims received 100,000 shares of common stock, and

■	The Company’s equity interest was extinguished and cancelled.

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

Consolidation policy

The condensed consolidated financial statements for the nine month period ended September 30, 2013 include the accounts of the Company and its wholly owned subsidiaries, STW Resources, Inc, STW Oilfield Construction LLC, STW Pipeline Maintenance Construction, LLC, and 75% owned subsidiary of STW Energy, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Non-Controlling interest

On June 25, 2013, the Company invested in a 75% limited liability company (“LLC”) interest in STW Energy Services, LLC (“STW Energy”). The non-controlling interest in STW Energy is held by Crown Financial, LLC, a Texas Limited Liability Company (“Crown” or “Crown Financial”). As of September 30, 2013, $2,500 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in STW Energy, with a net loss attributable to non-controlling interests of $12,998 for the nine month period ended September 30, 2013.

Going Concern

The Company’s condensed consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $22,976,947 since inception. Since its inception in January 2008 through September 30, 2013, management has raised equity and debt financing of approximately $11,500,000 to fund operations and provide working capital.  The cash resources of the Company are insufficient to meet its planned business objectives without additional financing.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30, 2013, the Company had $90,686 of cash on hand; however, the Company raised $999,287 of debt and $850,000 of equity during the period October 1, 2013 through February 10, 2014, to sustain its operations.  Management expects that the current funds on hand will be sufficient to continue operations for the next three months. Management is currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate our business, No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

Development Stage Enterprise

During the year ended December 31, 2012, the Company was a development stage company as defined by the Financial Accounting Standards Board (the “FASB”). During the nine months ended September 30, 2013, the Company realized $541,000 of revenues from its water treatment business and, the Company has expanded its oil services business offerings. Revenues commenced January 1, 2013, accordingly, as of January 1, 2013, the Company is no longer a development stage company.

Use of Estimates

Condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Among other things, management has estimated the collectability of its accounts receivable, the valuation of long lived assets, the assumptions used to calculate its derivative liabilities, and equity instruments issued for financing and compensation. Actual results could differ from those estimates.

Concentration of Credit Risk

A financial instrument that potentially subjects the Company to concentration of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. At September 30, 2013, there were no uninsured deposits.

The Company anticipates entering into long-term, fixed-price contracts for its services with select oil and gas producers and municipal utilities.  The Company will control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures.

As of September 30, 2013, two vendors accounted for 36% and 22% of total accounts payable.  During the nine months ended September 30, 2013, two vendors accounted for 65% of total purchases.  During the three months ended September 30, 2013, one vendor accounted for 100% of purchases.

As of September 30, 2013, two customers accounted for 79% and 12% of accounts receivable. During the nine month period ended September 30, 2013, one customer accounted for 79% of total revenues.  During the three months ended September 30, 2013, one customer accounted for 42% of revenues.

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

The following table presents certain financial instruments measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2013.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability at September 30, 2013	$-	$-	$1,865,153	$1,865,153
December 31, 2012	-	-	1,046,439	1,046,439

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

The Company had no such asset impairments at September 30, 2013 or December 31, 2012.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Revenue Recognition

Contract Revenue and Cost Recognition on Engineering and Design Services

During the nine month period ended September 30, 2013, the Company completed a contract to design, build and deliver a proprietary water desalinization facility to produce 700,000 gallons of water a day by converting brackish well water into the equivalent of rain water to maintain the greens and fairways of the Ranchland Hills Golf Club in Midland, Texas. As of December 31, 2012, the Company reported deferred revenue of $97,346, which is net of deferred costs of $436,544 related to this contract. These revenues and costs were recognized during the nine months  ended September 30, 2013 upon completion of the contract and acceptance of the desalinization facility.

Services Revenues from Master Services Agreements

During the three and nine month period ended September 30, 2013, the Company entered into Master Services Agreements (“MSA”) with several major oil & gas companies including Andarko Petroleum Company, Apache Corporation, Diamondback E&P, Pioneer Natural Resources USA, Reliance Energy, Atlas Pipeline Holdings, and Targa Resources LLC. These MSAs contract the Company to provide a range of oil & gas support services including oilfield site construction and maintenance, pipeline maintenance, oil rig cleaning, site preparation, energy support services, and other oil & gas support services.  The Company bills these customers pursuant to purchase orders issued under the MSAs. The revenues billed include hourly labor fees and equipment usage fees. The Company realizes revenues from these contracts as the services are performed under the customer purchase orders. During the three and nine months ended September 30, 2013, the Company recognized $147,617 of revenues from these services contracts.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at September 30, 2013 and December 31, 2012 respectively, and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the three and  nine month periods ended September 30, 2013 and 2012.

Common Stock and Common Stock Warrants Issued to Employees

The Company uses the fair value recognition provision of ASC 718, “Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Scholes-Merton option pricing model to calculate the fair value of any warrants on the grant date.

At September 30, 2013 and December 31, 2012, the Company had no grants of employee common stock options or warrants outstanding.

Income (Loss) per Share

The basic income (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity securities. Diluted income (loss) per share are the same as basic income (loss) per share due to the lack of dilutive items. As of September 30, 2013, the Company had 116,261,738 common stock equivalents outstanding which have been excluded as their effect is anti-dilutive.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized on the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Furniture	3 years
Machinery	3-5 years

Recently Issued Accounting Standards

Recent accounting standards did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.  The Company does not have any components of other comprehensive income (loss) as defined by ASC 220, “Reporting Comprehensive Income.”  For the three and nine months ended September 30, 2013 and 2012, comprehensive income (loss) consists only of net loss and, therefore, a Statement of Other Comprehensive Loss has not been included in these condensed consolidated financial statements.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013 (Unaudited)	December 31, 2012
Office furniture and equipment	$10,396	$10,396
Tools	17,000	-
Vehicles and construction equipment	564,796	-
Total, cost	592,192	10,396
Accumulated Depreciation and Amortization	(20,013)	(10,396)
Total Property, Plant and Equipment	$572,179	$-

Depreciation expense for the three and nine months ended September 30, 2013 and 2012 was $9,617 and zero, respectively.

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

The 7,000,000 shares to be issued to Black Pearl Energy, LLC, were valued at $420,000 based on the stock closing price of $0.06 on January 08, 2013.  Since the Company did not have adequate share authorization to issue 7,000,000 shares, the $420,000 value of the shares were included as Payable to Related Party, Black Pearl Energy, LLC.  Also included in Payable to related Party, Black Pearl Energy, are $74,075 of cash advances made to the Company by Black Pearl Energy, for a total related party payable balance of $494,075.

NOTE 4– RECEIVABLE FROM FACTOR, NET OF UNAPPLIED CUSTOMER CREDITS

Accounts Purchase Agreement – Crown Financial, LLC

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

Factoring Agreement with Joshua Brooks

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

NOTE 5 – NOTES PAYABLE

The Company’s notes payable at September 30, 2013 and December 31, 2012, consisted of the following:

Name	September 30, 2013 (Unaudited)	December 31, 2012

14% Convertible Notes	$2,879,736	$2,882,235
12% Convertible Notes	400,000	415,000
Other Short-term Debt	53,280	84,280
GE Note	2,100,000	2,100,000
Deferred Compensation Notes	279,095	279,095
Revenue Participation Notes	598,305	165,000
Crown Financial note	479,470
Equipment finance contracts	309,898
Unamortized debt discount	(81,741)	(80,735)
Total Debt	7,018,043	5,844,875
Less: Current Portion	(3,518,806)	(5,331,734)
Total Long Term Debt	$3,499,237	$513,141

14% Convertible Notes

Between November 2011 and September 2012, the Company issued a series of 14% convertible notes payable to accredited investors.  The Company also issued 20,167,871 two year warrants to purchase common stock at an exercise price of $0.20 per share.  These note are convertible into 44,633,268 shares of the Company’s common stock.

The Company valued the warrants and the embedded conversion feature at inception using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.17%; expected volatility of 100%. The estimated fair value of the warrants was $18,651 and the embedded conversion feature was $35,546 at issuance and was recorded as a derivative liability at such time in the accompanying condensed consolidated balance sheets. The warrants and embedded conversion feature are included in the derivative liabilities account each reporting period as the Company has insufficient authorized shares to settle outstanding contracts (see Note 6). On July 12, 2013, the Company increased its share authorization to 250,000,000 shares and reclassified this derivative liability to additional paid in capital due to the availability of sufficient authorized shares to settle these outstanding contracts.

As of September 30, 2013, the aggregate principal balance of these notes is $2,879,736. An aggregate principal amount of $2,479,736 of these notes were due to mature on November 30, 2013, with the remaining $400,000 balance maturing at various dates through November 2014. On September 22, 2013, the Company negotiated extensions of the maturity dates until June 1, 2015, with twenty (20) of the note holders that hold an aggregate principal of $2,380,975 of these notes. In consideration of the extension agreements, the Company agreed to issue an aggregate 1,537,811 shares of its common stock valued at $121,516. As September 30, 2013, the total of outstanding 14% convertible notes is $2,879,736 of which $98,761 matured on November 30, 2013 and are in default.

As of September 30, 2013, $297,697 of the 14% convertible notes are payable to related parties.

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

On June 6, 2013, one of the note holders converted their 12% Convertible Note of $15,000 and $6,966 of accrued interest into 1,103,500 shares of common stock valued at $66,209 at the date of issuance, resulting in an expense of $44,243 upon payment of this debt with common stock. As of September 30, 2013, the outstanding balance on these notes is $400,000 and these notes are in default.

Other Short-Term Debt

Other short term debt is comprised of a settlement of a note payable to an accredited investor in the amount of $43,280. The Company did not make its required payments during 2013 and the balance is in default.

On August 1, 2013, the Company entered in to an unsecured loan agreement in the amount of $20,000 with a private investor. The loan matures on February 1, 2014 and bears interest at effective rate of 20%.   The Company made a $10,000 principal payment on this note bringing the unpaid principal balance as of September 30, 2013 to $10,000.

The Company also issued 200,000 warrants that bear an exercise price of $0.20 and expire on August 1, 2015.The Company valued the warrants at $12,000 using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.25%; expected volatility of 623%. The value of the warrants was recorded as a loan fee that was expensed during the nine month period ended September 30, 2013.

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

Under the terms of the August 31, 2010, interest at the rate of WSJ prime plus 2% is due on the note, Upon default, interest is due at the maximum legal rate which is 10% in the state of Texas. The note matured on September 1, 2013, and is in default. Interest on the note through September 30, 2013, has been accrued pursuant to the terms of the note through May 6, 2012, interest upon default on May 7, 2012, has been accrued at the maximum default rate in the state of Texas which is 10%.

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

Deferred Compensation Notes

As of September 30, 2013, the Company has a balance of $279,095 payable under deferred compensation, non-interest bearing, notes to its former Chief Executive Officer and its in house counsel. The notes matured December 31, 2012, and the notes are in default.

Revenue Participation Notes

As of September 30, 2013, the Company has an outstanding balance of $598,305 of Revenue Participation Notes comprised as follows:

2012 Revenue Participation Notes	$165,000
2013 Revenue Participation Notes - STW Resources Salt Water Remediation	302,500
2013 Revenue Participation Notes with Original Issue Discount- STW Energy	65,000
2013 Revenue Participation Notes with Original Issue Discount - STW Oilfield Construction	65,805
Total revenue participation notes	$598,305

These notes are described as follows:

2012 Revenue Participation Notes

During February 2012, the Company issued to certain accredited investors (the “Investors”) revenue participation interest notes with a principal amount of $165,000 (the “March 2012 Notes”). These March 2012 Notes mature on January 31, 2017 and carry an interest rate of 12%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish and/or produced water. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received two times their investment amount and 10% of the net revenues thereafter until such time as they have received an additional $295,000 at which time the March 2012 Notes are retired in full. The Investors received warrants to purchase 165,000 shares of the Company’s common stock. These warrants have an exercise price of $0.20, are immediately exercisable and a two year maturity. The Company incurred cash fees of $16,500 which is recorded as a loan origination fee and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet and is being amortized to interest expense, and issued 16,500 warrants under the same terms as those received by the Investors. As of September 30, 2013, the Company has not generated revenue related to these revenue participating notes.

The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.33%; expected volatility of 100%. As the value of the warrants was not significant, the Company did not allocate any portion of the debt proceeds to the warrants, however, the warrants are included in the derivative liability account each reporting period as the Company had insufficient authorized shares to settle outstanding contracts. On July 12, 2013, the Company increased its share authorization to 250,000,000 shares and reclassified this derivative liability to additional paid in capital due to the availability of sufficient authorized shares to settle these outstanding contracts.

2013 Revenue Participation Notes – STW Resources Salt Water Remediation Technology

During the nine month period ended September 30, 2013, the Company issued to ten (10) accredited investors revenue participation notes with an aggregate principal amount of $302,500. These notes mature five years from the date of issuance, and carry  an interest rate of 12%.  Principal and interest payments shall come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish and/or produced water.  The Company will pay one-half (50%) of the Net Operating Revenues, after deducting project operational and equipment lease expenses, from the Water Processing Master Services Agreements (“MSA’s”) to all Participants generally (with each Participant’s percentage of the $302,500 investment being paid on a pro-rata basis) until such time as each Participant’s share of the $302,500 Note has been paid in full, and until such further time as an additional $302,500 has been paid to the Participants in relation to each Participant’s share of the $302,500  investment.  Thereafter, all further Revenue Fees shall cease and this Agreement shall be terminated in all respects.

The Company also issued 605,000 warrants in connection with this investment. These warrants have an exercise price of $0.20, are immediately exercisable and expire on various dates through June 30, 2015. .

The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.25%; expected volatility of 623%. The Company estimated the value of the warrants to be $33,398 and recorded this loan discount to be amortized to interest expense over the term of the loan.  The warrants were previously included in the derivative liability account as the Company had insufficient authorized shares to settle outstanding contracts (see Note 6). On July 12, 2013, the Company increased its share authorization to 250,000,000 shares and reclassified this derivative liability to additional paid in capital due to the availability of sufficient authorized shares to settle these outstanding contracts.

2013 Original Issue Discount Notes with Revenue Participation Interest – STW Energy, LLC

On August 14, 2013, the Company issued to an accredited investor a revenue participation note with an aggregate principal amount of $65,000 and an original issue discount of $15,000, yielding net cash proceeds of $50,000 to the Company. This note matures eighteen (18) months from the date of issuance and carries a stated interest rate of 6%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from STW Energy services contracts. The Investor shall receive 50% of the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full. The Company also issued 32,500 warrants in connection with this investment. The warrants bear an exercise price of $0.30 per share and expire on various dates through June 30, 2015.

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

The Company valued the 32,500 warrants associated with the $65,000 note using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.25%; expected volatility of 623%. The Company estimated the value of the warrants to be $1,624 and recorded this loan discount to be amortized to interest expense over the term of the loan.

2013 Convertible Original Issue Discount Notes with Revenue Participation Interest – STW Oilfield Construction, LLC

On September 27, 2013, the Company issued to accredited investor a convertible revenue participation note with an aggregate principal amount of $65,805 and an original issue discount of $15,187, yielding net cash proceeds of $50,618 to the Company. This note matures eighteen (18) months from the date of issuance and carries a stated interest rate of 6%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from STW Oilfield Construction services contracts. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full. The Company also issued 131,608 warrants in connection with this investment. The warrants bear an exercise price of $0.30 per share and expire on September 27, 2015.  The note is convertible into 548,367 shares of the Company’s common stock.

The 6% convertible original issue discount notes with revenue participation interests (the "Notes") were issued pursuant to a private offering (the "Notes Offering"), with a maximum offering size of $325,000.  The Notes maintain an original issue discount of $75,000 and are due on or before March 26, 2015; all payments on the Notes shall come solely from the Note holder's share of the revenue participation fees, as hereinafter explained.  The Company shall pay each Note Holder out of the Company's share of the Net Operating Revenues; as such term is defined in the Note, of its STW Oilfield Construction, LLC ("Construction ") subsidiary, until each Note has been paid in full.  All payments shall be made on a quarterly basis; provided however that only interest shall be paid in the first quarter and thereafter, payments shall follow the payment schedule set forth in the Notes.  If payments are not made on the schedule payment date, interest on the Notes shall increase to 18% until the Notes are paid in full.  The Notes are convertible into shares of the Company's common stock at $0.12 per share, subject to adjustment for standard anti-dilution features.  In consideration for the Notes, the Company issued 2-year warrants to purchase two shares of common stock for each one dollar of such holder's investment, at an exercise price of $0.30 per share; provided however, that the Company shall only issue an aggregate of warrants to purchase up to 650,000 shares.  The Company is required to reserve a sufficient number of shares to be able to issue all of the shares underlying the Notes if same are fully converted.  The Notes are secured by a continuing security interest in the Company's net revenues and proceeds thereof.

The Company valued the 131,608 warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.25%; expected volatility of 623%. The Company estimated the value of the warrants to be $9,212 and recorded this debt discount to be amortized to interest expense over the term of the loan agreement.

Note payable to Crown Financial, LLC

On June 26, 2013, STW Energy Services, LLC entered into a loan agreement with Crown Financial, LLC for a $1.0 million loan facility to purchase machinery and equipment for STW Energy Services. The note matures on June 25, 2016, and bears interest at 15%.   Commencing November 1, 2013, monthly principal and interest payments are due on the note over a thirty-three month period. The note is secured by all assets of STW Energy Services. LLC. As of September 30, 2013, the Company had drawn down $479,470 of this loan facility.

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

Equipment Finance Contracts

During the nine month period ended September 30, 2013, the Company financed the purchase of vehicles and other equipment with equipment finance contracts from various banks and finance institutions.  The contracts mature in five years and bear interest rates ranging from 3.8% to 5.3%. The contracts are secured by the associated equipment. As of September 30, 2013, the Company has an aggregate balance of $309,898 payable on these equipment finance contracts.

For the nine month periods ended September 30, 2013 and 2012, interest expense on all notes payable described above was $963,736 and $480,700 respectively, which included $106,846 and $28,628, respectively, of amortization of debt discount and debt issuance costs.  There was no interest capitalized in 2012 and 2011. As of September 30, 2013 and December 31, 2012, net deferred loan costs were $208,460 and none, respectively, and unamortized debt discount was $81,741 and $80,735, respectively.

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

From time to time, the Company has issued notes with embedded conversion features and warrants to purchase common stock. Certain of the embedded conversion features and warrants contain price protection or anti-dilution features that result in these instruments being treated as derivatives, or there were insufficient shares to satisfy the exercise of the instruments.. On July 12, 2013, the Company increased its share authorization to 250,000,000 shares and reclassified this derivative liability to additional paid in capital due to the availability of sufficient authorized shares to settle these outstanding contracts.

During the year ended December 31, 2012, the Company used a volatility rate of 100% to value its derivative instruments. This 100% volatility rate was based on management’s estimate of volatility due to the limited trading history of the Company and the fact that it was a development stage company. During the nine month period ended September 30, 2013, the Company computed a historical volatility of 623% using daily pricing observations for recent periods. We applied a historical volatility rate during the nine months ended September 30, 2013, and future periods, since the Company exited its development stage and commenced commercial operations. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants and embedded conversion features.

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

For the three and nine months ended September 30, 2012 and 2012, respectively, the following are the significant weighted average assumptions used for estimating the fair value of derivative instruments:

	Three months ended		Nine months ended		For the year ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	December 31, 2012
Expected life in years	0.60 – 2.40	0.20 – 2.70	0.60 – 2.40	0.20 – 2.70	0.50-3.40
Risk free interest rate	0.11% - 0.25%	0.51%	0.11% - 0.25%	0.51%	0.15%-0.51%
Expected volatility	623%	100%	623%	100%	100%

The following table presents our warrants and embedded conversion options which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of September 30, 2013 and December 31, 2012:

	Level 3 Carrying Value
	September 30, 2013 (Unaudited)	December 31, 2012
Embedded Conversion features	$1,865,153	$962,815
Warrants	-	83,624
	$1,865,153	$1,046,439

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value on a recurring basis for each reporting period-end.

	For the nine months ended September 30, 2013 (Unaudited)	For the year ended December 31, 2012
Balance beginning	$1,046,439	$1,491
Issuance of warrants and embedded conversion features		54,197
Change in derivative liability due to increased share authorization	(1,977,372)
Change in fair value	2,796,086	990,751
Balance ending	$1,865,153	$1,046,439

NOTE 7– RELATED PARTY TRANSACTIONS

Officers’ Compensation

During the nine month periods ended September 30, 2013 and 2012, we incurred $112,500 and $40,000, respectively, in officers’ consulting fees due our Director, Chairman and CEO, Mr. Stanley Weiner.  During the three months ended September 30, 2013 and 2012, we incurred $37,500 and none, respectively, in officer’s consulting fees. As of September 30, 2013 and December 31, 2012, the balances of $238,583, and $155,583, respectively, were payable to Mr. Weiner for his officers’ salary.

During the nine month period ended September 30, 2013 and 2012, we incurred $112,500 and $47,500, respectively, in officers’ consulting fees due our Director and Chief Operating Officer, Mr. Lee Maddox.  .  During the three months ended September 30, 2013 and 2012, we incurred $37,500 and none, respectively, in officer’s consulting fees. As of September 30, 2013 and December 31, 2012, the balances of $143,000, and $59,500, respectively, were payable to Mr. Maddox for his officers’ salary.

During the nine month period ended September 30, 2013 and 2012, we incurred $67,500, and $15,000, respectively, in general counsel services fees expense with Seabolt Law Group, a firm owned by our Director and General Counsel, Mr. Grant Seabolt. .  During the three months ended September 30, 2013 and 2012, we incurred $22,500 and none, respectively, in officer’s consulting fees.   As of September 30, 2013 and December 31, 2012, the balances of $124,083, and $72,851, respectively, were payable to Seabolt Law Group for these services.

Board and Advisory Board Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.  In December 2011, the Board voted to authorize the issuance of shares in lieu of cash compensation for past services.

Per the Director Agreements, the Company compensates each of the directors through the initial grant of 200,000 shares of common stock and the payment of a cash fee equal to $1,000 plus travel expenses for each board meeting attended, and $75,000 per year as compensation for serving on our board of directors. For the three and nine months ended September 30, 2013, the Company recorded professional fees in the accompanying condensed consolidated statement of operations of $452,849 and made payments of $28,000 in cash and issued 5,043,750 shares of its common stock having an accrued valued $302,625.  As of September 30, 2013, the Company has accrued compensation due to its directors (both current and former) of $357,224 and as of December 31, 2012 the Company had accrued $235,000, which is calculated based upon time of service and the number of Board meetings attended and is included in accrued compensation in the accompanying unaudited condensed consolidated balance sheet. During the nine and three months ended September 30, 2013 the Company incurred $456349 and $150,000, respectively, of board and advisory board fees.

The Company’s advisory board is comprised of three members. Each advisory board member is granted 56,250 shares upon joining the board and 75,000 shares annually thereafter.  The advisory board was dissolved on June 12, 2013.

As of September 30, 2013, the Company has a $494,075 related party payable to Black Pearl Energy, LLC that is comprised of $74,075 of cash advances and $420,000 of common stock payable. The $420,000 represents the value of 7.0 million shares that were to be issued to Black Pearl Energy, LLC, a company controlled by the Company’s CEO, COO, and General Counsel (Note 3).

During the nine month and three month periods ended September 30, 2013, the STW Energy, LLC, a subsidiary of the Company, had sales of $48,328 to Black Pearl Energy, LLC, a related party. As of September 30, 2013, the Company has $10,752 of accounts receivable due from Black Pearl Energy, LLC.

As of September 30, 2013, the Company has a related party payable of $17,000 to Dufrane Nuclear, Inc. a company controlled by Mr. Josh Brooks, the Company’s vice president of operations.

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

 Common Stock

The Company has authorized 250,000,000 shares of common stock with a par value of $0.001.  During the nine month period ended September 30, 3013, the Company issued common shares as follows:

On June 6, 2013, the Company issued 353,120 shares of its common stock valued at $21,187 in payment of $6,965 accrued interest on convertible note payable and 750,380 shares of its common stock valued at $45,022 in payment of $15,000 of principal on a 14% convertible note payable.  The settlement of this $15,000 note payable and $6,966 of accrued interest, (combined total of $21,966) for common stock valued at $66,209 resulted in a loss on settlement of debt of $44,243.

On September 16, 2013, the Company issued 5,043,750 shares of its common stock in payment of accrued board of directors and advisory board fees. These shares were issued at a value of $302,625 based on the value on September 16, 2013, the date of issuance.

On September 16, 2013, the Company issued 2,100,000 shares of its Common stock in payment of accrued consulting fees. These shares were authorized by the board of directors at a value of $0.10 per share based on the value on March 5, 2013, the date that the board of directors approved the payment in shares.  At the time of the March 5, 2013, board action to approve the payment of the accrued fees in stock, the Company did not have adequate shares authorized to settle the contracts so the issuance of shares was delayed until September 16, 2013.  These shares were issued on September 16, 2013, at a value at the time of issuance of $126,000, resulting in a reduction of accrued consulting fees expense of $84,000.

As of September 30, 2013, the Company had the following securities to acquire the Company’s common stock outstanding:

	Number of
	Underlying
	Common	Exercise
Security	Shares	Price	Expire
Warrants associated with the $2.00 Unit Offering	523,300	$0.30	2013

Warrants associated with the $2.00 Unit Offering	523,300	0.59	2013

Warrants associated with the $2.00 Unit Offering	523,300	1.15	2013

Warrants issued for Professional Services	1,500,000	4.00	2014

Warrants associated with the January 14, 2009 Bridge Note	480,000	3.00	2014

Warrants associated with the acquisition of the Company's Preferred Shares outstanding	1,500,000	8.00	2014

Warrants associated with the 12% Convertible Notes	1,641,496	0.02	2014-2015

Warrants associated with Revenue Participation Notes	181,500	0.20	2014

Warrants associated with May 2012 Subscription Agreement	525,000	0.20	2014

Warrants associated with June-September 14% Convertible Notes	550,000	0.20	2014

Warrants associated with November 14% Convertible notes	2,777,500	0.20	2014

Warrants issued to Placement Agent	566,667	0.20	2013
Warrants associated with the 14% Convertible Notes	16,840,371	0.20	2013
Warrants associated with 2013 Revenue Participation Notes	605,000	0.20	2015
Warrants issued to Crown Financial, LLC	4,000,000	0.20	2016
Warrants issued on $20,000 short term loan	200,000	0.20	2015
Warrants issued in connection with STW Energy Revenue Participation note	32,500	0.30	2015
Warrants issued in connection with STW Oilfield Convertible Revenue Participation note	131,608	0.30	2015
Sub-total of Warrants outstanding	33,101,542
Common stock associated with the 12% Convertible Notes plus accrued interest	28,358,750	0.02	2013
Common stock associated with STW Oilfield Construction Revenue Participation note	548,367	0.12	2015
Common stock associated with the 14% Convertible Notes plus accrued interest	44,633,268	0.08	2013
Common stock payable as fees	9,619,811	various	2013
Total securities	116,261,738

Warrants

A summary of the Company’s warrant activity and related information during the nine months ended September 30, 2013 follows:

	Number of Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	32,407,434	$0.86	0.23	$16,415
Issued	4,969,108	0.20	2.0
Exercised	-
Forfeited	-
Cancelled	-
Expired	(4,275,000)	0.30
Outstanding at September 30, 2013	33,101,542	$0.84	0.23	$16,415
Exercisable	33,101,542	$0.78	0.60	$16,415

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

Service Agreement

On September 24, 2013, the Company entered into a service agreement with one of its executive officers pursuant to which the officer agreed to provide a personal guaranty to lenders and/or suppliers from which the Company's subsidiary, STW Oilfield Construction, LLC ("Oilfield Construction"), seeks to rent or purchase equipment, as specified in each agreement.  In consideration for the personal guaranty, the Company agreed to issue to the officer  that number of shares of its common stock, valued at $0.12 per share, as is equal to the amount of the guaranty (the "Guaranty Shares").  The value of the 382,000 shares of common stock was recorded on September 24, 2013, as fees payable in common stock. The Company maintains the right to terminate these service agreements at any time with written notice.  The term of the agreement/guaranty is for 6 months.  The following table provides salient information about this service agreement, which is attached as an exhibit to this Report.

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

Contingencies

Viewpoint Securities, LLC Arbitration.  On or about July 9, 2012, the Company and Stan Weiner, the Company's chief executive officer, received a demand for arbitration with the American Arbitration Association. The demand was filed by Viewpoint Securities LLC ("VP"), who entered into that certain engagement agreement, dated March 9, 2008, as amended on March 9, 2008, November 10, 2008, January 1, 2009, February 5, 2010, and December 1, 2010, pursuant to which the Company retained VP to act as its financial and capital markets advisor regarding equity and debt introduced by VP to the Company.  The demand alleges breach of contract, breach of the covenant of good faith and fair dealings, negligence prayer for commissions and expenses incurred by VP in its efforts to provide introductions and attempt to provide financing to the Company from March 9, 2008 through February 2, 2012, the date of termination of the Agreement.  VP seeks, among other things, $216,217 and a warrant to purchase 566,667 shares of the Company's common stock.  The Company believes that it has valid defenses and intends to contest these claims vigorously.  On August 18, 2012, VP dismissed Stan Weiner from the claim with prejudice.  On February 5, 2013, the Company caused an answer to the complaint to be filed on behalf of the Company, denying the allegations and asserting, among other things, the course of business conduct, lack of FINRA status post termination and recognition of third party entitlement to amounts owed.  The arbitration has gone through the discovery phase and a final hearing was held on February 03, 2014. As of February 14, 2014, the arbitrator has not issued a ruling on this matter. The unaudited condensed consolidated financial statements reflect $202,727 of this liability.

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

Marcus Muller and Roy Beach Promissory Notes.  On March 2, 2012, counsel for Marcus Muller and Roy Beach sent a demand letter to the Company demanding payment on two 12% Convertible Notes by the Company to Messrs. Muller and Beach.  The notes in an original principal amount of $25,000 each, were issued on August 13 and 18, 2010 and were in a default status.  Muller and Beach’s counsel threatened to initiate Chapter 7 Involuntary Bankruptcy proceedings against the Company, but did not disclose who the necessary third debtor was who had an alleged liquidated and uncontested claim.  Since that date, the Company has made many payments to Muller and Beach, and the Company is confident that this matter will be resolved.

NOTE 10 – SUBSEQUENT EVENTS

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

Debt Financing with Revenue Participation Interests

2013 Original Issue Discount Notes with Revenue Participation Interest – STW Energy, LLC

On October 14, 2013, the Company issued to an accredited investor a revenue participation note with an aggregate principal amount of $65,000 and an original issue discount of $15,000, yielding net cash proceeds of $50,000 to the Company. This note matures eighteen (18) months from the date of issuance and carries a stated interest rate of 6%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from STW Energy services contracts. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full. The Company also issued 32,500 warrants in connection with this investment. The warrants bear an exercise price of $0.30 per share and expire on various dates through June 30, 2015.

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

2013 Convertible Original Issue Discount Notes with Revenue Participation Interest – STW Oilfield Construction Services, LLC

In October and November, 2013, the Company issued to two (2) accredited investors convertible revenue participation notes with an aggregate principal amount of $52,000 and an original issue discount of $12,000, yielding net cash proceeds of $40,000 to the Company. This notes mature eighteen (18) months from the date of issuance and carry a stated interest rate of 6%. Principal and interest payments shall come solely from the Investors’ share of the revenue participation fees from STW Oilfield Construction contracts. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full. The Company also issued 104,000 warrants in connection with these investments. The warrants bear an exercise price of $0.30 per share and expire on September 27, 2015.

The 6% convertible original issue discount notes with revenue participation interests (the "Notes") were issued pursuant to a private offering (the "Notes Offering"), with a maximum offering size of $325,000.  The Notes maintain an original issue discount of $75,000, yielding net cash proceeds of $300,000 to the Company. The notes are due on or before March 26, 2015; all payments on the Notes shall come solely from the Note holder's share of the revenue participation fees, as hereinafter explained.  The Company shall pay each Note Holders out of the Company's share of the Net Operating Revenues; as such term is defined in the Note, of its STW Oilfield Construction LLC ("Construction Services") subsidiary, until each Note has been paid in full.  All payments shall be made on a quarterly basis; provided however that only interest shall be paid in the first quarter and thereafter, payments shall follow the payment schedule set forth in the Notes.  If payments are not made on the schedule payment date, interest on the Notes shall increase to 18% until the Notes are paid in full.  The Notes are convertible into shares of the Company's common stock at $0.12 per share, subject to adjustment.  In consideration for the Notes, the Company shall issue 2-year warrants to purchase two shares of common stock for each one dollar of such holder's investment, at an exercise price of $0.30 per share; provided however, that the Company shall only issue an aggregate of warrants to purchase up to 650,000 shares.  The Company is required to reserve a sufficient number of shares to be able to issue all of the shares underlying the Notes if same are fully converted.  The Notes are secured by a continuing security interest in the Company's net revenues and proceeds thereof.

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

Debt Extension

During 2012, the Company issued to certain accredited investors, new 14% Convertible Notes with an aggregate principal amount of $2,380,975.  The Company also issued 566,667 warrants to the placement agent under the same terms.  These notes were due on November 30, 2013 and otherwise have the same terms as the 14% Notes the Company issued in 2011.  In light of the Company's current cash position, we recently received consent to extend the maturity date of such notes (the "Extension") from the holders of approximately 72% of the outstanding principal amount of such notes and we continue to seek the consent form the remaining note holders.  Pursuant to the Extension, the maturity date shall be extended to June 1, 2015.  In consideration for their consent to the Extension, the Company agreed to issue each of the consenting note holders additional shares of the Company's common stock in an amount equal to one half of the original principal amount of such holder's note.

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

Service Agreement

On October 1, 2013, the Company entered into a service agreement with one of its executive officers pursuant to which the officer agreed to provide a personal guaranty to lenders and/or suppliers from which the Company's subsidiary, STW Oilfield Construction, LLC ("Oilfield Construction"), seeks to rent or purchase equipment, as specified in the agreement.  In consideration for the personal guaranty, the Company agreed to issue to the officer  that number of shares of its common stock, valued at $0.12 per share, as is equal to the amount of the guaranty (the "Guaranty Shares").  The Company maintains the right to terminate this service agreement at any time with written notice.  The term of the agreement/guaranty is for 6 months.  The following table provides salient information about this services agreement,  which is attached as an exhibit to this Report.

Name and Title	Date of Agreement	Amount of Personal Guaranty	Guaranty Shares	No. of Shares Owned Following Receipt of Guaranty Shares
Lee Maddox, Chief Operating Officer	October 1, 2013	$20,000	166,700	2,541,700

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

As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations. Our continuation as a going concern subsequent to the quarter ended September 30, 2013 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. Based on our current business plan, we currently estimate we will need up to an additional $3 million of new capital to execute our business plan through the year ended December 31, 2013.  There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern.

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

Three months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

    Our revenue, operating expenses, and net loss from operations for the three month period ended September 30, 2013 as compared to the three month period ended September 30, 2012 were as follows – some balances on the prior period’s consolidated financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended (Unaudited),
	September 30, 2013	September 30, 2012	Change	Percentage Change Inc (Dec)
REVENUES	$147,617	$--	$147,617	100.0%
COSTS OF REVENUES	216,607	--	(216,607)	100.0%
Gross Profit	(68,990)	--	(68,990)	100.0%
OPERATING EXPENSES:
Research and development	59,938	--	(59,938)	100.0%
General and administrative	791,505	542,499	(249,006)	(45.9%)
Depreciation	9,617	--	(9,617)	100.0%
Total operating expenses	861,060	542,499	318,561	58.7%
Loss from operations	(930,050)	(542,499)	(387,551))	(71.4%)
Interest expense	(403,175)	(176,066)	(227,109)	(129.0%)
Change in fair value of shares issued to note holder	--	(11,374)	11,374	100.0%
Other income (expense)	--	(2,610)	2,610	100.0%
Change in derivative liability	(1,059,717)	(1,239,140)	179,423	11.1%
Non-controlling interest share of net loss	12,227		12,227	100.0%
Net (Loss)	$(2,380,715)	$(1,971,689)	$(409,026)	(20.7%)

   Revenues and costs of revenues:  We ceased being a development stage company on January 1, 2013, and realized revenues and costs of revenues during the nine months ended September 30 2013. During the three month period ended September 30, 2012, we were still a development stage company and had no revenues or cost of revenues during this period.

   Gross profit: During the three months ended September 30, 2013, we incurred a negative gross profit of $68,990. This negative gross profit is attributable to the startup costs incurred during the three months ended September 30, 2013, launching our STW Energy and STW Pipeline Maintenance & Construction LLC operations.

   Research and development expenses:  During the three month period ended September 30, 2013, we incurred $59,938 of research and development costs in connection with the development of our water treatment technologies.  We had no research and development expenses during the three month period ended September 30, 2012.

   General and Administrative Expense:  General and administrative expenses increased $249,006 or 45.9% to $791,505 for the three months ended September 30, 2013 from $542,499 for the three months ended September 30, 2012.  Our general and administrative expenses for the three months ended September 30, 2013  consisted of general and administrative expense of $186,554, salaries and benefits of $164,000, professional fees of $133,865, board of director fees of $150,000, consulting fees of $140,133 and insurance of $16,953 for a total of $791,505. Our general & administrative expenses for the three months ended September 30, 2012 consisted of general and administrative expense of $31,555 salaries and benefits of $163,221, professional fees of $147,057, and board of director fees of $200,666. The reduction of our general and administrative expenses is largely attributable to a reduction in board of director and professional fees.  During the three month periods ended September 30, 2013 and 2012, non-cash expenses relating to consulting fees included in general and administrative expenses were $420,560 and $52,000, respectively.

   Interest Expense:  Interest expense increased by $227,109 to $403,175 for the three month period ended September 30, 2013 from $176,066 for the three month period ended September 30, 2012.  The increase is due to additional interest expenses incurred on additional debt financing incurred by us since September 30, 2012.

   Change in derivative liability: During the three month period ended September 30, 2013, we recorded a $1,059,717 expense due to the change in the derivative liability from June 30, 2013.  During the three month period ended September 30, 2012, we recorded a $1,239,140 expense due to the change in the derivative liability from June 30, 2012, a net difference of $179,423. The reason for the decrease in comparing the three months ended September 30, 2013 to the corresponding period for 2012 was mainly due to the change in the fair value of derivatives, which was largely attributable to the reduction of the derivative liability by $1,977,372 due to the increased common stock authorization that was approved during July 2013.  Other changes in the derivative liability are attributable to the effect of an increase in the volatility rate in valuing derivatives under the Black-Scholes model from a volatility rate of 100% to 623% during 2013 and the effect of changes in the value of the Company’s common stock as it transitioned from a development stage company to an operating business.

   Non controlling interest in Net Loss:  During the three months ended September 30, 2013, we reported $12,227 as the non-controlling interest in the net loss. This non-controlling interest in the net loss represents of a 25% non-controlling interest in the net loss of STW Energy Services, LLC, a subsidiary company. We did not have a non-controlling interest in this subsidiary during the three months ended September 30, 2012.

   Net Loss:  Net loss increased by $ 409,026 or 20.7%, to a net loss of $2,380,715 for the three month period ended September 30, 2013 from a net loss of $1,971,689 for the three month period ended September 30, 2012.  This increased net loss reflects the increased operating expenses and change in derivative liability discussed above.

Nine months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

	Nine Months Ended,
	September 30, 2013	September 30, 2012	Change	Percentage Change Inc (Dec)
REVENUES	$688,617	$--	$688,617	100.0%
COSTS OF REVENUES	676,241	--	(676,241)	100.0%
Gross Profit	12,376	--	12,376	100.0%
OPERATING EXPENSES:
Research and development	69,056	--	(69,056)	100.0%
General and administrative	1,841,437	1,381,154	(460,283)	(33.3%)
Depreciation	9,617	--	(9,617)	100.0%
Total operating expenses	1,920,110	1,381,154	538,956	39.0%
Loss from operations	(1,907,736)	(1,381,154)	(526,582)	(38.1%)
Interest expense	(963,736)	(480,700)	(483,036)	(100.5%)
Change in fair value of shares issued to note holder	--	(19,587)	19,587	100.0%
Other income (expense)	--	2,059	(2,059)	100.0%
Change in derivative liability	(2,796,086)	(1,332,949)	(1,463,137)	(109.8%)
Non-controlling interest in net loss	12,998		12,998	100.0%
Net Income (Loss)	$(5,654,559)	$(3,212,331)	$(2,442,228)	(76.0%)

   Revenues:  Revenues consist of $541,000 from the design, build and delivery of a proprietary water desalinization facility plus revenues of $147,617 from STW Energy services. Total revenues for the nine months ended September 30, 2013 were $688,617, compared to no revenues during the nine months ended September 30, 2012. The increase in revenues is attributable to the completion of a contract during the nine month period ended September 30, 2013, with the Ranchland Hills Golf Club in Midland, Texas and STW Energy services revenues realized during the period. During the nine month period ended September 30, 2012, we were still a development stage enterprise and did not realize revenues.

   Cost of Revenues:  Total costs of revenues for the nine months ended September 30, 2013 were $676,241, and are attributable to the costs of the contract to design, build and deliver a proprietary water desalinization facility and costs associated with STW Energy services projects. Since we were still a development stage company during the six month period ended September 30, 2012, we had no revenues nor associated costs of revenues.

   Gross Profit:  Gross Profit was $12,376 during the nine month period ended September 30, 2013, and was derived the desalinization contract and STW Energy services projects. Since we were still a development stage company during the six month period ended June 30, 2012, we had no gross profit.

   Research and development expenses:  During the six month period ended September 30, 2013, we incurred $69,056 of research and development costs in connection with the development of our water treatment technologies.  We had no research and development expenses during the six month period ended September 30, 2013.

   General and Administrative Expense:  General and administrative expenses increased $460,283 or 33.3% to $1,841,437 for the nine months ended September 30, 2013 from $1,381,154 for the nine months ended September  30, 2012.  Our general and administrative expenses for the nine months ended September 30, 2013  consisted of general and administrative expense of $246,002,  salaries and wages of $164,000, professional fees of $411,011, consulting fees of $529,476, insurance of $35,123, and board of director fees of $455,825, for a total of $1,841,437. Our general & administrative expenses for the nine months ended September 30, 2012 consisted of general and administrative expense of $162,240, salaries and benefits of $172,502, professional fees of $544,204, and board of director fees of $502,208, for a total $1,381,154.  The reason for the decrease in comparing the nine months ended September 30, 2013 to the corresponding period for 2012 was mainly due to the decrease in professional fees of $133,193, decrease in board of director fees of $46,383, decrease in salaries and wages of $8,502, offset by a net increase of $536,268 in consulting fees, increase of $35,123 in insurance expense, and a net $80,662 increase in other general and administrative expenses. During the nine month periods ended September 30, 2013 and 2012, non-cash expenses relating to consulting fees included in general and administrative expenses were $630,560 and $727,208, respectively.

   Interest Expense:  Interest expense increased by $483,036 to $963,736 for the nine month period ended September 30, 2013 from $480,700 for the nine month period ended September 30, 2012.  The increase is due to additional interest expenses incurred on additional debt financing incurred by us since September 30, 2012.

   Change in derivative liability: During the nine month period ended September 30, 2013, we recorded a $2,796,086 expense due to the change in the derivative liability from December 31, 2012.  During the nine month period ended September 30, 2012, we recorded a $1,332,949 expenses due to the change in the derivative liability from December 31, 2011, a net difference of $1,463,137. The reason for the decrease in comparing the nine months ended September 30, 2013 to the corresponding period for 2012 was mainly due to the change in the fair value of derivatives, which was offset by the change in the common stock issued to note holder.

   Non controlling interest in Net Loss:  During the nine months ended September 30, 2013, we reported $12,998 as the non-controlling interest in the net loss. This non-controlling interest in the net loss represents of a 25% non-controlling interest in the net loss of STW Energy Services, LLC, a subsidiary company. We did not have a non-controlling interest in this subsidiary during the nine months ended September 30, 2012.

   Net Loss:  Net loss increased by $2,442,228, or 76.0%, to a net loss of $5,654,559 for the nine month period ended September 30, 2013 from a net loss of $3,212,331 for the nine month period ended September 30, 2012.  This net loss reflects the increased operating expenses and change in derivative liability discussed above.

Liquidity and Capital Resources

    As presented in the unaudited condensed consolidated financial statements, we incurred a net loss of $5,654,559 during the nine months ended September 30, 2013, and losses are expected to continue in the near term.  The accumulated deficit since inception is $22,976,947 at September 30, 2013.  We have been funding our operations through private loans and the sale of common stock in private placement transactions.  Management anticipates that significant additional expenditures will be necessary to develop and expand our automotive assets before significant positive operating cash flows will be achieved. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

    Our unaudited condensed consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  In addition, we had a stockholders’ deficit of $12,135,091 as of September 30, 2013. Our cash resources are insufficient to meet our planned business objectives without additional financing.  These and other factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

    Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations.  At September 30, 2013, we had $90,686 of cash on hand.  These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business.  No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us.  Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

    Cash, total current assets, total assets, total current liabilities and total liabilities as of September 30, 2013 as compared to December 31, 2012, were as follows:

	September 30,	December 31,
	2013	2012
Cash	$90,686	$59,870
Total current assets	$677,127	$201,014
Total assets	$1,457,767	$201,014
Total current liabilities	$10,093,621	$8,846,344
Total liabilities	$13,592,858	$9,359,485

 At September 30, 2013, we had a working capital deficit of $9,416,493 compared to a working capital deficit of $8,645,330 at December 31, 2012. Current liabilities increased to $10,096,621 at September 30, 2013 from $8,,846,344 at December 31, 2012.

     Our operating activities from operations resulted in a net cash used by operations of $554,698 for the nine months ended September 30, 2013 compared to net cash used in operations of $86,378 for the nine months ended September 30 2012.   The net cash flow from operations for the nine months ended September 30, 2013 reflects a net loss of $5,654,559, decreased by $2,899,551 in non-cash charges and by $,200,310 net increase in the working capital accounts.  The net cash used in operations for the nine months ended September 30, 2012 reflects a net loss of $3,212,331 offset by an increase in non cash changes of $2,108,372, and  decreased by $1,017,581 net increase in the working capital accounts.

 Our investing activities were $241,876 for purchases of property and equipment and none, for the nine months ended September 30, 2013 and 2012, respectively.

 Our financing activities resulted in a cash inflow of $827,390 for the nine months ended September 30, 2013, which represented the proceeds of $902,588 from notes and equipment loans, bank overdraft of $8,327, repayment of $51,000 of notes payable, and non-controlling interest contribution of $2,500, reduced by debt issuance costs of $35,025. Our financing activities resulted in cash inflow of $373,500 for the nine months ended September 30, 2012, which represented the issuance of $365,000 of notes payable, proceeds from the issuance of common stock of $45,000, reduced by debt issuance costs of 36,500.

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

Contractual Obligations and Commitments

The following table is a summary of contractual cash obligations for the periods indicated that existed as of September 30, 2013, and is based on information appearing in the notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q:

	Total	Less than 1 Year	1-2 Years

14 % Convertible Notes	$2,866,779	$298,260	$2,568,519
12% Convertible Notes	400,000	400,000	-
GE Note	2,100,000	2,100,000	-
Deferred Compensation Note	279,095	279,095	-
Revenue Participating Notes	488,114	-	488,114
Convertible original issue discount note	41,406		41,406
Crown Financial note payable	479,470	333,332	146,138
Equipment contracts payable	309,899	54,839	255,060
Other Financing	53,280	53,280	-
Total obligations	$7,018,043	$3,518,806	$3,499,237

Critical Accounting Policies

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

Revenue Recognition

Contract Revenue and Cost Recognition on Engineering and Design Services

During the nine month period ended September 30, 2013, the Company completed a contract to design, build and deliver a proprietary water desalinization facility to produce 700,000 gallons of water a day by converting brackish well water into the equivalent of rain water to maintain the greens and fairways of the Ranchland Hills Golf Club in Midland, Texas. The Company recognized revenue from this contract upon completion and acceptance of the system. As of December 31, 2012, the Company reported deferred revenue of $534,000, net of deferred costs of $436,654 related to this contract. These revenues and deferred costs were realized during the nine month period ended September 30, 2013, upon completion of the contract during March, 2013.

Services Revenues from Master Services Agreements

During the nine month period ended September 30, 2013, the Company entered into Master Services Agreements (“MSA”) with several major oil & gas companies including Andarko Petroleum Company, Apache Corporation, Diamondback E&P, Pioneer Natural Resources USA, Reliance Energy, Atlas Pipeline Holdings, and Targa Resources LLC. These MSA’s contract the Company to provide a range of oil & gas support services including oilfield site construction and maintenance, pipeline maintenance, oil rig cleaning, site preparation, energy support services, and other oil & gas support services.  The Company bills these customers pursuant to purchase orders issued under the MSA.s. The revenues billed include hourly labor fees and equipment usage fees. The Company realizes revenues from these contracts as the services are performed under the customer purchase orders.

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

Basic and Diluted Loss per Share

The Company’s basic earnings (loss) per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method and as-if converted method for convertible debt, which could occur if the above dilutive securities were exercised. As the Company realized a net loss for the three months ended September 30, 2013 and 2012, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

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

Evaluation of Disclosure Controls and Procedures

As of the end of our last fiscal year ended December 31, 2012 and the quarter ended September 30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of December 31, 2012 or September 30, 2013, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were not any changes in our internal control over financial reporting identified in connection with the evaluation management performed at the end of the quarter ending September 30, 2013 or the end of the fiscal year ending December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

During the nine month period ended September 30, 2013, the Company issued to ten (10) accredited investors revenue participation notes with an aggregate principal amount of $302,500. These notes mature five years from the date of issuance, and carry  an interest rate of 12%.  Principal and interest payments shall come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish and/or produced water.  The Company will pay one-half (50%) of the Net Operating Revenues, after deducting project operational and equipment lease expenses, from the Water Processing Master Services Agreements (“MSA’s”) to all Participants generally (with each Participant’s percentage of the $302,500 investment being paid on a pro-rata basis) until such time as each Participant’s share of the $302,500 Note has been paid in full, and until such further time as an additional $302,500 has been paid to the Participants in relation to each Participant’s share of the $302,500  investment.  Thereafter, all further Revenue Fees shall cease and this Agreement shall be terminated in all respects.

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