Form 10-K
period 2013-12-31
STW RESOURCES HOLDING CORP.
filed 2014-06-20
CIK 1357838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 000-52654

STW Resources Holding Corp.
(Exact name of registrant as specified in its charter)

NEVADA	77-1176182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3424 South County Road 1192 Midland, Texas	79706
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(432) 686-7777

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 PER SHARE
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes  [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes  [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes  [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $1,723,579.

As of June 19, 2014, the Registrant has 151,118,930 shares of common stock outstanding.

-i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

           This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements include, among others, the following:

●	our ability to raise sufficient working capital necessary to continue to implement our business plan and satisfy our obligations,
●	our ability to continue as a going concern,
●	our ability to develop revenue producing operations,
●	our ability to establish our brand and effectively compete in our target market, and
●	risks associated with the external factors that impact our operations, including economic and leisure trends.

           Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.  The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements.   You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under “Risk Factors” and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in “Item 1A. - Risk Factors”.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

Unless specifically set forth to the contrary, when used in this Report the terms “STW,” “we”, “our”, the “Company” and similar terms refer to STW Resources Holding Corp., a Nevada corporation and its subsidiaries  In addition, when used herein and unless specifically set forth to the contrary, “2011” refers to the year ended December 31, 2011, “2012” refers to the year ended December 31, 2012 and “2013” refers to the year ended December 31, 2013.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate History

STW Resources Holding Corp (“STW” or the “Company”, f/k/a Woozyfly Inc. and STW Global Inc.) is a corporation formed to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas. STW has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana and the Appalachian Basin of Pennsylvania and West Virginia. STW, in conjunction with energy producers, operators, various state agencies and legislators, is working to create an efficient and economical solution to this complex problem. The Company is also evaluating the deployment of similar technology in the municipal wastewater industry.

On January 17, 2010, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with STW Acquisition, Inc. (“Acquisition Sub”), a wholly owned subsidiary of STW Resources, Inc. (“STW Sub”) and certain shareholders of STW controlling a majority of the issued and outstanding shares of STW. Pursuant to the Merger Agreement, STW merged into the Acquisition Sub resulting in an exchange of all of the issued and outstanding shares of STW for shares of the Company on a one for one basis. At such time, STW became a wholly-owned subsidiary of the Company (the “Merger”). The Merger was effective as of February 12, 2010.  In consideration for the Merger, the Company issued an aggregate of 31,780,004 (“the STW Acquisition Shares”) shares of common stock to the shareholders of STW at the closing of the Merger and all derivative securities of STW as of the Merger became derivative securities of the Company including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.  The par value of the exchanged shares changed from $0.00001 to $0.001. All share amounts presented throughout this document reflect this change in par value.

The Company changed its name from Woozyfly, Inc. to STW Global, Inc., on March 1, 2010. Subsequently on March 3, 2010, the Company then changed its name to its current form, STW Resources Holding Corp. The name change was accomplished by merging a wholly owned subsidiary into the Company, resulting in a name change and the Company being the surviving corporation. The Company is the surviving and continuing entity of the Merger and the historical financials following the Merger are those of STW. Woozyfly was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to its acquisition of STW pursuant to the terms of the Merger Agreement. Consequently, management believes that the Merger has caused the Company to cease to be a shell company as it no longer has nominal operations.

Formation of New Subsidiaries

On June 25, 2013, we formed a new subsidiary: STW Energy Services, LLC (“STW Energy”). We maintain a 75% limited interest in STW and the remaining 25% non-controlling interest is held by Crown Financial, LLC, a Texas Limited Liability Company (“Crown” or “Crown Financial”).

Effective June 30, 2013, we formed a new subsidiary: STW Oilfield Construction, LLC (“Oilfield Construction”), a Texas limited liability company. We are the sole member of Oilfield Construction, which is managed by the Company's CEO and COO, as well as one of the Company's directors and an employee of the Company.

Effective September 20, 2013, we formed another new subsidiary: STW Pipeline Maintenance & Construction, LLC (“Pipeline Maintenance”), a Texas limited liability company. The Company is the sole member of Pipeline Maintenance, which is managed by its members.

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

Understanding water chemistry is the foundation of STW’s expertise. STW provides detailed chemical analysis of the input stream and the process output that conforms to the various environmental and legal requirements and the needs of the customer. STW becomes an integral part of the water management process and provides a customized solution that encompasses analysis, design and operations including pretreatment and transportation. Simultaneously, STW evaluates the economic impact of this process to the customer. These processes will use technologies that fit our customer’s needs: fixed, mobile or portable; reverse-osmosis, membrane technology, chemical, other technologies and any necessary pre-treatment, post-treatment. STW will also supervise construction, testing and operation of these systems. Our keystone is determining and optimizing the most appropriate technology to effectively and economically address our customers’ particular requirements. As an independent solutions provider, STW is manufacturer-agnostic and is committed to using the right technology demanded by the design process.

Market Opportunities

STW is actively pursuing opportunities in all the major shale formations in Texas. The initial focus, in this sector, is the shale activity in the Permian, Delaware and Eagle Ford basins of Texas.

Unconventional tight oil and gas shales such as the Wolfcamp Shale in West Texas require millions of gallons of fresh water to drill and stimulate a new well. The water returns during the fracture flowback (“frac”) and production (“production”) with salts or total dissolved solids (“TDS”) at levels unfit for human consumption. This flowback or produced water is typically disposed of through various means such as controlled injection into disposal wells. STW will target the frac water market in the tight oil and gas formations first, then subsequently approach the produced water market for oil and gas production.

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

All of the wells were vertical and required stimulation about every three (3) years with a new fracture. Around 2001, the “slick water fracture” technique was developed. This change required larger volumes of fresh water (1.2 million gallons per fracture on a well) to be used in the fracturing process, a friction reducing polymer additive and low concentrations of a proppant in the hydraulic fracture fluid. Wells using this modified technique now can economically produce oil and gas for over eight (8) years without re-stimulation. The fresh water is believed to dissolve salts from the shale over time and open up the natural fractures and fissures in the rock, allowing more oil and gas to be produced. In 2003, horizontal drilling rigs were brought into the Barnett Shale, and the slick water fracture volume increased from one to eight plus million gallons per well. The slick water fracture technique has become the standard for most of the shale formations for stimulation of the wells.

This map illustrates the location of the major shale formations that are discussed below:

The Permian and Delaware Basins in West Texas

Producers in West Texas are facing the same water related problems as other producers are nationwide – a shortage of fresh water due to drought and municipality expansion. There are over 450 drilling rigs working in West Texas using approximately 8+ million gallons of fresh water monthly. The formations are shale and the discovery of several new shale formations. West Texas is considered to be one of the largest and most active oil and gas areas in the United States.
Eagle Ford Shale Formation

The Eagle Ford Shale is a recently discovered formation located in South Texas. The development stage of the field is carried out by drilling thousands of wells annually. This area has limited supplies of fresh water, leading the Company to believe water reclamation will be a required solution in order for producers to access a sufficient supply of frac water in this market. Production of natural gas has been reported at levels in excess of ten (10) million cubic feet (“MMcf”) per day and hundreds of barrels of condensate at some of the wells. The Company expects to intensify its efforts to address this market opportunity.

Produced Water

Shale zones are typically dry geological formations devoid of any formation or connate water, and hence, the fracture flowback water comprises most of water that returns following gas production. Outside of shale formations, where most gas and oil production occurs, there is typically a reservoir of connate water in the production zone that generates “produced” water. Produced water is primarily salty water trapped in the reservoir rock and brought up along with oil and/or gas during production, and is the most common oil field waste. The quality of produced water varies significantly in different parts of the world depending on the geology of the underlying formation.

In a large number of the oil fields in the USA, secondary or tertiary means of handling produced water storage, such as water floods and steam floods, are typically utilized. These are operations where the produced water is used to maintain reservoir pressure, prevent subsidence and sweep the zone to remove the oil. Most of these water floods utilize a fresh water source as a supply so that sufficient volumes are available. As these fields age, more water is required for the flood, so excess contaminated brines concentrate and require disposal. As this water could be reclaimed with STW proprietary systems, STW believes that the market for reclaiming produced water outside the shale reclamation projects represents a considerable opportunity for the Company.

Texas is the largest oil and gas production state in the nation. Like other deep injection well practices in every gas and oil producing region in the world, the same detrimental and resource conservation issues exist. The produced water is unfit for use, poses a threat to the environment and is typically injected into deep injection wells. In accordance with regulations of the Railroad Commission of Texas, water placed in these disposal wells is rendered permanently unavailable for re-use or consumption.

STW believes that the reclaimed water could be utilized for many beneficial purposes, including agricultural and environmental applications as well as re-use in hydraulic fracturing operations. The water reclamation products and services offered by the Company could provide a significant part of the solution to all constituencies concerned.

Brackish Water

World-wide, there are brackish water zones that contain large volumes of water. The water contains dissolved salts in the 0.5 to 2% (5,000 to 20,000 mg/l Total Dissolved Solids (“TDS”)) range and, hence, is unfit for human use. This water can be treated to reduce the TDS below 500 mg/l or 0.05% TDS making the water fit for human consumption. Factors such as decreasing supplies of fresh ground and surface water, increased competition for surface water resources and changes in population/demand centers are driving the need for brackish water for water supply. STW’s potential customers are private companies and municipalities serving fast growing metropolitan areas where demand for water is outpacing the available supply. For example, aquifers in the Texas Gulf Coast region contain a large volume of brackish water (less than 10,000 part per million TDS) that once desalinized will help meet increasing demand in the region.

There are more than 450 drilling rigs operating in West Texas and each one will use approximately 8+ millions gallons of fresh water per month for drilling and fracking wells. In its current form, brackish water is unsuitable for oilfield use. By cleaning the brackish water in an economical way with STW technology, it may be used in the oilfield, which reduces the strain on current fresh water supplies.

Moreover, during one of the worst droughts in U.S. history, the use of treated brackish water has become an extremely popular alternative water source. With STW’s successfully designed and engineered proprietary system, the Company is capable of very economically processing brackish water. For instance, STW is involved in several projects that clean brackish water for municipal golf courses. These types of projects greatly help in the conservation of our fresh water resources.

Process

STW’s proprietary systems and processes are predicated upon a thorough understanding of the customer’s water needs and related issues. This understanding is developed through a series of interactive discussions with the customer followed by data gathering and analysis. STW collects samples at various locations and at different time intervals, which are then tested at independent laboratories and analyzed by STW. Based upon this analysis, STW recommends a solution using the most appropriate technologies, which the Company obtains through the acquisition and financing of such technologies as well as contracts with engineering procurement construction (“EPC”). Finally, STW oversees the EPC process and operates the facility.

STW’s processes are based upon a fundamental understanding of the core issue and developing an appropriate solution using our experience and expertise. For example, such processes include sampling and testing, analysis, design and, where required by customers, implementation and operation. Some of the steps involved are described below:

●	Determine the inlet water quality and measurement of TDS, hardness, barium, strontium, bromine, sulfate and hydrocarbon concentrations, which are critical.
●	Take multiple samples over time to ensure consistency and accuracy of inlet water quality measurement.
●	Obtain an understanding and analysis of potential uses for the reclaimed water.
●	Conduct a site inspection to determine the various vessels needed such as tanks, pumps, pits, truck off loading racks, and engineering testing of the land.
●	Analyze fluid volumes and their variability over time.
●	Determine the length of time the water needs to be reclaimed at this site.
●	Determine appropriate technology: fixed or mobile, evaporation, reverse osmosis or other.
●	Obtaining permits as needed.
●	Investigate the handling of the concentrated brines and any other residue from the reclamation process.
●	Ascertain disposal options for the residue including potential use of the by-products.

Technology

STW has developed relationships with a number of manufacturers that offer “best in class” technologies applicable to its customer base. These technologies include thermal evaporation, membrane technology and reverse osmosis and are available as fixed or mobile units with varying capacities. Various pre and post-treatment options are available as necessary including crystallizers that process very high TDS (>150,000 mg/l).

Thermal Evaporation

STW’s process is capable of handling waters that contain up to 150,000 mg/l TDS, with fresh water recovery rates from 50% to 90%, or greater depending on inlet water quality. The recovered fresh water, or “distillate,” is highly purified water from the evaporative process and has multiple re-use applications. It is particularly applicable in the gas shale and oil production facilities for reclaiming frac and produced waters.

The technology is scalable and can be deployed as mobile units that can process 72,000 gallons per day (“gpd”), as portable units that can process 216,000 gpd, or as fixed central units capable of processing up to 2,880,000 gpd.

Depending on local conditions and producer priorities, residual brine concentrate can either be disposed of in deep injection wells or be treated further through a crystallizer that reduces the brine into distillate and commercially valuable salt residuals.

Reverse Osmosis

Waters that are below 34,000 mg/l of TDS and contain low levels of barium, strontium, bromine, and sulfate can be reclaimed through a reverse osmosis unit (“RO”). Reverse osmosis is the process of forcing a solvent from a region of high solute concentration through a semi-permeable membrane into a region of low solute concentration by applying a pressure in excess of the osmotic pressure. The membranes used for reverse osmosis are generally designed to allow only water to pass through while preventing the passage of solutes such as salt ions. This process is best known for its use in desalination (removing the salt from sea water to obtain fresh water), but it has also been used to purify fresh water for medical, industrial and domestic applications. Recovery rates for seawater to drinking water are about 50%.

The reverse osmosis process creates a by-product of concentrated brine with higher TDS. This brine can be properly disposed of or utilized as a feed solution to a brine concentrator or crystallizer. The latter ensures higher quality water with lower TDS levels for industrial uses.

Most oilfield water cannot be processed through an RO membrane because the water contains barium, strontium or bromine. The barium and strontium are very large molecules that plug the membrane and damage or permanently foul the membrane surface. Bromine and other such halogens react with the membrane and destroy its integrity. Although some oil field water could be processed through this technology, a thorough study is required to ensure success. STW will continue to utilize this technology where the water chemistry can be processed through RO membranes without damaging the membrane.

Membrane Bioreactor

A membrane bioreactor (“MBR”) is a water treatment system that combines biological and ultra filtration technologies. The biological technology is the same process utilized in all sewage treatment facilities. Bacteria are maintained in an aerobic condition that decays the organic materials in the water and oxidizes these organic materials into low molecular weight acids, usually acetic acid. Maintaining the bacteria in an oxygen rich environment prevents mutation or growth of any anaerobic bacteria, which would produce inorganic acids such as hydrogen sulfide.

A filter membrane removes the water fraction from the unit. The membrane provides filtration in the 0.01 microns or lower range, which is enough to remove viruses, bacteria and other colloidal materials. The water exiting the units is potable water and safe for human consumption.

Brine Discharge / Deep Injection Wells

In many gas shale fields, disposal through a deep injection well offers a cost-effective alternative to water reclamation although the method is environmentally questionable. If suitable geology exists, high TDS flowback waters can be disposed by injection into a deep discharge well. There are operative brine discharge wells in each of the major shale formations.

Oil and Gas Services

Our subsidiaries, STW Energy, STW Pipeline Maintenance & Construction, and STW Oilfield Construction Services offer a wide a range of oilfield and pipeline construction, maintenance and support  services. Our services include construction of new poly and steel pipeline for oil gas or water service and leak repair crews to help combat decaying pipelines in all major production areas. We use top of the line equipment including poly fusion machines that are capable of fusing 3 inch to 24 inch pipe as well as all of the equipment to ditch and lay all types of pipeline. Our employees each have at least 10 years’ experience in the pipeline construction & maintenance industry. Permian basin pipeline infrastructure consists of thousands of miles of steel and poly pipeline already in service that were installed over the past few decades, along with thousands of miles per year of new service pipelines added due to greatly increased production resulting from the use of fracking. Over half of these aging pipelines have countless leaks that cause huge gas losses for midstream companies.  Our goal is to provide the best service to mitigate these issues. Pipeline employs qualified laborers with years of experience in the oil patch, and Supervisor/Sales people with particular oil patch knowledge in the Permian and Delaware Basins of West Texas, Eastern New Mexico, and in the Eagle Ford of South Texas.

Expertise & Differentiators

-Experienced and entrepreneurial management
-Unique, high quality and efficient process
-Highly trained, insured workforce
-Newest technology; mobile units
-All inclusive capabilities

Marketing & Sales

STW’s business proposition is to provide comprehensive, necessary water treatment solutions. We work closely with our customers to evaluate their water treatment needs, understand how these may change over time, assess the regulatory and economic factors and design an optimal solution. STW offers a broad array of technical solutions coupled with a service suite and financial structuring options that provide our customers with the ability to obtain a turnkey solution to their wastewater disposal challenges.

Oil and Gas Shale

Most of the oil and gas producers in each of the shale formations are already well known to the Company. STW personnel have developed many, and in some cases, long standing relationships with key personnel responsible for well completion and remedial operations at each gas producer. STW monitors production plans at the producer level, the acreage acquisitions at the shale formations and trends that relate to the demand for water reclamation by region. In addition, the Company maintains detailed databases that monitor drilling permits, rig counts and other key statistics that forecast gas production rates by geography. These activities allow the Company to anticipate demand for its services and to prioritize its sales calling efforts on those producers for whom freshwater supply is an issue or where shalewater disposal pose the greatest challenges.

The foundation of the Company’s sales strategy is to become an integral part of its customer’s water management function. This involves identifying and finding solutions to customer needs through a multi-step, consultative approach:

•	Evaluate drilling program and production expansion plans.
•	Identify and define fracture water supply needs and waste brine generation levels.
•	Study the flowback water volumes and chemistry over time.
•	Generate economic models jointly with producers, with full consideration of all costs of obtaining, utilizing and disposing of the water.
•	Evaluate various water reclamation options, from equipment to logistics and develop financial models for all the options.
•	Provide a customized presentation comparing present practices to all of the options of water reclamation available to the customer for buy-in to the best scenarios.
•	Jointly develop a presentation of the best scenarios for water management (present and future) for use by upper management, and support the presentation as required.
•	Review and determine optimal system design, location and financial structure.
•	Develop a timeline for water reclamation implementation.
•	Execute definitive off-take and/or other agreements satisfactory to all parties.

STW is able to facilitate this part of the sales process through its detailed knowledge of oil and gas drilling, fracking and production process and economics, shale formation geology, frac water chemistry, well completion techniques and logistics, and regional regulatory landscapes. This expertise reduces the time required during the evaluative stage of the sales process and fosters a positive working relationship with our customers. STW then works together with its engineering and manufacturing partners to complete the technical solution, develop ancillary system requirements (balance of plant), evaluate cost and operating data, model the financial performance of the system and define remaining project parameters and an installation timeline.

Water reclamation is a new paradigm for oil and gas producers. Educating them about the economic, environmental and political benefits is key to long-term adoption.

Development Stage Enterprise

In the year ended December 31, 2012, the Company was a development stage company as defined by the Financial Accounting Standards Board (the “FASB”). However, during the year ended December 31, 2013, the Company realized $1,945,631 in revenue. The revenues consisted of $536,735 from the design, build and delivery of a proprietary water desalinization facility and $1,408,896 from oil & gas support services, including $347,550 of revenues from a related party. As revenues commenced January 1, 2013, the Company is no longer a development stage company as of that same date

Competition

In the oil and gas industry, current fracturing and produced water disposal methods – deep injection wells and surface water disposal – represent the Company’s greatest source of competition.

Legislative and Regulatory

Progressively tighter regulations are demanding a thorough review of the entire water-use cycle in industrial applications with the ultimate goal of encouraging and/or mandating reclamation and re-use of water. STW works closely with Federal, State and local regulators and environmental agencies to share our expertise and knowledge on this complex issue and discuss our views on potential solutions. The Company’s intimate knowledge of this process is a key tool in assisting their customers to gain a better understanding of the legislative and regulatory elements related to water management and advising them of various alternatives.

Employees

As of December 31, 2013, we had 59 full-time or part-time employees. Our executive officers provide certain services dedicated to current corporate and business development activities on an as needed part-time basis.

Company’s Office and Website

Our offices are located at 3424 South County Road 1192, Midland, Texas 79706. Our website address is www.STWresources.com. Information found on our website is not incorporated by reference into this report.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We have a history of operating losses; we incurred a net loss in both fiscal year 2013 and fiscal year 2012. Our revenues are not currently sufficient to fund our operating expenses, and there are no assurances we will develop profitable operations.

The report of our independent registered public accounting firm on our 2013 consolidated financial statements contains an explanatory paragraph which raises substantial doubt about our ability to continue as a going concern, and we will need additional financing to execute our business plan, fund our operations and to continue as a going concern, which additional financing may not be available on a timely basis, or at all.

We have limited remaining funds to support our operations. We have prepared our consolidated financial statements in this Form 10-K on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We will not be able to execute our current business plan, fund our business operations or continue as a going concern long enough to achieve profitability unless we are able to secure additional funds. The Report of Independent Registered Public Accounting Firm on our December 31, 2013, consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. However, in order to sustain and improve operations, we will need to secure additional funds. If adequate financing is not available, we will not be able to sustain operations. In addition, if one or more of the risks discussed in these risk factors occur or our expenses exceed our expectations, we may be required to raise further additional funds sooner than anticipated.

We will be required to pursue sources of additional capital to fund our operations through various means, including equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. However, we may be unable to obtain such financings on reasonable terms, or at all.  Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. In addition, if we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. As a result, there can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs prior to the end of 2014, we may be required to cease operations.

STW’s results of operations have not resulted in profitability, and we may not be able to achieve profitability going forward.

STW has a deficit accumulated of $24,355,343 as of December 31, 2013 and had a net loss of $7,032,955 for the year ended December 31, 2013. In addition, as of December 31, 2013, STW had total liabilities of $14,574,240 and total assets of $1,515,647.

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

We have historically been, and may continue to be, heavily reliant upon financing from related parties, which presents potential conflicts of interest that may adversely affect our financial condition and results of operations.

We have historically obtained financing from related parties, including major shareholders, directors and officers, in the form of debt, debt guarantees, factoring facilities and issuances of equity securities, to finance working capital growth. These related parties have the ability to exercise significant control over our financing decisions, which may present conflicts of interest regarding the choice of parties from whom we obtain financing, as well as the terms of financing. No assurance can be given that the terms of financing transactions with related parties are or will be as favorable as those that could be obtained in arms’ length negotiations with third parties.

We will need additional financing, which we may not be able to obtain on acceptable terms, if at all.

The cash resources of the Company are insufficient to meet its planned business objectives without additional financing. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

We will require additional financing for our operations, to purchase equipment and to establish a customer base and to pursue our general business plan. We will need to raise additional working capital to continue implementing our business model, to provide funds for marketing efforts, to increase our revenues and for general overhead expenses, including those associated with our reporting obligations under Federal securities laws. We have undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing; (b) executing contracts with oil and gas operators and municipal utility districts; and (c) controlling overhead and expenses. There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing.

Management continues seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. Currently, we have no firm commitments for any additional capital. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

While to date we have relied upon the relationships of our executive officers and shareholders in our capital raising efforts, there are no assurances that these resources will continually be available to us or provide us with sufficient funding. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all. However, if we do not raise funds as needed, then we will not have sufficient funds to complete the purchase of equipment and commercialization of our services and we may not be able to continue to implement our business objectives. As of the date of this Annual Report, we have no firm commitments for additional capital.

We have a significant amount of debt, a portion of which consists of convertible debt that is coming due soon, which could impact our ability to continue implementing our business objectives.

We have incurred indebtedness totaling $14,574,240 as of December 31, 2013, which includes: $1,256,045 in accounts payable; $30,468 in bank overdrafts; $856,919 of related party payables; $1,839,439 in accrued expenses and interest on our various debt obligations, $350,074 of sales and payroll taxes payable, $285,190 of accrued payroll, and $491,724 of accrued board fees; $231,897 of fees payable in common stock; $310,000 of stock subscriptions payable, $1,630,985 of derivative liability, and $7,291,501 in notes payable, including convertible notes. An aggregate principal amount of $2,504,736 of notes was to mature by November 30, 2013, with the remaining $400,000 balance maturing at various dates through November 2014. On September 22, 2013, the Company negotiated extensions of the maturity dates until June 1, 2015, with fourteen (14) of the note holders that hold an aggregate principal of $1,606,765 of these notes. In consideration of the extension agreements, the Company agreed to issue an aggregate 800,973 shares of its common stock with a value of $64,078. As of December 31, 2013, the total of outstanding 14% convertible notes is $2,904,736 of which $897,971 was to mature by November 30, 2013 and is in default. We do not have adequate funds to satisfy the outstanding obligations. Unless we are able to restructure some or all of this debt and raise sufficient capital to fund our continued development, our current operations do not generate sufficient cash to pay these obligations, when due. Accordingly, there can be no assurance that we will be able to pay these or other obligations we may incur in the future and it is unlikely that we would be able to continue as a going concern.

As of June 19, 2014, we have $2,326,617 in outstanding convertible notes.  We recently received consent from the holders of approximately 42% of the outstanding principal amount of such notes to extend the maturity date of their notes. Although we continue to seek consent from the remaining note holders, there can be no assurance that we will receive it from any or all of these holders. The notes provide us with a 30 day cure period, but if we are unable to pay the notes when they become due, the note holders maintain the right to demand immediate payment of all outstanding principal and interest or maintain the note at an increased default interest rate of 18% per annum until we remedy the default. If we do not receive consent to extend the maturity date of the notes from the remaining note holders, the notes are not converted into equity or we do not otherwise restructure such debt, our current operations do not generate sufficient cash to pay the interest and principal on these obligations when they become due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future.

We have limited operating history and we cannot assure you that our business model will be successful in the future or that our operations will be profitable.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance. Although formed in 2010 as a corporation providing customized water reclamation technologies and services, we only began to generate revenue from our operations in fiscal year 2013. Accordingly, investors have little operating history with which to evaluate our business model. There can be no assurances whatsoever that we will be able to successfully implement our business model, penetrate our target markets or attain a wide following for our services. We are subject to all the risks inherent in an early stage enterprise and our prospects must be considered in light of the numerous risks, expenses, delays, problems and difficulties frequently encountered in such businesses.

We depend upon key personnel and need additional personnel.

Our success depends on the continuing services of Stanley Weiner, our Chief Executive Officer and director. The loss of Mr. Weiner could have a material and adverse effect on our business operations. Additionally, the success of the Company’s operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that the Company will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for the Company. Our inability to attract and retain key personnel may materially and adversely affect our business operations.

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

Although we believe that we take reasonable steps to protect our intellectual property, including the use of agreements relating to the non-disclosure of our confidential information to third parties by our employees, consultants, advisors or others, as well as agreements that provide for disclosure and assignment to us of all rights to the ideas, developments and discoveries of our employees and consultants while we employ them, such agreements can be difficult and costly to enforce. Moreover, although we generally seek to enter into these types of agreements with our consultants, advisors and research collaborators, to the extent that such parties apply or independently develop intellectual property in connection with any of our projects, disputes may arise concerning allocation of the related proprietary rights. If a dispute were to arise, enforcement of our rights could be costly and the result unpredictable.

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

Our operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on us.

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

We are delinquent in our payroll tax obligations

As of June 19, 2014, we are delinquent in payment of $565,675 of federal employee payroll taxes, including withholding, and filing of payroll tax returns and have submitted an application to the Internal Revenue Service to enable us to pay these delinquent taxes over an extended period. Since these payroll tax liabilities include failure to deposit employee trust funds, we may be subject to 100% trust fund penalties for these taxes and have accrued $114,957 of these estimated penalties as of December 31, 2013. We cannot assure you that the Internal Revenue Service will accept our application for installment payments or that we will not incur additional fines and penalties for failure to timely file such federal payroll tax returns.

We compete with many larger, well capitalized companies.

We face competition from companies in reclamation of oil and gas wastewater industry that provide similar services to the Company’s. Our competitors may have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.

Our business and stock price could be adversely affected if we are not successful in enhancing our management, systems, accounting, controls and reporting performance.

We have experienced, and may continue to experience, difficulties in implementing the management, operations and accounting systems, controls and procedures necessary to support our growth and expanded operations, as well as difficulties in complying with the reporting requirements related to our growth. With respect to enhancing our management and operations team, we may experience difficulties in finding and retaining additional qualified personnel. If such personnel are not available locally, we may incur higher recruiting, relocation and compensation expenses. In an effort to meet the demands of our planned activities in fiscal year 2014 and, thereafter, we may be required to supplement our staff with contract and consultant personnel until we are able to hire new employees. Further, we may not be successful in our efforts to enhance our systems, accounting, controls and reporting performance. All of this may have a material adverse effect on our business, results of operations, cash flows and growth plans as well as our regulatory standing, listing status and stock price.

We will be subject to risks in connection with acquisitions, and the integration of significant acquisitions may be difficult.

Our business plan contemplates significant acquisitions of reserves, properties, prospects, and leaseholds and other strategic transactions that appear to fit within our overall business strategy, which may include the acquisition of asset packages of producing properties or existing companies or businesses operating in our industry. The successful acquisition of producing properties requires an assessment of several factors, including:

●	recoverable reserves;
●	future oil and natural gas prices and their appropriate differentials;
●	development and operating costs; and
●	Potential environmental and other liabilities.

The accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and potential recoverable reserves. Inspections may not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We are not entitled to contractual indemnification for environmental liabilities and acquired properties on an “as is” basis.

Significant acquisitions of existing companies or businesses and other strategic transactions may involve additional risks, including:

•	diversion of our management’s attention to evaluating, negotiating, and integrating significant acquisitions and strategic transactions;
•	the challenge and cost of integrating acquired operations, information management, and other technology systems, and business cultures with our own while carrying on our ongoing business;
•	difficulty associated with coordinating geographically separate organizations; and
•	the challenge of attracting and retaining personnel associated with acquired operations.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business. If our senior management is not able to manage the integration process effectively, or if any significant business activities are interrupted as a result of the integration process, our business could be materially and adversely affected.

Risks Related to the Ownership of Our Securities

A small number of shareholders own a significant amount of our common stock, which could limit your ability to influence the outcome of any shareholder vote.

Our executive officers, directors and shareholders holding in excess of five percent (5%) of our issued and outstanding shares, beneficially own over 47% of our common stock as of December 31, 2013. Under our Articles of Incorporation and Nevada law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these shareholders, acting together, would have the ability to control the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these shareholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Outstanding notes and warrants may adversely affect us in the future and cause dilution to existing shareholders.

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue 250,000,000 shares of common stock and 10,000,000 shares of Preferred Stock with such designations, preferences and rights as determined by our Board of Directors, as well as additional classes or series of ownership interests or debt obligations which may be convertible into any class or series of ownership interests in the Company. Such securities may be issued without the approval or other consent of the holders of the Common Stock.  As of June 19, 2014, there are 151,118,930 shares of our common stock outstanding and no shares of preferred stock outstanding.

However, as of June 19, 2014, the Company has issued or has authorized the issuance of: (i) notes convertible into an aggregate of 37,473,627 shares of our common stock; (ii) fees payable in common stock of 548,700 shares, (iv) stock subscriptions payable of 5,125,000 shares and (v) warrants to purchase up to an aggregate of 18,747,976 shares of our common stock with exercise prices ranging from $0.02 to $8.00 per warrant. Conversion of the preferred stock or exercise of the warrants may cause dilution in the interests of other shareholders as a result of the additional common stock that would be issued upon conversion or exercise. In addition, sales of our common stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock.

Any further issuances that may be authorized and issued by the Company, and the conversion and exercise of any preferred stock and warrants, respectively, will increase the number of shares of common stock outstanding, which will have a dilutive effect on the ownership interests of our existing shareholders.

There is a lack of liquidity in our common stock and the price could be volatile when you want to sell your holdings.

Our common stock is currently traded on the OTC Pink Sheet market due to our untimely filing of this 10K and the quarterly report on form 10Q for the quarter ended March 31, 2014, under the symbol STWS. Once those reports are filed, we anticipate moving back up to the OTCOB under the same symbol. There is currently only a limited public market for the Company’s common stock and common stock is not actively traded. Moreover, the price of our common stock may be volatile due to numerous factors, many of which are beyond our control that may cause the market price of our common stock to fluctuate significantly. These factors include:

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

If securities or industry analysts do not publish research or reports about us or our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

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

The Securities and Exchange Commission has adopted Rule 15g-9, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The market price of our common stock is less than $5.00 per share and, therefore, it is designated as a “penny stock” according to SEC rules.

This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also must be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact investors in our stock.

Penny stocks are frequent targets of fraud or market manipulation. Patterns of fraud and abuse include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	Boiler room practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Our publicly filed reports are subject to review by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of the Company’s common stock.

The reports of publicly traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements. The SEC is required to undertake a comprehensive review of a company’s reports at least once every three (3) years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. We could be required to modify, amend or reformulate information contained in prior filings as a result of an SEC review. Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of the Company’s common stock.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results, and shareholders could lose confidence in our financial reporting.

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

The Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2013, based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). In connection with the assessment described above, management identified control deficiencies that represent material weaknesses at December 31, 2013, see “Item 9A. Controls and Procedures” for more detailed discussion. Notwithstanding the foregoing, management reviewed the financial statements and underlying information included in this annual report on Form 10-K and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects.

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

In order to achieve effective internal controls, we may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company. Such a diversion of attention from other business concerns could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal office is located at 3424 South County Road 1192, Midland, Texas 79706, a 5,000 square feet warehouse, and yard and office space. We pay $9,750 per month in rent, and our lease commenced on October 1, 2013 and expires on September 30, 2020. We have an option to extend the lease for an additional seven (7) years and an option to purchase the property for $825,500 during the first thirty-six (36) months of the lease.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. The Company is involved currently in legal proceedings described below that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations.  The Company may become involved in material legal proceedings in the future.

GE Ionics, Inc. Lawsuit. On May 22, 2013, GE Ionics, Inc. (“GE”) filed a lawsuit against STW in the Supreme Court of the State of New York, County of New York, Index No. 651832/2013 (the “GE Lawsuit”). Although the lawsuit arises out of STW’s obligations to GE under its Settlement Agreement with GE entered into on August 31, 2010, upon which STW owed GE $2.1 million plus interest. GE elected to forgo suit on the settlement amount and sued STW for the original debt of $11,239,437, plus interest and attorneys’ fees (the “Original Debt”). STW filed its Answer asserting that it is entitled to and shall pursue all of its available legal and equitable defenses to the Original Debt, inasmuch as GE had, among other things, failed to discount the Original Debt sued upon by the amounts that it recovered through re-use and re-sale of the equipment it fabricated for STW. Management has not accrued the original amount of the debt because the probability of recovery is remote.

Viewpoint Securities, LLC Arbitration.  On or about July 9, 2012, the Company and Stan Weiner, the Company's chief executive officer, received a demand for arbitration with the American Arbitration Association. The demand was filed by Viewpoint Securities LLC (“VP”) who entered into an engagement agreement, dated March 9, 2008 (as amended on March 9, 2008, November 10, 2008, January 1, 2009, February 5, 2010, and December 1, 2010), with STW whereby the Company retained VP to act as its financial and capital markets advisor regarding equity and debt introduced by VP to the Company. The demand alleged breach of contract, breach of the covenant of good faith and fair dealings, negligence prayer for commissions and expenses incurred by VP in its efforts to provide introductions and attempt to provide financing to the Company from March 9, 2008 through February 2, 2012, the date of termination of the Agreement. VP seeks, among other things, $216,217 and a warrant to purchase 566,667 shares of the Company's common stock, payment of a $15,000 promissory note plus 3+ years of interest at 12%, attorneys’ fees of $18,000 and costs of arbitration for filing fees and hearing fees. The Company believed it had valid defenses and contested these claims vigorously. On August 18, 2012, VP dismissed Stan Weiner from the claim with prejudice.  A final arbitration hearing was held on February 3, 2014.   On April 1, 2014, the Arbitrator issued an Award in favor of Viewpoint for $196,728 on Viewpoint’s claim for $216,217 in fees and expenses, plus $5,541 in arbitration hearing fees and expenses; interest shall accrue at the rate of 10% per annum on any unpaid portion of the award commencing April 1, 2014.  The Arbitrator denied Viewpoint’s claims related to the Company’s warrants, a $15,000 promissory note plus 12% interest and for $18,000 in attorneys’ fees.

Marcus Muller and Roy Beach Promissory Notes. On March 2, 2012, counsel for Marcus Muller and Roy Beach sent a demand letter to the Company demanding payment on two 12% Convertible Notes by the Company to Messrs. Muller and Beach. The notes in an original principal amount of $25,000 each were issued on August 13, and 18, 2010 and were in a default status. Muller and Beach’s counsel threatened to initiate Chapter 7 Involuntary Bankruptcy proceedings against the Company, but did not disclose the necessary third debtor alleging a liquidated and uncontested claim. Since that date, the Company has made many payments to Muller and Beach and the related matter has been resolved; however, an issue regarding attorneys’ fees in relation to this matter is now pending.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS
Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock is currently traded on the OTC Pink market due to our untimely filing of this 10K and the quarterly report on Form 10Q for the quarter ended March 31, 2014, under the symbol “STWS”. Once those reports are filed, we anticipate moving back up to the OTCOB under the same symbol.

The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2012
March 31, 2012	$0.04	$0.01
June 30, 2012	$0.09	$0.01
September 30, 2012	$0.08	$0.01
December 31, 2012	$0.06	$0.03

Fiscal 2013
March 31, 2013	$0.15	$0.04
June 30, 2013	$0.12	$0.03
September 30, 2013	$0.08	$0.03
December 31, 2013	$0.12	$0.06

Fiscal 2014
March 31, 2014	$0.15	$0.07

The last sale price of our common stock as reported on the OTC Pink market was $0.10 on June 16, 2014.  As of June 18, 2014, there were approximately 242 recorded owners of our common stock.

Dividend Policy

Holders of the Company’s common stock are entitled to receive such dividends as may be declared by STW's board of directors. The Company has not declared or paid any dividends on STW's common shares and it does not plan on declaring any dividends in the near future. The Company currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities

Information regarding any equity securities we have sold during the period covered by this Report, as well as from the end of such time period through the date of this Report, that were not registered under the Securities Act of 1933, as amended, and that were not included in a previously filed Quarterly Report on Form 10-Q or in a Current Report on Form 8-K is set forth below.  Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

FYE 2014

During January, 2014, we issued 6,292,754 shares of common stock to accredited investors in our 14% Convertible notes in consideration of the investors’ conversion of accrued interest and extension of the maturity dates of the notes from November 30, 2013 to June 1, 2015.

On January 27, 2014, we issued 1,000,000 shares of common stock in payment of accrued consulting fees.

During January, 2014, we issued 382,901 shares of our common stock to an accredited investor upon the investor’s conversion of $25,000 of principal and accrued interest of a 14% convertible note.

During January, 2014, we issued 6,824,500 shares of our common stock to two (2) accredited investors upon their conversion of $225,000 of principal and $116,225 accrued interest of the investors’ 12% convertible notes.

During February, 2014, we issued 500,000 shares of common stock to a consultant for investor relations advisory services.

During March, 2014, we issued 1,656,250 shares of common stock accredited investors pursuant to a Share Purchase Agreement (the "Purchase Agreement") to ten (10) accredited investors (the "Investors"), each consisting of (a) one share of common stock and (b) one, 2 year, common stock purchase warrant to purchase one share of common stock at an exercise price of $0.20 per share, subject to adjustment (the "Warrants," collectively with the shares of common stock, the "Units").  Each Unit had a purchase price of $0.08, and the Company received an aggregate of $132,500 in gross funding in the transaction (the "Offering").

During March, 2014, we issued 113,207 shares of our common stock to an accredited investor upon the investor’s conversion of accrued interest of a 14% convertible note.

On April 17, 2014, the company issued 3,016,250 shares of stock to two employees as signing bonuses.

On April 24, 2014, shares totaling 5,581,568 were issued in payment for Board of Director Compensation.

On April 24, 2014, an additional issuance of 721,750 shares was made to an Officer of the company for invoices that were in the accounts payable balance at year end.

In April 2014, eight (8) accredited investors were issued 1,275,000 shares in a Unit Share Offering.

On May 22, 2014, we converted the Calibre 14% convertible note that was in default in the amount of $544,426 of principal and $197,486 of accrued interest into 9,273,902 shares of its common stock.

On May 28, 2014, we sold an aggregate of 2,312,500 units pursuant to a Share Purchase Agreement (the "Purchase Agreement") to four (4) accredited investors (the "Investors"), each consisting of (a) one share of common stock and (b) one, 2 year, common stock purchase warrant to purchase one share of common stock at an exercise price of $0.20 per share, subject to adjustment (the "Warrants," collectively with the shares of common stock, the "Units").  Each Unit had a purchase price of $0.08, and the Company received an aggregate of $185,000 in gross funding in the transaction (the "Offering").  One of the investors, because of additional circumstances, received an additional 100,000 warrants. Warrants in total came to 2,412,500.

Debt Extension

During 2013, we issued to certain accredited investors, new 14% Convertible Notes with an aggregate principal amount of $2,380,975.  We also issued 566,667 warrants to the placement agent under the same terms.  These notes were due on November 30, 2013 and otherwise have the same terms as the 14% Notes we issued in 2011.  In light of our current cash position, we recently received consent to extend the maturity date of such notes (the "Extension") from the holders of approximately 50% of the outstanding principal amount of such notes. Pursuant to the Extension, the maturity date is extended to June 1, 2015.  In consideration for their consent to the Extension, we agreed to issue each of the consenting note holders additional shares of our common stock in an amount equal to one half of the original principal amount of such holder's note. We negotiated extensions of the maturity dates until June 1, 2015, with fourteen (14) of the note holders that hold an aggregate principal of $1,606,765 of these notes. In consideration of the extension agreements, during January 2014, we issued an aggregate of 733,137 shares of our common stock valued at $67,354 and are obligated to issue an additional 67,836 shares of our common stock, for a total of 800,973 shares.

14% convertible notes Paid In Kind “PIK” interest offering

As part of our effort to free up critical capital necessary to carry out our business plans and increase shareholder value, we recently received consent from certain of our outstanding note holders to receive accrued interest in shares of our common stock (the "PIK Shares"), rather than in cash as required by the related note agreement.  Upon consent, the PIK Shares are being issued at the rate of $0.08 per share.  During January, 2014, we issued a total of 5,559,617 PIK Shares representing $444,769 of accrued interest to those note holders who have consented to receiving same.

FYE 2013

On January 8, 2013, we and Black Pearl Energy, LLC ("BPE"), an entity controlled by Stan Weiner and Lee Maddox, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and one of our directors: Grant Seabolt, entered into an equity exchange agreement (the “Agreement”) pursuant to which BPE transferred 10% of the outstanding membership interests of Black Wolf Enterprises, LLC, (“Black Wolf”) to the Company in exchange for 7,000,000 shares of the Company’s common stock, which shares will be issued once the Company amends its articles of incorporation, as amended, to increase the number of authorized shares of common stock.  On October 14, 2013, we entered into a Rescission Agreement with BPE, pursuant to which BPE has agreed to cancel the Exchange Agreement and unwind the transaction in its entirety; as part of the cancellation, we are not required to issue the Pearl Shares and BPE agreed to indemnify the Company from any and all potential liabilities associated with or arising out of the Black Pearl's business.

On June 6, 2013, the Company issued 353,120 shares of its common stock valued at $21,187 in payment of $6,965 accrued interest on convertible note payable and 750,380 shares of its common stock valued at $45,022 in payment of $15,000 of principal on a 12% convertible note payable.  The settlement of this $15,000 note payable and $6,966 of accrued interest, (combined total of $21,966) for common stock valued at $66,209 resulted in interest expense of $44,243.

On June 26, 2013, the Company issued 4,000,000 warrants to an accredited investor in connection with a $1.0 million equipment loan facility. These warrants have an exercise price of $0.20, are immediately exercisable and a have a two year maturity.

Prior to the July 12, 2013, amendment to our Articles of Incorporation to increase our authorized capital from 100,000,000 shares of common stock to 250,000,000 shares of common stock (the "Amendment"), we did not have sufficient shares of authorized capital to meet all of our outstanding security obligations.  Some of these obligations required us to issue shares of common stock to our officers and directors, pursuant to the agreements we maintain with them or board approved issuances to such persons; following the Amendment, on September 16, 2013 the company issued an aggregate of 5,043,750 shares of common stock as follows:

Name	Amount of Shares	Triggering Event
Stanley T. Weiner	625,000	2012 Director Compensation
Manfred E. Birnbaum	625,000	2012 Director Compensation
D. Grant Seabolt, Jr.	625,000	2012 Director Compensation
Joseph I. O'Neill III	625,000	2012 Director Compensation
Audry Lee Maddox	356,250	2012 Advisory Board Compensation (156,250 shares) & Director Appointment Shares (200,000)
Dale F. Dorn	625,000	2012 Director Compensation
Paul DiFrancesco	625,000	2012 Director Compensation
Bill G. Carter	625,000	2012 Director Compensation
Steven Schachman	156,250	2012 Advisory Board Compensation
Hunter Hill	156,250	2012 Advisory Board Compensation

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

During August and October, 2013, the Company issued to four (4) accredited investors revenue participation notes with an aggregate principal amount of $182,000 and an original issue discount of $42,000, yielding net cash proceeds of $140,000 to the Company. These note mature eighteen (18) months from the date of issuance and carry stated interest rates of 6%. Principal and interest payments shall come solely from the Investors’ share of the revenue participation fees from STW Energy services contracts. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full. The Company also issued 91,000 warrants in connection with this investment. The warrants bear an exercise price of $0.30 per share and expire on various dates through June 30, 2015.

During September, 2013, the Company issued to a related party accredited investor a convertible revenue participation note with an aggregate principal amount of $65,804 and an original issue discount of $15,186, yielding net cash proceeds of $50,618 to the Company. This note matures twenty four (24) months from the date of issuance and carries stated interest rates of 6%. Principal and interest payments shall come solely from the Investors’ share of the revenue participation fees from STW Oilfield Construction services contracts. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full. The Company also issued 131,608 warrants in connection with this investment. The warrants bear an exercise price of $0.30 per share and expire on September 27, 2015.  The note is convertible into 548,347 shares of the Company’s common stock. On December 6, 2013, the Company and this investor agreed to a mutual rescission of this note and the related warrants.  The net cash proceeds of $50,418 are included in the total balance of $134,013 as Payable to Related Party, Dufrane Nuclear Shielding Inc., a company controlled by our Vice President of Operations, Mr. Joshua Brooks.

During October and November, 2013, the Company issued to two accredited investors convertible revenue participation notes with an aggregate principal amount of $207,115 and an original issue discount of $27,015 yielding net cash proceeds to the Company of $180,100 These notes mature eighteen (18) months from the date of issuance and carry a stated interest rate of 6%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from STW Pipeline Maintenance contracts. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full.

In the months of October and December 2013 five (5) of the companies’ consultants were issued 4,400,000 shares in exchange for their invoice amounts due from the company.

On December 9, 2013, the Company issued 2,000,000 shares to an) employee as a signing bonus under an employment contract.  The Company also issued 300,000 shares of its common stock to an employee of its subsidiary, STW Pipeline Maintenance & Construction, LLC, as an installment on a signing bonus under an employment contract with the subsidiary.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operation for 2013 and 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

The Company was formed for the deployment of multiple water reclamation systems throughout Texas to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced by oil and gas operators.  The Company, in conjunction with energy producers, operators, various state agencies and legislators, is working to create an efficient and economical solution to this complex problem. The Company is also evaluating the deployment of similar technology in the municipal wastewater industry.

The Company’s operations are located at 3424 South County Road 1192, Midland, Texas 79706.

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

Considering that, following the Merger, the shareholders of the Company control the majority of our outstanding voting common stock of the Company and effectively succeeded our otherwise minimal operations to those that are theirs; the Company is considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of the Company’s securities for our net monetary assets, which are de minimus, accompanied by a recapitalization. Accordingly, the Company has not recognized any goodwill or other intangible assets in connection with this reverse merger transaction.

The Report of Independent Registered Public Accounting Firm to our December 31, 2013 consolidated financial statements include an explanatory paragraph stating that the recurring losses and negative cash flows from operations and our working capital deficiency at December 31, 2013 raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operations

For the next twelve months, our current operating plan is focused on providing water reclamation services to oil and gas producers and other commercial ventures in Texas. Water reclamation services include treating brackish water for use in fracking operations, landscaping and other commercial applications and reclaiming produced water. During fiscal 2013, we earned most of our revenue through our STW Pipeline Maintenance & Construction, LLC subsidiary and while we hope to continue to benefit from our ownership of that entity, we shall continue to focus on successfully implementing our water reclamation services.

As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations. Our continuation as a going concern subsequent to the year ended December 31, 2013, is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

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

Results of Operations

For the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Development Stage Enterprise

During the year ended December 31, 2012, the Company was a development stage company as defined by the Financial Accounting Standards Board (the "FASB"). Revenues commenced January 1, 2013, accordingly, as of January 1, 2013, the Company is no longer a development stage company.

Revenues

Revenues:  Revenues consist of $536,735 from the design, build and delivery of a proprietary water desalinization facility plus revenues of $1,408,896 of oil & gas services, including $347,550 from related parties. Total revenues for the year ended December 31, 2013 were $1,945,631 compared to no revenues during the year ended December 31, 2012. The increase in revenues is attributable to the completion of a contract during the year ended December 31, 2013, with the Ranchland Hills Golf Club in Midland, Texas and oil & gas services revenues realized during the period. During the year ended December 31, 2012, we were still a development stage enterprise and did not realize revenues.

Cost of Revenues:  Total costs of revenues for the year ended December 31, 2013 were $1,675,314, and are attributable to the costs of the contract to design, build and deliver a proprietary water desalinization facility and costs associated with the Company’s oil & gas services projects. Since we were still a development stage company during the year ended December 31, 2012, we had no revenues nor associated costs of revenues.

Gross Profit:  Gross Profit was $270,317 during the year ended December 31, 2013, and was derived the desalinization contract and the Company’s oil & gas services projects. Since we were still a development stage company during the year ended December 31, 2012, we had no gross profit during 2012.

Research and development expenses:  During the year ended December 31, 2013, we incurred $80,556 of research and development costs in connection with the development of our water treatment technologies.  We had no research and development expenses during the year ended December 31, 2012, as expenses consisted primarily of general and administrative expenses.

Sales and marketing expenses:  During the year ended December 31, 2013, we incurred $37,066 of sales and marketing expenses in connection with the ramp up of our oil & gas services business operations.  We had no sales & marketing expenses during the year ended December 31, 2012 as we were still a development stage enterprise.

General and Administrative Expense:  General and administrative expenses increased by $1,356,454 or 70.3% to $3,291,481 for the year ended December 31, 2013 from $1,935,027 for the year ended December 31, 2012.  Our general and administrative expenses for the year ended December 31, 2013  consisted of general and administrative expense of $716,367, salaries and wages of $298,896, management compensation of $701,284, professional fees of $189,478, consulting fees of $687,878, insurance of $91,753, and board of director fees of $605,825, for a total of $3,291,481.

Our general & administrative expenses for the year ended December 31, 2012 consisted of general and administrative expense of $215,175, salaries and benefits of $69,850, management compensation of $216,000, professional fees of $194,127, consulting fees of $696,375, and board of director fees of $543,500, for a total $1,935,027.  The reasons for the increases in comparing the year ended December 31, 2013 to the year ended December 31, 2012 was mainly due to the increase in board compensation of $62,325, decrease in professional fees of $4,649, increase in management compensation of $485,284, increase in salaries and wages of $229,046, decrease in consulting fees of $8,497, increase in insurance expense of $91,753, and a net $501,192 increase in other general and administrative expenses. During the years ended December 31, 2013 and 2012, non-cash expenses relating to consulting fees and employment signing bonuses included in general and administrative expenses were $810,593 and $696,375, respectively.

Interest Expense:  Interest expense increased by $549,967 to $1,205,338 for the year ended December 31, 2013 from $655,371 for the year ended December 31, 2012.  The increase is due to additional interest expenses incurred on additional debt financing incurred by us since December 31, 2012.

Penalties:  Penalties expense of $114,957 was recorded for the year ended December 31, 2013, due to the Company’s failure to file its payroll tax returns on a timely basis. We did not incur a similar expense during the year ended December 31, 2012.

Change in derivative liability: During the year ended December 31, 2013, we recorded a $2,561,918 expense due to the change in the derivative liability from December 31, 2012.  During the year ended December 31, 2012, we recorded a $990,751 expense due to the change in the derivative liability from December 31, 2011. The key factor for the increase in comparing the year ended December 31, 2013 to the corresponding period for 2012, were that we applied an assumed volatility factor of 100% during the year ended December 31, 2012, while during the year ended December 31, 2013, we applied a historical volatility factor, expected for future periods, of 623% due to our transition from the development stage.

Non-controlling interest in Net Loss:  During the year ended December 31, 2013, we reported $48,824 as the non-controlling interest in the net loss of our STW Energy Services, LLC subsidiary. This non-controlling interest in the net loss represents of a 25% non-controlling interest in the net loss of STW Energy Services, LLC, and a subsidiary company. We did not have a non-controlling interest in this subsidiary during the year ended December 31, 2012.

 Net Loss:  Net loss increased by $3,434,271, or 95.4%, to a net loss of $7,032,955 for the year ended December 31, 2013 from a net loss of $3,598,684 for year ended December 31, 2012.  This net loss reflects the increased operating expenses and change in derivative liability discussed above.

Liquidity and Capital Resources

Cash, total current assets, total assets, total current liabilities and total liabilities as of December 31, 2013 as compared to December 31, 2012, were as follows:

	December 31,	December 31,
	2013	2012
Cash	$17,301	$59,870
Total current assets	$583,581	$153,847
Total assets	$1,515,647	$201,014
Total current liabilities	$11,951,231	$8,846,344
Total liabilities	$14,574,240	$9,359,485

At December 31, 2013, the Company had total current assets of $583,581, consisting of $17,301 in cash, $532,910 in accounts receivable and $33,370 of prepaid expenses. At December 31, 2013, the Company had total current liabilities of $11,951,231 which includes $30,468 in bank overdrafts payable, $1,256,043 in accounts payable, $856,919 in related party payables, $1,839,439 in accrued interest, which principally includes accrued interest on our various debt obligations, $350,074 of sales, payroll taxes, and penalties payable, $285,190 of accrued compensation, $491,724 of accrued board compensation, $4,668,492 in current portion of notes payable of which $872,971 are past due, $231,897 of Fees Payable in Common Stock, $310,000 of stock subscriptions payable, and $1,630,985 of derivative liability.

During the year ended December 31, 2013, the Company received funds of $2,099,877 from our financing activities compared to $504,500 during the year ended December 31, 2012.

At December 31, 2013, we had a working capital deficit of $11,367,649 compared to a working capital deficit of $8,692,497 at December 31, 2012. Current liabilities increased to $11,951,231 at December 31, 2013 from $8,846,344 at December 31, 2012.

We have been funding our operations through private loans and the sale of common stock in private placement transactions. Management anticipates that significant additional expenditures will be necessary to develop and expand our water treatment and oil & gas services revenue before significant positive operating cash flows will be achieved. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

Our consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations.  As of December 31, 2013, we had $17,301 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Presently, due to the lack of revenues and profitability, we are not able to meet our operating and capital expenses. The success of our ability to continue as a going concern is dependent upon successful permitting of our sites obtaining customers for water reclamation services, and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue in the near future.

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

The downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek additional financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations and there is substantial doubt that we can continue to operate as a going concern.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company, since inception, has not had any significant revenues or significant operating history. We had an accumulated deficit of $24,355,343 as of December 31, 2013, and as of that date we were delinquent in payment of $350,074 of sales, payroll taxes, and penalties. As of December 31, 2013, $3,695,346 of our notes payable is in default. During the year ended December 31, 2013, the Company had a net loss of $7,032,955 and cash used in operating activities of $1,224,074. The Company had a working capital deficiency and stockholders’ deficit of $11,367,649 and $13,058,593, respectively, at December 31, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts and there can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

In the event the Company is unable to continue as a going concern, the Company may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

Presently, due to the lack of revenue in relation to our operating expenses, we are not able to meet our operating and capital expenses. The success of our ability to continue as a going concern is dependent upon successful permitting of our sites obtaining customers for water reclamation services, and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue through the fourth quarter of 2014.

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

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

Operating Activities

Our operating activities from operations resulted in a net cash used by operations of $1,534,074 for the year ended December 31, 2013 compared to net cash used in operations of $451,817 for the year ended December 31, 2012.   The net cash used by operations for the year ended December 31, 2013 reflects a net loss of $7,032,955, decreased by $3,467,635 in non-cash charges and by $1,933,561 net increase in the working capital accounts.  The net cash used in operations for the year ended December 31, 2012 reflects a net loss of $3,598,684 offset by non-cash charges of $2,059,888, and $1,086,979 net change in the working capital accounts.

Investing Activities

Our investing activities used cash of $608,372 during the year ended December 31, 2013 while our investing activities did not generate any cash flows during the year ended December 31, 2012.

Financing Activities

Our financing activities resulted in a cash inflow of $2,099,877 for the year ended December 31, 2013, which represented the proceeds of $1,320,611 from notes payable, bank overdrafts of $30,468, related party payables of $568,985, common stock subscriptions payable of $310,000, non-controlling interest contribution of $2,500, reduced by debt issuance costs of $35,025 and repayment of $97,662 of notes payable. Our financing activities resulted in cash inflow of $504,500 for the year ended December 31, 2012, which represented the issuance of $165,000 of notes payable, issuance of $401,000 of convertible promissory notes, proceeds from the issuance of common stock of $45,000, reduced by debt issuance costs of $56,500 and $50,000 of principal payments of notes payable.

Short Term

On a short-term basis, the Company has not generated revenue or revenues sufficient to cover operations.  Based on prior history, the Company will continue to have insufficient revenue to satisfy current and recurring liabilities as the Company continues product and business development activities.

Need for Additional Financing

The Company does not have capital sufficient to meet its cash needs. The Company will have to seek loans or equity placements to cover such cash needs.

No commitments to provide additional funds have been made by the Company’s management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover the Company’s expenses as they may be incurred.

The Company will need substantial additional capital to support its proposed business objectives. The Company has limited revenues and has no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

Decisions regarding future participation customized water reclamation technologies or services will be made on a case-by-case basis. The Company may, in any particular case, decide to participate or decline participation. If participating, the Company may pay its proportionate share of costs to maintain the Company’s proportionate interest through cash flow or debt or equity financing. If participation is declined, the Company may elect to farm-out, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

Warrants

As of December 31, 2013, the Company had 18,340,726 warrants outstanding to acquire the Company’s common stock.

Credit Facility

On March 19, 2014, we entered into a Line of Credit Agreement (the "Credit Agreement") with Black Pearl Energy, LLC ("Black Pearl"), an entity controlled by Stan Weiner and Lee Maddox, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and one of our directors: Grant Seabolt.  Pursuant to the Credit Agreement, Black Pearl issued us a $2,000,000 line of credit, approximately $1,010,000 of which has already been advanced to us; the credit was issued in the form of a promissory note (the "Note").  We must pay back all advanced funds on or before August 1, 2014, although such date will be extended to September 30, 2014 if we do not receive gross proceeds of no less than $6,000,000 resulting from either or both of: (a) the consummation of one or more private placements of debt or equity securities, not including the funds received pursuant to the Credit Agreement; or (b) the filing of a registration statement on Form S-1 with the Securities and Exchange Commission (“ SEC ”) for a public offering of our securities.  Interest accrues at 11% per annum.  To further induce Black Pearl to issue us the line of credit, we agreed to issue them 1,500,000 restricted shares of our common stock (after which, Black Pearl will own 1,500,000 (1%) of our common stock) and a $25,000 transaction fee to be paid on the final closing date of the credit line.

Off Balance Sheet Arrangements

None.

Contractual Obligations and Commitments

The following table is a summary of contractual cash obligations for the periods indicated that existed as of December 31, 2013, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

	TOTAL	Less than 1 Year	1-2 years
14% Convertible Notes	$2,904,736	$1,297,971	$1,606,765
12% Convertible Notes	375,000	375,000
Short term debt - TCA	43,280	43,280
GE Note	2,100,000	2,100,000
Deferred Compensation Notes	279,095	279,095
Revenue Participation Notes	745,480	203,202	542,279
Crown Financial equipment note	683,036	333,333	349,703
Capital lease and equipment finance contracts	160,873	36,611	124,262
TotTotal obligations	$7,291,500	$4,668,492	$2,623,009

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Cash

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired.

Income taxes

The Company accounts for income taxes under ASC 740 “Income Taxes” which codified SFAS 109, “Accounting for Income Taxes” and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2013 and 2012.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012. The Company’s derivative liabilities as of December 31, 2013 and 2012, respectively, were valued at fair value. The Company did not have any other fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2013 and 2012.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of the assets to future net cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets based on estimated future cash flows. No impairment charges were recorded for the years ended December 31, 2013 and 2012.

Share Based Expenses

ASC 718 “Compensation - Stock Compensation” codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity - Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”.  Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2013, and 2012, begins on page F-1 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
STW Resources Holding Corp.

We have audited the accompanying consolidated balance sheet of STW Resources Holding, Corp. (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of STW Resources Holding, Corp., as of December 31, 2013, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses since its inception and has a significant working capital deficiency and accumulated deficit as of December 31, 2013. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Marcum LLP
Marcum llp
Los Angeles, CA
June 19, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of STW Resources Holding Corp.

We have audited the accompanying consolidated balance sheet of STW Resources Holding Corp. (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of STW Resources Holding Corp. as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As more fully described in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and has had negative cash flows from operations, and at December 31, 2012, has an accumulated deficit of $(17,322,388).  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
August 5, 2013

STW Resources Holding Corp.
Consolidated Balance Sheets
	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$17,301	$59,870
Accounts receivable	532,910	5,040
Prepaid expenses and other current assets	33,370	88,937
Total Current Assets	583,581	153,847
Long Term Assets
Property and equipment, net	746,638	-
Other assets
Deferred loan costs, net of $102,435 and $45,675 accumulated amortization, respectively	185,428	47,167
TOTAL ASSETS	$1,515,647	$201,014

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$30,468	$-
Accounts payable	1,256,043	794,191
Payable to related parties:
Black Pearl Energy, LLC	139,763	-
Dufrane Nuclear, Inc.	132,490	-
Accrued consulting fees - officers	584,666	287,934
Current portion of notes payable, net of discounts, $854,928 payable to related parties in 2013	4,668,492	5,331,734
Sales and payroll taxes payable	350,074	-
Accrued expenses and interest	1,839,439	899,728
Accrued compensation	285,190	127,665
Accrued board compensation	491,724	235,000
Deferred Revenue, net of deferred costs of $436,654	-	97,346
Fees payable in common stock	231,897	-
Stock subscriptions payable	310,000	-
Derivative liability	1,630,985	1,046,439
Total Current Liabilities	11,951,231	8,820,037
Notes payable, net of discount and current portion	2,623,009	513,141
Accrued interest on notes payable, net of current portion	-	26,307
Total Liabilities	14,574,240	9,359,485
Commitments and contingencies (Note 10)
Stockholders' Deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2013 and December 31, 2012	-	-
Common stock $0.001 par value 250,000,000 and 100,000,000 shares authorized, 111,255,849 and 96,308,599 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	111,256	96,309
Additional paid-in capital	11,231,418	8,067,608
Accumulated deficit	(24,355,343)	(17,322,388)
Total Stockholders' Deficit of STW Resources	(13,012,669)	(9,158,471)
Non-controlling interest in subsidiary	(45,924)	-
Total Stockholders' Deficit	(13,058,593)	(9,158,471)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,515,647	$201,014

See accompanying notes which are an integral part of these consolidated financial statements.

STW Resources Holding Corp.
Consolidated Statements of Operations
For the Years ended December 31, 2013 and 2012

	For the Years Ended December 31:
	2013	2012
Revenues
Contract and service revenues	$1,598,081	$--
Service revenues from related party	347,550	--
Total revenues	1,945,631	--
Costs of Revenues	1,675,314	--

Gross Profit	270,317	--

Operating expenses

Research and development	80,556	--
Sales and marketing	37,066	--
General and administrative	3,291,481	1,935,027
Depreciation	60,380	--
Total operating expenses	3,469,483	1,935,027

Loss from operations	(3,199,166)	(1,935,027)
Other Income (Expense)
Interest expense	(1,205,338)	(655,371)
Change in fair value of shares issued to note holder	--	(19,587)
Other income	--	2,052
Penalties	(114,957)	--
Change in derivative liability	(2,561,918)	(990,751)

Net Loss	(7,081,379)	(3,598,684)
Less: Share of net loss of subsidiary attributable to non-controlling interest	(48,424)	--
Net Loss of STW Resources	$(7,032,955)	$(3,598,684)
Loss per common share – basic and diluted	$(0.07)	$(0.05)
Weighted average shares outstanding - basic and diluted	99,992,398	76,376,677

See accompanying notes which are an integral part of these consolidated financial statements.

STW Resources Holding Corp.
Consolidated Statements of Stockholders’ Deficit
For the Years ended December 31, 2013 and 2012

	Common Stock $0.001 Par
	Number	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Stockholders’ Deficit
Balance, December 31, 2011	46,636,849	$46,637	$5,773,505	$(13,723,704)	$--	$(7,903,562)
Share-based compensation for Board of Directors and advisory board	29,903,000	29,903	1,452,497	--	--	1,482,400
Shares issued for consulting services	15,768,750	15,769	770,606	--	--	786,375
Issuance of shares in connection with debt settlement agreement	3,000,000	3,000	27,000	--	--	30,000
Subscription sale of shares, net of issuance cost of $5,000	1,000,000	1,000	44,000	--	--	45,000
Net loss	--	--	--	(3,598,684)	--	(3,598,684)
Balance, December 31, 2012	96,308,599	$96,309	$8,067,608	$(17,322,388)	$--	$(9,158,471)
Conversion of accrued interest on 12% convertible notes to common shares	353,120	353	20,834			21,187
Conversion of 12% convertible notes to common shares	750,380	750	44,272			45,022
Value of warrants issued for loan fee			171,996			171,996
Value of warrants issued with notes payable			65,555			65,555
Shares issued to board members as directors fees	4,575,000	4,575	269,925			274,500
Shares issued to advisory board members as fees	468,750	469	27,656			28,125
Shares issued as consulting fees	6,500,000	6,500	427,500			434,000
Reclassification of derivative liability due to increase share authorization			1,977,372			1,977,372
Shares issued as employment signing bonuses	2,300,000	2,300	158,700			161,000
Non-controlling interest investment in subsidiary					2,500	2,500
Net loss for the period				(7,032,955)	(48,424)	(7,081,379)
Balance, December 31, 2013	111,255,849	$111,256	$11,231,418	$(24,355,343)	$(45,924)	$(13,058,593)

See accompanying notes which are an integral part of these consolidated financial statements.

STW Resources Holding Corp.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012

	Years ended December 31:
	2013	2012
Cash flows from Operating Activities:
Net loss of STW Resources	$(7,032,955)	$(3,598,684)
Adjustments to reconcile net loss of STW Resources to net cash used in operations:
Depreciation	60,380	--
Net loss of subsidiary attributable to non-controlling interest	(48,424)	--
Change in fair value of derivative liability	2,561,918	990,751
Amortization of discount and debt issuance costs	164,549	44,675
Share-based compensation	826,897	1,004,875
Change in fair value of common shares issued in connection with the debt settlement agreement		19,587
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(527,870)	--
(Increase) Decrease in prepaid expense	55,567	1,343
Increase (Decrease) in accounts payable	459,649	(17,295)
Increase (Decrease) in sales and payroll taxes payable	350,074	--
Increase (Decrease) in accrued compensation	157,525	--
Increase (Decrease) in accrued expenses and interest	976,613	772,835
Increase (Decrease) in accrued board compensation	559,349	232,750
Increase (Decrease) in deferred revenue	(97,346)	97,346
Net cash used in operating activities	(1,534,074)	(451,817)
Cash flows used by investing activities
Purchase of vehicles and equipment	(608,372)	--
Net cash used in investing activities	(608,372)	--
Cash flows provided from financing activities
Bank overdraft	30,468	--
Stock subscriptions payable	310,000	--
Related party payables	568,985	--
Proceeds from notes payable	1,320,611	165,000
Principal payments on notes payable	(97,662)	(50,000)
Non-controlling interest contributions	2,500	--
Issuance of convertible notes payable		401,000
Proceeds from equity issuances, net		45,000
Debt issuance costs	(35,025)	(56,500)
Net cash provided from financing activities	2,099,877	504,500
Net increase (decrease) in cash	(42,569)	52,683
Cash at beginning of period	59,870	7,187
Cash at end of period	$17,301	$59,870
(continued)

STW Resources Holding Corp.
Consolidated Statements of Cash Flows
For the years ended December 31, 2013 and 2012

Supplemental cash flow information:

Cash paid for interest	$10,413	$9,647
Non-cash investing and financing activities:
Value of warrants issued as debt issuance costs	$171,996	$--
Value of common shares issued in connection with debt settlement agreement	-	$30,000
Fair value of shares sold by note holder to reduce the note payable principal balance in connection with the debt settlement	-	$30,413
Value of warrants issued with revenue participation notes payable	$65,555	$--
Value of common shares issued to board and advisory board for accrued fees	$302,625	$1,173,900
Value of common shares issued to consultants	$434,000	$90,000
Value of common shares issued to employees as signing bonuses	$161,000	$--
Value of property, plant & equipment acquired with long term debt	$247,004	$--
Estimated fair value of warrants issued in connection with the 14% convertible notes payable	-	$54,197
Reclassification of derivative liability due to increased share authorization	$1,977,372	$--
Notes and interest settled in stock	$66, 209	$--

See accompanying notes which are an integral part of these consolidated financial statements.

STW Resources Holding Corp.
Notes to Consolidated Financial Statements
Year Ended December 31, 2013 and 2012

NOTE 1 – NATURE OF THE BUSINESS AND SIGNIFICANTACCOUNTING POLICIES

History of the Company

STW Resources Holding Corp. (“STW” or the “Company”, is a corporation formed to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas.  STW has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana and the Appalachian Basin of Pennsylvania and West Virginia.  STW, in conjunction with energy producers, operators, various state agencies and legislators, is working to create an efficient and economical solution to this complex problem.  The Company is also evaluating the deployment of similar technology in the municipal wastewater industry.

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

On February 9, 2010, the Federal Bankruptcy Court handling a bankruptcy proceeding for our predecessor at the time entered an order confirming the Second Amended Plan of Reorganization (the “Plan”) pursuant to which the Merger Agreement was approved.  The Plan was effective February 19, 2010 (the “Effective Date”). The principal provisions of the Plan were as follows:

●	MKM, the DIP lender, received 400,000 shares of common stock and 2,140,000 shares of preferred stock,

●	The holders of the Convertible Notes received 1,760,000 shares of common stock,

●	General unsecured claims received 100,000 shares of common stock, and

●	The Company’s equity interest was extinguished and cancelled.

On February 12, 2010, pursuant to the terms of the Merger Agreement, STW Sub merged with Acquisition Sub, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger and STW Sub becoming a wholly-owned subsidiary of the Company, the Company issued an aggregate of 31,780,004 ("the STW Acquisition Shares") shares of common stock to the shareholders of STW at the closing of the Merger and all derivative securities of STW Sub as of the Merger became derivative securities of the Company including options and warrants to acquire 12,613,002 shares of common stock at an exercise price ranging from $3.00 to $8.00 with an exercise period ranging from July 31, 2011 through November 12, 2014 and convertible debentures in the principal amount of $1,467,903 with a conversion price of $0.25 and maturity dates ranging from April 24, 2010 through November 12, 2010.

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

Consolidation policy

The consolidated financial statements for the year ended December 31, 2013 include the accounts of the Company and its wholly owned subsidiaries, STW Resources, Inc., STW Oilfield Construction LLC, STW Pipeline Maintenance Construction, LLC, and 75% owned subsidiary of STW Energy Services, LLC. The consolidated financial statements for the year ended December 31, 2012, include the accounts of the Company and its wholly owned subsidiary, STW Resources, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company also consolidates any variable interest entities (VIEs), of which it is the primary beneficiary, as defined. The Company does not have any VIEs that need to be consolidated as of December 31, 2013.

Reclassifications

Certain reclassifications were made to the prior year consolidated financial statements to conform to the current year presentation. There was no change to reported net loss.

Non-Controlling interest

On June 25, 2013, the Company invested in a 75% limited liability company (“LLC”) interest in STW Energy Services, LLC (“STW Energy”). The non-controlling interest in STW Energy is held by Crown Financial, LLC, a Texas Limited Liability Company (“Crown” or “Crown Financial”). As of December 31, 2013, $2,500 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in STW Energy, with a net loss attributable to non-controlling interests of $48,424 for the year ended December 31, 2013.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $24,355,343 as of December 31, 2013, and as of that date was delinquent in payment of $350,074 of sales and payroll taxes. As of December 31, 2013, $3,695,346 of notes payable are in default. Since its inception in January 2008 through December 31, 2013, management has raised equity and debt financing of approximately $12,000,000 to fund operations and provide working capital.  The cash resources of the Company are insufficient to meet its planned business objectives without additional financing.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At December 31, 2013, the Company had $17,301 of cash on hand; the Company raised $617,500 of equity financing and secured a $2.0 million credit line from Black Pearl Energy, LLC, a related party, on March 13, 2014, to sustain its operations.  Management expects that the current funds on hand will be sufficient to continue operations for the next three months. Management is currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to be used in operations. No assurance can be given that any future financing will be available or, if available, and that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

Development Stage Enterprise

During the year ended December 31, 2012, the Company was a development stage company as defined by the Financial Accounting Standards Board (the “FASB”). During the year ended December 31, 2013, the Company realized $1,945,631, including $536,735 of revenues from its water treatment business and $1,408,996 from its oil services business. Revenues commenced January 1, 2013, accordingly, as of January 1, 2013, the Company is no longer a development stage company.

Use of Estimates

Consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Among other things, management has estimated the collectability of its accounts receivable, the valuation of long lived assets, the assumptions used to calculate its derivative liabilities, and equity instruments issued for financing and compensation. Actual results could differ from those estimates.

Concentration of Credit Risk

A financial instrument that potentially subjects the Company to concentration of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. At December 31, 2013, there were no uninsured deposits.

The Company anticipates entering into long-term, fixed-price contracts for its services with select oil and gas producers and municipal utilities.  The Company will control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures.

As of December 31, 2013, three vendors accounted for 64% of total accounts payable.  During the year ended December 31, 2013, two vendors accounted for 28% of total purchases.  As of December 31, 2012, three vendors accounted for 78% of total accounts payable.

As of December 31, 2013, three customers accounted for 42%, 17% and 17% of accounts receivable. During the year ended December 31, 2013, three customers accounted for 27%, 22% and 17% of total revenues.  As of December 31, 2012, one customer accounted for 100% of accounts receivable. During the year ended December 31, 2012, the Company had no revenues as it was a development stage enterprise.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company’s financial instruments consist of cash, accounts receivable, convertible notes payable, accounts payable, accrued expenses and derivative liabilities. The carrying value for all such instruments except convertible notes payable and derivative liabilities approximates fair value due to the short-term nature of the instruments.  Our derivative liabilities are recorded at fair value (see Note 6).

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

The Company’s finance department is responsible for performing the valuation of financial instruments, including Level 3 fair values.  The valuation processes and results are reviewed and approved by the CFO at least once every quarter, in line with the Company’s quarterly and annual reporting dates. Valuation results are discussed with the Audit Committee as part of its quarterly review and annual audit of the Company’s financial statements.

The fair value the 12% convertible debentures was estimated using the Black Scholes Merton method, which approximates the Binomial Lattice valuation model. Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and were classified within Level 3 of the valuation hierarchy. An increase or decrease in these inputs could significantly increase or decrease the fair value of the warrant. For example, if the volatility factor was reduced from 623% to 500%, the derivative liability would be reduced from $1,630,985 to $1,585,686.

Our derivative liabilities consist of embedded conversion features on debt and price protection features on warrants, which are classified as Level 3 liabilities. We use Black-Scholes to determine the fair value of these instruments (see Note 6).

Management has used the simplified Black Scholes Merton model to estimate fair value of derivative instruments. Management believes that as a result of the relatively short term nature of the warrants and convertibility features, a lattice model would not result in a materially different valuation.

The following table presents certain financial instruments measured and recorded at fair value in the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2013 and 2012.

Fair value of Derivative Liabilities:	Level 1	Level 2	Level 3	Total
December 31, 2013	$--	$--	$1,630,985	$1,630,985
December 31, 2012	$--	$--	$1,046,439	$1,046,439

Accounting for Derivative Liabilities

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC  Topic 815-40, “Derivative Instruments and Hedging: Contracts in Entity’s Own Equity ” (“ASC Topic 815-40”). The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. The change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Certain of the Company’s embedded conversion features on debt, price protection features on outstanding warrants are treated as derivatives for accounting purposes. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset or liability. The warrants do not qualify for hedge accounting, and as such, the changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expired or waived. These common stock purchase warrants do not trade in an active securities market.  The Company estimates the fair value of these warrants and embedded conversion features as derivative liabilities contracts using Black-Scholes (see Note 6).

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

Long-lived Assets and Intangible Assets

In accordance with ASC 350-30, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.

The Company had no such asset impairments at December 31, 2013 or 2012.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Revenue Recognition

Contract Revenue and Cost Recognition on Engineering and Design Services

During the year ended December 31, 2013, the Company completed a contract to design, build and deliver a proprietary water desalinization facility to produce 700,000 gallons of water a day by converting brackish well water into the equivalent of rain water to maintain the greens and fairways of the Ranchland Hills Golf Club in Midland, Texas. As of December 31, 2012, the Company reported deferred revenue of $97,346, which is net of deferred costs of $436,654 related to this contract. These revenues and costs were recognized during the year ended December 31, 2013 upon completion of the contract and acceptance of the desalinization facility.

The Company recognizes revenue on a contract once the services or products are delivered or completed and accepted by the customer. This is based on a thorough analysis of the written contract. Revenues from these contracts are recognized when the customer has passed credit tests and collection is reasonable assured and amounts are fixed and determinable.

Services Revenues from Master Services Agreements

During the year ended December 31, 2013, the Company entered into Master Services Agreements (“MSA”) with several major oil & gas companies including Anadarko Petroleum Company, Apache Corporation, Diamondback E&P, Pioneer Natural Resources USA, Reliance Energy, Atlas Pipeline Holdings, and Targa Resources LLC. These MSAs contract the Company to provide a range of oil & gas support services including oilfield site construction and maintenance, pipeline maintenance, oil rig cleaning, site preparation, energy support services, and other oil & gas support services.  The Company bills these customers pursuant to purchase orders issued under the MSAs. The revenues billed include hourly labor fees and equipment usage fees. The Company realizes revenues from these contracts as the services are performed under the customer purchase orders. During the year ended December 31, 2013, the Company recognized $1,408,896 of revenues from these services contracts, of which $347,550 were revenue from related parties.

The Company recognizes revenue in the service area based on the MSA agreements. As services are performed and signed off by the customer the Company generates an invoice and recognizes the revenue from its ongoing customers. Revenues are recognized when collectability of the receivable is reasonably assured and amounts are fixed and determinable.

Business Segments

The Company has two reportable segments, (1) water reclamation services, and (2) oil & gas services. Segment information is reported in Note 11.

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

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company established a valuation allowance based upon the potential likelihood of realizing the deferred tax asset in the future tax consequences. Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

The Company has adopted the provisions set forth in FASB ASC Topic 740, to account for uncertainty in income taxes. In the preparation of income tax returns in federal and state jurisdictions, the Company asserts certain tax positions based on its understanding and interpretation of the income tax law. The taxing authorities may challenge such positions, and the resolution of such matters could result in recognition of income tax expense in the Company’s financial statements. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns.

The Company uses the “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits.  The Company has determined that it has no material unrecognized tax assets or liabilities related to uncertain tax positions as of December 31, 2013 and 2012.  The Company does not anticipate any significant changes in such uncertainties and judgments during the next 12 months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets at December 31, 2013 and December 31, 2012, respectively.

Common Stock and Common Stock Warrants Issued to Employees

The Company uses the fair value recognition provision of ASC 718, “Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Scholes-Merton option pricing model to calculate the fair value of any equity instruments on the grant date.

At December 31, 2013 and 2012, the Company had no grants of employee common stock options or warrants outstanding.

Income (Loss) per Share

The basic income (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. Diluted income (loss) per share is the same as basic income (loss) per share due to the lack of dilutive items. As of December 31, 2013 and 2012, the Company had 102,350,791 and 101,270,609 dilutive shares outstanding, respectively, which have been excluded as their effect is anti-dilutive.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized on the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Furniture	3 years
Machinery	3-5 years

Stock Subscriptions Payable

During the year ended December 31, 2013, the Company received stock subscriptions and $310,000 of proceeds from a unit offering of its common stock in consideration of 3,875,000 shares of its common stock. The stock was not issued as of December 31, 2013 and was reported as Stock Subscriptions Payable.

Fees Payable in Common Stock

During the year ended December 31, 2013, the Company agreed to issue an aggregate of 12,449,673 shares of its common stock in payment of consulting fees valued at an aggregate of $826,897. As of December 31, 2013, the Company has issued 8,800,000 of the shares associated with this obligation at a value of $595,000. As of December 31, 2013, the Company is obligated to issue the remaining 3,649,673 common shares at a value of $231,897.

Loan Discounts

The Company amortizes loan discounts under the effective interest method.

Recently Issued Accounting Standards

Recent accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.  The Company does not have any components of other comprehensive income (loss) as defined by ASC 220, “Reporting Comprehensive Income.”  For the years ended December 31, 2013 and 2012, comprehensive income (loss) consists only of net loss and, therefore, a Statement of Other Comprehensive Loss has not been included in these consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Office furniture and equipment	$16,838	$10,396
Tools and yard equipment	2,302	--
Vehicles and construction equipment	798,273	--
Total, cost	817,413	10,396
Accumulated Depreciation and Amortization	(70,775)	(10,396)
Total Property and Equipment	$746,638	$-

Depreciation expense for the year ended December 31, 2013 and 2012 was $60,380 and zero, respectively.

NOTE 3 – INVESTMENT IN BLACK WOLF, LLC

On January 8, 2013, the Company and Black Pearl Energy, LLC ("BPE"), an entity controlled by Stan Weiner and Lee Maddox, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and one of our directors: Grant Seabolt, entered into an equity exchange agreement (the “Exchange Agreement”) pursuant to which BPE transferred 10% of the outstanding membership interests of Black Wolf Enterprises, LLC, (“Black Wolf”) to the Company in exchange for 7,000,000 shares of the Company’s common stock (the "Pearl Shares").  The Pearl Shares, although supposed to be issued after we amended our articles of incorporation to increase our authorized share capital, were never issued.  Other than the Pearl Shares, the Exchange Agreement did not obligate STW to provide any other assets or commitments in consideration of the transaction contemplated thereby.  The transaction contemplated by the Agreement - the transfer of ownership in Black Wolf - closed on January 28, 2013.  At the time of the Exchange Agreement, Black Wolf commercialized the expertise and services of Lone Wolf Resources, LLC, an environmental and civil construction company operating in the oil and gas industry (“Lone Wolf”). Lone Wolf has worked with the Department of Transportation and the Texas Commission on environmental quality to shape the standards for processing hydrocarbon-impacted soils to a reusable road base. Lone Wolf has completed projects internationally and throughout the United States, including the world's largest in-situ thermal remediation project. BPE is an oilfield service company that has developed an evaporation cover that is conservation friendly, economical and can be floated on to existing ponds or installed during construction for the elimination of evaporation on frac ponds used throughout the oilfield. BPE also provides high quality liners with fusion-welded seams, quality control testing including air tests of seams and destruction testing in West Texas and Eastern New Mexico, and intends to expand into South Texas during the first quarter of next year. Black Wolf combines Lone Wolf’s and BPE’s services and constructs drill sites, reserve pits, frac ponds, roads, pit closings, liners, leak detection systems, evaporation covers, and provides associated maintenance. Black Wolf also offers turnkey services for H-11 permitted ponds, including surveys, engineering and design, and permitting for storage of produced and brine waters as well as utilizes proprietary technologies employed by Lone Wolf in the reclamation of hydrocarbon-impacted soils. Black Wolf is currently negotiating on a number of multi-well packages with many of the largest oil and gas producers in West Texas.  After 4 months of operations, Lone Wolf initiated their termination clause with Black Pearl and Black Wolf.   As a result, Black Wolf was dissolved and we sought to terminate the Exchange Agreement since our investment would no longer be of any value.  On October 14, 2013, we entered into a Rescission Agreement with BPE, pursuant to which BPE has agreed to cancel the Exchange Agreement and unwind the transaction in its entirety; as part of the cancellation, we are not required to issue the Pearl Shares and BPE agreed to indemnify the Company from any and all potential liabilities associated with or arising out of the Black Pearl's business.

NOTE 4– RECEIVABLE FROM FACTOR, NET OF UNAPPLIED CUSTOMER CREDITS

Accounts Purchase Agreement – Crown Financial, LLC

On June 21, 2013, STW Energy entered into an accounts purchase facility with Crown Financial pursuant to an Account Purchase Agreement (the “Accounts Purchase Agreement”), pursuant to the Texas Finance Code.

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

Factoring Agreement with Joshua Brooks

On September 26, 2013, STW Oilfield Construction, LLC (Oilfield Construction) entered into an accounts receivable factoring facility (the “Factoring Facility”) with Mr. Joshua Brooks, the Company's Vice President of Operations, pursuant to a Loan Agreement (the “Factoring Agreement”), which shall not be deemed an account purchase agreement pursuant to the Texas Finance Code. The Factoring Facility includes a loan in the amount of $225,000, of which none is outstanding at December 31, 2013.

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

NOTE 5 – NOTES PAYABLE

The Company’s notes payable at December 31, 2013 and December 31, 2012, consisted of the following:

	December 31,	December 31,
Name	2013	2012

14% Convertible Notes	$2,904,736	$2,882,235
12% Convertible Notes	375,000	415,000
Other Short-term Debt	43,280	84,280
GE Note	2,100,000	2,100,000
Deferred Compensation Notes	279,095	279,095
Revenue Participation Notes	852,702	165,000
Crown Financial note	683,036	--
Equipment finance contracts	137,573	--
Capital lease obligation	23,300	--
Unamortized debt discount	(107,221)	(80,735)
Total Debt	7,291,501	5,844,875
Less: Current Portion	(4,668,492)	(5,331,734)
Total Long Term Debt	$2,623,009	$513,141

14% Convertible Notes

Between November 2011 and December 2012, the Company issued a series of 14% convertible notes payable to accredited investors.  The Company also issued 20,167,871 two year warrants to purchase common stock at an exercise price of $0.20 per share.  These notes are convertible into 46,746,898 shares of the Company’s common stock as of December 31, 2013.

The Company valued the warrants and the embedded conversion feature at inception using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.17% - 0.33%; expected volatility of 100%. The estimated fair value of the warrants issued between November 2011 and December 2012 was $81,656 and the embedded conversion feature was $35,546 at issuance and was recorded as a derivative liability at such time in the accompanying consolidated balance sheets. The warrants and embedded conversion feature were included in the derivative liabilities account each reporting period as the Company had insufficient authorized shares to settle outstanding contracts (see Note 6). On July 12, 2013, the Company increased its share authorization to 250,000,000 shares and reclassified the $1,977,372 derivative liability to equity due to the availability of sufficient authorized shares to settle these outstanding contracts.

As of December 31, 2013, the aggregate principal balance of these notes is $2,904,736. An aggregate principal amount of $2,504,736 of these notes matured on November 30, 2013, with the remaining $400,000 balance maturing at various dates through November 2014. On September 22, 2013, the Company negotiated extensions of the maturity dates until June 1, 2015, with fourteen (14) of the note holders that hold an aggregate principal of $1,606,765 of these notes. In consideration of the extension agreements, the Company agreed to issue an aggregate 800,973 shares of its common stock with an accrued value of $64,078. As December 31, 2013, the total of outstanding 14% convertible notes is $2,904,736 of which $897,971 matured on November 30, 2013 and is in default.

As of December 31, 2013, $171,892 of the 14% convertible notes is payable to related parties.

12% Convertible Notes

Between April 2009 and November 2010, the Company issued a series of 12% notes payable to accredited investors that were scheduled to mature on November 30, 2011 and are currently in default.  The Company also issued 1,641,496 warrants to purchase common stock at an exercise price of $0.02 per share that expire at various dates through 2015. The notes are convertible into 28,282,534 shares of the Company’s common stock as of December 31, 2013.

On June 6, 2013, the Company issued 353,120 shares of its common stock valued at $21,187 in payment of $6,965 accrued interest on convertible notes payable and 750,380 shares of its common stock valued at $45,022 in payment of $15,000 of principal on a 12% convertible note payable.  The settlement of this $15,000 note payable and $6,966 of accrued interest, (combined total of $21,966) for common stock valued at $66,209 resulted in an additional interest expense of $44,243.

Other Short-Term Debt

Other short term debt is comprised of a settlement of a note payable to an accredited investor in the amount of $43,280. The Company did not make its required payments during 2013 and the balance is in default.

On August 1, 2013, the Company entered in to an unsecured loan agreement in the amount of $20,000 with a private investor. The loan matures on February 1, 2014 and bears interest at an effective rate of 20%.   The Company made a $20,000 principal payment on this note bringing the unpaid principal balance as of December 31, 2013 to zero.

The Company also issued 200,000 warrants that bear an exercise price of $0.20 and expire on August 1, 2015.The Company valued the warrants at $12,000 using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.25%; expected volatility of 623%. The value of the warrants was recorded as a loan fee that was expensed during the year ended December 31, 2013.

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

Under the terms of the August 31, 2010 note, interest at the rate of WSJ prime plus 2% is due on the note, upon default, interest is due at the maximum legal rate which is 10% in the state of Texas. The note matured on September 1, 2013, and is in default. Interest on the note through December 31, 2013, has been accrued pursuant to the terms of the note through May 6, 2012, interest upon default on May 7, 2012, has been accrued at the maximum default rate in the state of Texas which is 10%.

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

Deferred Compensation Notes

As of December 31, 2013, the Company has a balance of $279,095 payable under deferred compensation, non-interest bearing, notes to its former Chief Executive Officer and its in-house counsel. The notes matured December 31, 2012, and the notes are in default.

Revenue Participation Notes

As of December 31, 2013, the Company has an outstanding balance of $852,702 of Revenue Participation Notes comprised as follows:

2012 Revenue Participation Notes	$165,000
2013 Revenue Participation Notes - STW Resources Salt Water Remediation	302,500
2013 Revenue Participation Notes - STW Energy	182,000
2013 Convertible Revenue Participation Notes - STW Pipeline	203,202
Total revenue participation notes	$852,702

These notes are described as follows:

2012 Revenue Participation Notes

During February 2012, the Company issued to certain accredited investors (the “Investors”) revenue participation interest notes with a principal amount of $165,000 (the “March 2012 Notes”). These March 2012 Notes mature on January 31, 2017 and carry an interest rate of 12%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish and/or produced water. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received two times their investment amount and 10% of the net revenues thereafter until such time as they have received an additional $295,000 at which time the March 2012 Notes are retired in full. The Investors received warrants to purchase 165,000 shares of the Company’s common stock. These warrants have an exercise price of $0.20, are immediately exercisable and a two year maturity. The Company incurred cash fees of $16,500 which is recorded as a loan origination fee and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet and is being amortized to interest expense, and issued 16,500 warrants under the same terms as those received by the Investors. As of December 31, 2013, the Company has not generated revenue related to these revenue participating notes.

The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.33%; expected volatility of 100%. As the value of the warrants was not significant, the Company did not allocate any portion of the debt proceeds to the warrants and the value of the warrants were derivatives as of December 31, 2012.

2013 Revenue Participation Notes – STW Resources Salt Water Remediation Technology

During the nine month period ended September 30, 2013, the Company issued to ten (10) accredited investors revenue participation notes with an aggregate principal amount of $302,500. These notes mature five years from the date of issuance, and carry an interest rate of 12% and an effective interest rate of 13.5%.  Principal and interest payments shall come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish and/or produced water.  The Company will pay one-half (50%) of the Net Operating Revenues, after deducting project operational and equipment lease expenses, from the Water Processing Master Services Agreements (“MSA’s”) to all Participants generally (with each Participant’s percentage of the $302,500 investment being paid on a pro-rata basis) until such time as each Participant’s share of the $302,500 Note has been paid in full, and until such further time as an additional $302,500 has been paid to the Participants in relation to each Participant’s share of the $302,500  investment.  Thereafter, all further Revenue Fees shall cease and this Agreement shall be terminated in all respects.

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

2013 Original Issue Discount Notes with Revenue Participation Interest – STW Energy Services, LLC

During the year ended December 31, 2013, the Company issued to four (4) accredited investors revenue participation note with an aggregate principal amount of $182,000 and an original issue discount of $42,000, yielding net cash proceeds of $140,000 to the Company. These notes mature eighteen (18) months from the date of issuance and carry a stated interest rate of 6% and an effective interest rate of 9.4%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from STW Energy services contracts. The Investor shall receive the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full. The Company also issued 91,000 warrants in connection with this investment. The warrants bear an exercise price of $0.30 per share and expire on various dates through June 30, 2015.

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

The Company valued the 91,000 warrants associated with the $182,000 notes using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.25%; expected volatility of 623%. The Company estimated the value of the warrants to be $5,004 and recorded this loan discount to be amortized to interest expense over the term of the loan.

2013 Convertible Original Issue Discount Notes with Revenue Participation Interest – STW Oilfield Construction, LLC

On September 27, 2013, the Company issued to a related party accredited investor, Mr. Joshua Brooks, a convertible revenue participation notes with an aggregate principal amount of $65,804 and an original issue discount of $15,186, yielding net cash proceeds of $50,618 to the Company. This note matures eighteen (18) months from the date of issuance and carries a stated interest rate of 6% and an effective interest rate of 14%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from STW Oilfield Construction services contracts. The Investors shall receive the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full. The Company also issued 131,608 warrants in connection with this investment. The warrants bear an exercise price of $0.30 per share and expire on September 27, 2015.  The notes are convertible into 548,367 shares of the Company’s common stock. On December 6, 2013, the Company and Mr. Brooks agreed to a mutual rescission of this note and related warrants agreement. The net proceeds of $50,618 from this note were recorded as Related Party Payable – Dufrane Nuclear, a Company controlled by Mr. Joshua Brooks.

2013 Convertible Original Issue Discount Notes with Revenue Participation Interest – STW Pipeline Maintenance and Construction, LLC

During the year ended December 31, 2013, the Company issued to two (2) accredited investors convertible revenue participation notes with an aggregate principal amount of $207,115 and an original issue discount of $27,015, yielding net cash proceeds of $180,100 to the Company. These notes mature seven (7) months from the date of issuance and carry a stated interest rate of 6% and an effective interest rate of 8.1%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from STW Pipeline Maintenance &Construction services contracts. The Investors shall receive the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full. The Company also issued 414,230 warrants in connection with this investment. These two year warrants bear an exercise price of $0.30 per share.  The notes are convertible into 1,725,958 shares of the Company’s common stock.

The 6% convertible original issue discount notes with revenue participation interests (the "Notes") were issued pursuant to a private offering (the "Notes Offering"), with a maximum offering size of $207,000.  The Notes maintain an original issue discount of $27,000 and are due on or before May 18, 2014; all payments on the Notes shall come solely from the Note holder's share of the revenue participation fees, as hereinafter explained.  The Company shall pay each Note Holder out of the Company's share of the Net Operating Revenues; as such term is defined in the Note, of its STW Pipeline Maintenance & Construction, LLC ("Pipeline") subsidiary, until each Note has been paid in full.  All payments shall be made on a quarterly basis; provided however that only interest shall be paid in the first quarter and thereafter, payments shall follow the payment schedule set forth in the Notes.  If payments are not made on the schedule payment date, interest on the Notes shall increase to 18% until the Notes are paid in full.  The Notes are convertible into shares of the Company's common stock at $0.12 per share, subject to adjustment for standard anti-dilution features.  In consideration for the Notes, the Company issued 2-year warrants to purchase two shares of common stock for each one dollar of such holder's investment, at an exercise price of $0.20 per share; provided however, that the Company shall only issue an aggregate of warrants to purchase up to 414,000 shares.  The Company is required to reserve a sufficient number of shares to be able to issue all of the shares underlying the Notes if same are fully converted.  The Notes are secured by a continuing security interest in the Company's net revenues and proceeds thereof.

The Company valued the 414,230 warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.25%; expected volatility of 623%. The Company estimated the value of the warrants to be $27,153 and recorded this debt discount to be amortized to interest expense over the term of the loan agreement.

Note payable to Crown Financial, LLC, a related party

On June 26, 2013, STW Energy Services, LLC entered into a loan agreement with Crown Financial, LLC for a $1.0 million loan facility to purchase machinery and equipment for STW Energy Services. Crown Financial, LLC is a related party in that it holds a 25% non-controlling interest in STW Energy Services, LLC. The note matures on June 25, 2016, and bears interest at 15%. Commencing November 1, 2013, monthly principal and interest payments are due on the note over a thirty-three month period. The note is secured by all assets of STW Energy Services. LLC. As of December 31, 2013, the Company had drawn down $683,036 of this loan facility.

The Company issued 4,000,000 warrants in connection with this loan agreement, in lieu of a cash loan fee. These warrants have an exercise price of $0.20, are immediately exercisable and a two year maturity.  The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.25%; expected volatility of 623%. The Company estimated the value of the warrants to be $159,996 and recorded this loan fee a prepaid loan fee to be amortized to interest expense over the term of the loan.

Equipment Finance Contracts

During the year ended December 31, 2013, the Company financed the purchase of vehicles and other equipment with equipment finance contracts from various banks and finance institutions.  The contracts mature in three to five years and bear interest rates ranging from 4.7% to 8.0%. The contracts are secured by the associated equipment. As of December 31, 2013, the Company has an aggregate balance of $137,573 payable on these equipment finance contracts.

Capital lease obligation

During the year ended December 31, 2013, the Company entered into a capital lease of a modular office trailer. The lease contract calls for forty eight (48) monthly payments of $593 with a purchase option at the end of the lease. The Company determined the value of the capital lease to be $23,300 with an implicit interest rate in the lease of 10%.

For the years ended December 31, 2013 and 2012, interest expense on all notes payable described above was $1,205,338 and $655,371, respectively, which included $164,549 and $44,675, respectively, of amortization of debt discount and debt issuance costs.  There was no interest capitalized in 2013 and 2012. As of December 31, 2013 and 2012, net deferred loan costs were $185,428 and $45,667, respectively. The balance of unamortized discount at December 31, 2013 and 2012, respectively, were $107,221 and $80,735.

NOTE 6 - DERIVATIVE LIABILITIES

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

From time to time, the Company has issued notes with embedded conversion features and warrants to purchase common stock. Certain of the embedded conversion features and warrants contain price protection or anti-dilution features that result in these instruments being treated as derivatives, or there were insufficient shares to satisfy the exercise of the instruments. On July 12, 2013, the Company increased its share authorization to 250,000,000 shares and removed this $1,977,372 derivative liability due to the availability of sufficient authorized shares to settle these outstanding contracts.

Management has used the simplified Black Scholes Merton model to estimate fair value of derivative instruments. Management believes that as a result of the relatively short term nature of the warrants and convertibility features, a lattice model would not result in a materially different valuation.

During the year ended December 31, 2012, the Company used a volatility rate of 100% to value its derivative instruments. This 100% volatility rate was based on management’s estimate of volatility due to the limited trading history of the Company and the fact that it was a development stage company. During the year ended December 31, 2013, the Company computed a historical volatility of 623% using daily pricing observations for recent periods. We applied a historical volatility rate during the year ended December 31, 2013, and future periods, since the Company exited its development stage and commenced commercial operations. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants and embedded conversion features.

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

The following table presents our warrants and embedded conversion options which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of December 31, 2013 and December 31, 2012:

	For the year ended December 31, 2013	For the year ended December 31, 2012
Annual dividend yield	0%	0%
Expected life (years)	0.60– 0.47	0.50 – 3.40
Risk-free interest rate	0.11% - 0.25%	0.15% - 0.51%
Expected volatility	623%	100%

	December 31, 2013	December 31, 2012
Embedded Conversion features	$1,467,579	$962,815
Warrants	163,406	83,624
	$1,630,985	$1,046,439

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value on a recurring basis for each reporting period-end.

	For the year ended December 31, 2013	For the year ended December 31, 2012
Balance beginning	$1,046,439	$1,491
Issuance of warrants and embedded conversion features		54,197
Reclassification of derivative liability due to increased share authorization	(1,977,372)	--
Change in fair value	2,561,918	990,751
Balance ending	$1,630,985	$1,046,439

NOTE 7– RELATED PARTY TRANSACTIONS

Officers’ Compensation

During years ended December 31, 2013 and 2012, we incurred $150,000 and $102,000, respectively, in officers’ consulting fees and $24,500 in commissions during the year ended December 31, 2012, due our Director, Chairman and CEO, Mr. Stanley Weiner.  As of December 31, 2013 and December 31, 2012, the balances of $263,083, and $155,583, respectively, were payable to Mr. Weiner for his officers’ salary.

During the years ended December 31, 2013 and 2012, we incurred $150,000 and $130,000, respectively, in officers’ consulting fees due our Director and Chief Operating Officer, Mr. Lee Maddox.  As of December 31, 2013 and December 31, 2012, the balances of $170,500, and $59,500, respectively, were payable to Mr. Maddox for his officers’ salary.

During the years ended December 31, 2013 and 2012, we incurred $90,000, and $60,000, respectively, in general counsel services fees expense with Seabolt Law Group, a firm owned by our Director and General Counsel, Mr. Grant Seabolt.  As of December 31, 2013 and December 31, 2012, the balances of $121,083, and $108,866, respectively, were payable to Seabolt Law Group for these services.

During year ended December 31, 2013, we incurred $30,000 in officers’ consulting fees due our Vice President of Operations, Mr. Joshua Brooks.  As of December 31, 2013, the balance of $30,000, was payable to Mr. Brooks for his officers’ salary.

Board and Advisory Board Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.  In December 2011, the Board voted to authorize the issuance of shares in lieu of cash compensation for past services.

Per the Director Agreements, the Company compensates each of the directors through the initial grant of 200,000 shares of common stock and the payment of a cash fee equal to $1,000 plus travel expenses for each board meeting attended, and $75,000 per year as compensation for serving on our board of directors. As of December 31, 2013, the Company recorded professional fees in the accompanying consolidated statement of operations of $602,849 and made payments of $43,500 in cash and issued 5,043,750 shares of its common stock having an accrued valued $302,625.  As of December 31, 2013, the Company has accrued compensation due to its directors (both current and former) of $491,724 and as of December 31, 2012 the Company had accrued $235,000, which is calculated based upon time of service and the number of Board meetings attended and is included in accrued compensation in the accompanying consolidated balance sheet.

The Company’s advisory board was comprised of three members. Each advisory board member was granted 56,250 shares upon joining the board and 75,000 shares annually thereafter.  The advisory board was dissolved on June 12, 2013.

Other related party transactions

During the year ended December 31, 2012, the Company incurred $73,500 in fees and expenses payable to Viewpoint, which was a related party based on one of their partners being a member of the Board of Directors, and granted a warrant to purchase 566,677 shares of the Company’s common stock with an exercise price of $0.20 per share for a period of two years from the date of issuance. At December 31, 2012, the Company had a balance due Viewpoint of $202,728 recorded in accounts payable.

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

As of December 31, 2013, the Company has a $139,763 related party payable to Black Pearl Energy, LLC, a company controlled by the Company’s CEO, COO, and General Counsel.  This related party payable is comprised of cash advances of $276,804, net of $137,041 of accounts receivable.  During year ended December 31, 2013, the Company had sales of $347,550 to Black Pearl Energy, LLC, a related party.

As of December 31, 2013, the Company has a related party payable of $132,490 to Dufrane Nuclear, Inc. a company controlled by Mr. Josh Brooks, the Company’s vice president of operations.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

 Common Stock

The Company has authorized 250,000,000 shares of common stock with a par value of $0.001.  During the years ended December 31, 2013 and 2012, the Company issued common shares as follows:

Year ended December 31, 2012:

On March 20, 2012, pursuant to a debt settlement agreement, the Company issued 3,000,000 shares of its common stock to a note holder who sold these shares, and the net proceeds reduced the Company's liability to the note holder. The Company estimated the fair market value of the common stock to be $30,000 on the date of issuance (based on the closing share price on the issuance date) and recorded the amount in prepaid expenses and other current assets. The Company recorded the change in fair value of the shares still held by the note holder on each reporting date with the change in fair value being recorded as a change in fair value of shares issued to note holder within the consolidated statement of operations. The note holder sold all 3,000,000 shares for $18,626 which was used to reduce the amount of debt owed to the note holder. As of December 31, 2012, all shares held by the note holder were sold.

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

On March 23, 2012, the Board of Directors authorized the Company to issue stock for consulting services to be performed on behalf of the Company. The Board authorized the issuance of 16,950,000 shares of common stock to various consultants, of which, 5,000,000 shares are to be  issued to Mr. Stan Weiner, the Company’s Chief Executive Officer, and 10,750,000 to be issued to the other various consultants. The Company cancelled 1,200,000 of the shares that were part of the original 16,950,000 shares to be issued for consulting services to be performed.  As of December 31, 2012, all shares related to these agreements have been issued related to the services to be performed pursuant to such consulting agreements. The Company estimated the fair value of the shares to be $786,000 based on the fair value of the share price on the commitment date. The Company will record the estimated fair value to expense for such services as they are performed ratably over the term of the consulting agreements. The consulting agreements mature on various dates through April 2013. During the year ended December 31, 2012, the Company expensed $696,000 in compensation for shares issued to consultants.

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

In May 2012, the Company entered into a subscription agreement with accredited investors pursuant to which the Company sold 1,000,000 Units, each Unit consisting of one share of the Company’s common stock par value $0.001 and a warrant to purchase 0.375 shares of the Company’s common stock (the “Warrants”) for aggregate consideration of $50,000. The Warrants shall be exercisable for a period of two years from the date of issuance at an initial exercise price of $0.20. The Company incurred issuance costs of $5,000 and issued 150,000 warrants under the same terms.

The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.33%; expected volatility of 100%. As the value of the warrants is not significant, the Company did not allocate any portion of the proceeds to the warrants, however, the warrants were included in the derivative liability account at December 31, 2012 as the Company had insufficient authorized shares to settle the contract.

As of December 31, 2012, the Company has an aggregate of common stock issued and outstanding plus common stock equivalents which, if fully converted, would be in excess of the 100,000,000 authorized shares permitted by the articles of incorporation of the Company. Total common shares outstanding plus common stock equivalents (warrants and conversion features) totaled approximately 198,000,000 as of December 31, 2012. As a result, the Company has recorded substantially all common stock equivalents as a derivative liability in the accompanying consolidated balance sheet at December 31, 2012.

Year ended December 31, 2013:

On June 6, 2013, the Company issued 353,120 shares of its common stock valued at $21,187 in payment of $6,965 accrued interest on convertible note payable and 750,380 shares of its common stock valued at $45,022 in payment of $15,000 of principal on a 14% convertible note payable.  The settlement of this $15,000 note payable and $6,966 of accrued interest, (combined total of $21,966) for common stock valued at $66,209 resulted in an additional interest expense of $44,243.

Prior to the July 12, 2013, amendment to our Articles of Incorporation to increase our authorized capital from 100,000,000 shares of common stock to 250,000,000 shares of common stock (the "Amendment"), we did not have sufficient shares of authorized capital to meet all of our outstanding security obligations.  Some of these obligations required us to issue shares of common stock to our officers and directors, pursuant to the agreements we maintain with them or board approved issuances to such persons; following the Amendment, on September 16, 2013 the company issued an aggregate of 5,043,750 shares of common stock, with a value of $297,581, as follows:

Name	Amount of Shares	Triggering Event
Stanley T. Weiner	625,000	2012 Director Compensation
Manfred E. Birnbaum	625,000	2012 Director Compensation
D. Grant Seabolt, Jr.	625,000	2012 Director Compensation
Joseph I. O'Neill III	625,000	2012 Director Compensation
Audry Lee Maddox	356,250	2012 Advisory Board Compensation (156,250 shares) & Director Appointment Shares (200,000)
Dale F. Dorn	625,000	2012 Director Compensation
Paul DiFrancesco	625,000	2012 Director Compensation
Bill G. Carter	625,000	2012 Director Compensation
Steven Schachman	156,250	2012 Advisory Board Compensation
Hunter Hill	156,250	2012 Advisory Board Compensation

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

During August and October, 2013, the Company issued to four (4) accredited investors revenue participation notes with an aggregate principal amount of $182,000 and an original issue discount of $42,000, yielding net cash proceeds of $140,000 to the Company. These note mature eighteen (18) months from the date of issuance and carry stated interest rates of 6%. Principal and interest payments shall come solely from the Investors’ share of the revenue participation fees from STW Energy services contracts. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full. The Company also issued 91,000 warrants in connection with this investment. The warrants bear an exercise price of $0.30 per share and expire on various dates through June 30, 2015.

During September, 2013, the Company issued to a related party accredited investor convertible a revenue participation note with an aggregate principal amount of $65,804 and an original issue discount of $15,186, yielding net cash proceeds of $50,618 to the Company. This note matures eighteen (18) months from the date of issuance and carries stated interest rates of 6%. Principal and interest payments shall come solely from the Investors’ share of the revenue participation fees from STW Oilfield Construction services contracts. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full. The Company also issued 131,608 warrants in connection with this investment. The warrants bear an exercise price of $0.30 per share and expire on September 27, 2015.  The note is convertible into 548,347 shares of the Company’s common stock. On December 6, 2013, the Company and this investor agreed to a mutual rescission of this note and the related warrants.  The net cash proceeds of $50,418 are included in the total balance of $134,013 as Payable to Related Party, Dufrane Nuclear Shielding Inc., a company controlled by our Vice President of Operations, Mr. Joshua Brooks.

In the months of October and December 2013 seven (7) of the companies consultants were issued 6,500,000 shares in exchange for their invoice amounts due from the company.

On December 9, 2013, the Company issued 2,000,000 shares to an employee as a signing bonus under an employment contract.  The Company also issued 300,000 shares of its common stock to an employee of its subsidiary, STW Pipeline Maintenance & Construction, LLC, as an installment on a signing bonus under an employment contract with the subsidiary.

As of December 31, 2013, the Company had the following securities to acquire the Company’s common stock outstanding:

Security	Number of Underlying Common Shares	Exercise Price	Expire
Warrants issued for Professional Services	1,500,000	4.00	2014
Warrants associated with the January 14, 2009 Bridge Note	480,000	3.00	2014
Warrants associated with the acquisition of the Company's Preferred Shares outstanding	1,500,000	8.00	2014
Warrants associated with the 12% Convertible Notes	1,641,496	0.02	2014-2015
Warrants associated with 2012 Revenue Participation Notes	181,500	0.20	2014
Warrants associated with May 2012 Subscription Agreement	525,000	0.20	2014
Warrants associated with June-September 14% Convertible Notes	550,000	0.20	2014
Warrants associated with November 14% Convertible notes	2,777,500	0.20	2014
Warrants associated with 2013 Revenue Participation Notes	1,110,230	0.20 – 0.30	2015
Warrants issued to Crown Financial, LLC	4,000,000	0.20	2016
Warrants issued on $20,000 short term loan	200,000	0.20	2015
Warrants issued with November 2013 Unit Share Offering	3,875,000	0.20	2015
Sub-total of Warrants outstanding	18,340,726
Common stock associated with the 12% Convertible Notes plus accrued interest	27,765,417	0.02	2014
Common stock associated with Pipeline Convertible Revenue Participation notes	1,725,958	0.12	2015
12/31/2013 Accrued Default interest	517,118	0.02	2014-2015
Common stock associated with the 14% Convertible Notes plus accrued interest	46,114,632	0.08	2015
12/31/2013 Accrued Default interest	198,299	0.08	2014
12/31/2013 Calibre Note interest	163,968	0.08	2014
Common stock associated with November 2013 Unit Share Offering	3,875,000	0.08	2015
Common stock payable as fees	3,649,673	various	2014
Total securities	102,350,791

Warrants

A summary of the Company’s warrant activity and related information during the years ended December 31, 2013 and 2012 follows:

	Number of Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	29,803,434	$0.94
Issued	4,034,000	0.20
Exercised	-
Forfeited	-
Cancelled	-
Expired	(1,430,000)	0.50
Outstanding at December 31, 2012	32,407,434	$0.86	1.06	$32,830
Exercisable	32,407,434	$0.86	1.06	$32,8300
Outstanding at January 1, 2013	32,407,434	$0.86	1.06
Issued	9,316,838	0.21	2.0
Exercised	-
Forfeited	-
Cancelled	-
Expired	(23,383,546)	0.32
Outstanding at December 31, 2013	18,340,726	$1.21	1.07	$131,320
Exercisable	18,340,726	$0.21	1.07	$131,320

NOTE 9 – INCOME TAXES

The Company's net loss before income taxes totaled $7,032,955 and $3,598,684 for the years ended December 31, 2013 and 2012, respectively.

The total provision for income taxes, which consists solely of U.S. federal taxes, consists of the following:

	December 31, 2013	December 31, 2012

Current taxes	$—	$—
Deferred taxes	—	—
Total	$—	$—

A reconciliation of the tax on the Company's loss for the year before income taxes and total tax expense are shown below:

	Year Ended December 31,
	2013	2012
Income tax benefit at the U.S. statutory income tax	$(2,391,205)	$(1,223,553)
Change in fair value of derivative liability	871,052	336,855
Other differences	42,873	653
Changes in Valuation allowance	1,477,280	886,045
Total	$—	$—

Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the net deferred tax assets will not be realized.  Therefore, the company has recorded a full valuation allowance against the net deferred tax assets.

The components of net deferred tax assets recognized are as follows:

	December 31, 2013	December 31, 2012
Deferred noncurrent tax asset:
Net operating loss carry-forward	$2,380,000	$1,037,000
Accrued expenses	210,780	76,500
Valuation allowance	(2,590,780)	(1,113,500)
Total	$—	$—

Due to uncertainties surrounding the Company's ability to generate future U.S. taxable income to realize these assets, a full valuation allowance has been established to offset the net U.S. deferred tax asset.

The future utilization of the Company's federal net operating loss and tax credit carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future.  While the Company has not formally analyzed any NOLs to determine the maximum potential future tax benefit that might be available, the Company believes that the latest change date as defined under Section 382 occurred approximately in September 2012, and the annual limitation under Section 382 has been estimated to be approximately $120,000.The Company’s deferred tax assets have been adjusted to reflect the maximum benefit that might be available subject to this limitation.

At December 31, 2013, the Company had federal income tax net operating losses of approximately $18.4 million.  The federal net operating losses expire at various dates beginning in 2028.The Company files income tax returns in the U.S. federal jurisdiction and Texas.  Tax years 2008 forward remain open to examination for the U.S. federal jurisdiction as a result of net operating loss carryforwards. Tax years 2009 forward remain open to examination by the state taxing authority.

NOTE 10 – COMMITMENTS AND CONTINGINCIES

Lease Commitments

The Company leased its office facilities under an operating lease that commenced on October 1, 2013 and expires on September 30, 2020.  The lease calls for monthly payments of $9,750, plus payment by the Company of all operating expenses, insurance and taxes on the property.  The Company has an option until September 30, 2016, to purchase the land and building for $825,500

The Company entered into a capital lease for a mobile trailer office unit that commenced on October 16, 2013 and expires on September 16, 2017. The lease calls for forty-eight (48) monthly payments of $593, plus payment by the Company of all operating expenses, insurance and taxes on the property.  The Company has the option to purchase the property at the end of the term for zero.

Future minimum lease payments under the capital lease and operating lease as of December 31, 2013, are as follows:

Years ending December 31:	Capital Lease	Operating Lease	Totals
2014	$7,116	$117,000	$124,116
2015	7,116	117,000	124,116
2016	7,116	117,000	124,116
2017	5,930	117,000	122,930
Thereafter	--	321,750	321,750
Total minimum lease payments	27,278	789,750	817,028
Less interest	(3,978)
Capital lease obligation	23,300
Less current portion	(5,012)
Long-term capital lease obligation	$18,288

Rental expense for all property and equipment operating leases during the year ended December 31, 2013, was $78,558, including $49,308 of rental expense incurred with a related party.  Rental expense for all property and equipment operating leases during the year ended December 31, 2012, was $14,292.

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

Employment Agreements

On September 23, 2013, one of our wholly owned subsidiaries, STW Pipeline Maintenance & Construction, LLC (“Pipeline Maintenance”), entered into an Executive Employment Agreement with Adam Jennings to serve as Pipeline Maintenance's President (the "Jennings Agreement") for a term of one year, unless otherwise terminated or mutually extended.  The Company is a party to the Jennings Agreement only to the extent of the obligations it is required to perform under the Jennings Agreement.  Pursuant to the Jennings Agreement, Mr. Jennings may not accept other employment or engage in activity that may interfere with his duties under the agreement without obtaining the Company's prior written consent.  The Company also agreed to issue an aggregate of 1,200,000 shares of its common stock to Mr. Jennings as a signing bonus, to be issued in four (4) equal installments on each consecutive 90th day following Mr. Jennings employment; provided however that the first installment shall be paid within 30 days of signing the agreement and if Mr. Jennings voluntarily terminates employment before September 20, 2014, he shall return the most recently received installment of such signing bonus back to the Company.  The Company also has sole discretion to grant Mr. Jennings stock options in the Company.  Mr. Jennings is also entitled to receive 10% of Pipeline Maintenance's distributable limited liability company net profits during his employ.  The Company has sole rights to terminate Mr. Jennings' employment for cause.  The value of the first installment of the signing bonus of 300,000 shares of common stock was recorded on September 23, 2013 as fees payable in common stock.

On September 20, 2013, the Company entered into an Executive Employment Agreement with Joshua Brooks (the "Brooks Agreement"), to serve as the Company's Vice President of Operations, primarily focusing on the Company's oilfield construction, services and maintenance operations and to observe and learn the other activities that the Company is involved in including water processing.  The term of the Brooks Agreement is for a term of one year, unless otherwise terminated or mutually extended.  Pursuant to the Brooks Agreement, Mr. Brooks is entitled to an annual salary of $120,000, which shall be paid on a quarterly basis, in shares of the Company's common stock at a price per share equal to the weighted average trading value of such stock during the same quarter.   As incentive to help develop the operation and profitability of Pipeline Maintenance, Mr. Brooks is entitled to an aggregate of an additional 4,000,000 shares of the Company's common stock upon the occurrence of certain Company milestones in gross sales and/or profit.  As a signing bonus, the Company shall issue Mr. Brooks 2,000,000 shares of its common stock, which Mr. Brooks must return on a pro-rata basis, if he voluntarily resigns before March 20, 2014.  Mr. Brooks shall be entitled to bonuses and stock options, which the Company may award and grant in its sole discretion, and to the benefits offered to similarly situated executives.  The Company shall reimburse Mr. Brooks for reasonable business expenses he incurs while carrying out his duties under the Brooks Agreement, and they shall also reimburse him for use of his personal vehicle at standard mileage rates and provide him with a laptop computer and cellular phone, if needed to carry out such duties.  The Company shall indemnify Mr. Brooks to the fullest extent permitted under Nevada law.  Unless Mr. Brooks is terminated for cause by the Company, which they maintain the right to do, or as a result of disability, Mr. Brooks is entitled to certain severance as set forth in the Brooks Agreement.  Mr. Brooks maintains the right to terminate his employment at any time upon 30 days advance written notice and shall be entitled to all compensation payable up through such thirtieth day, after which all of the Company's obligations (other than indemnification and specific benefits) shall cease.  Pursuant to the Brooks Agreement, Mr. Brooks is under a 1 year non-compete/solicitation agreement.  The value of the signing bonus of $140,000 was recorded as fees payable in common stock on September 20, 2013.The Company has issued 2,000,000 shares of common stock to satisfy the obligation. As of December 31, 2013 there was no remaining obligation.

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

(1) Pursuant to the service agreement with Mr. Brooks, any amounts due on a related defaulted lease in excess of 20% of the amount of the personal guaranty, shall be the Company's obligation.  If Brooks' employment with the Company is terminated, the Company shall use its best commercial efforts to have it or a third party assume Brooks' guarantee obligations. This obligation is still outstanding as of December 31, 2013.

Contingencies

Viewpoint Securities, LLC Arbitration.  On or about July 9, 2012, the Company and Stan Weiner, the Company's chief executive officer, received a demand for arbitration with the American Arbitration Association. The demand was filed by Viewpoint Securities LLC ("VP"), who entered into that certain engagement agreement, dated March 9, 2008, as amended on March 9, 2008, November 10, 2008, January 1, 2009, February 5, 2010, and December 1, 2010, pursuant to which the Company retained VP to act as its financial and capital markets advisor regarding equity and debt introduced by VP to the Company.  The demand alleges breach of contract, breach of the covenant of good faith and fair dealings, negligence prayer for commissions and expenses incurred by VP in its efforts to provide introductions and attempt to provide financing to the Company from March 9, 2008 through February 2, 2012, the date of termination of the Agreement.  VP seeks, among other things, $216,217 and a warrant to purchase 566,667 shares of the Company's common stock.  The Company believes that it has valid defenses and intends to contest these claims vigorously.  On August 18, 2012, VP dismissed Stan Weiner from the claim with prejudice.  On February 5, 2013, the Company caused an answer to the complaint to be filed on behalf of the Company, denying the allegations and asserting, among other things, the course of business conduct, lack of FINRA status post termination and recognition of third party entitlement to amounts owed.  The arbitration has gone through the discovery phase and is set for a final hearing on February 3, 2014. A final arbitration hearing was held on February 3, 2014.   On April 1, 2014, the Arbitrator issued an Award in favor of Viewpoint for $196,727 on Viewpoint’s claim for $216,217 in fees and expenses, plus $5,541 in arbitration hearing fees and expenses; interest shall accrue at the rate of 10% per annum on any unpaid portion of the award commencing April 1, 2014.

GE Ionics, Inc. Lawsuit. On May 22, 2013, GE filed a lawsuit against STW in the Supreme Court of the State of New York, County of New York, Index No. 651832/2013 (the “GE Lawsuit”).   Although the lawsuit arises out of STW’s obligations to GE under its Settlement Agreement with GE (described more fully in Item 3 Legal Proceedings, GE Ionics Lawsuit, upon which STW owed GE $2.1 million plus interest, GE has elected to forgo suit on the settlement amount and sue STW for the original debt of $11,239,437, plus interest and attorneys’ fees (the “Original Debt”).  As such, STW filed its Answer and asserted that it is entitled to and shall pursue all of its available legal and equitable defenses to the Original Debt, inasmuch as GE has, among other things, failed to discount the Original Debt sued upon by the amounts that it recovered through re-use and re-sale of the equipment it fabricated for STW. Management has not accrued the original amount of the debt because the probability of recovery is remote.

Marcus Muller and Roy Beach Promissory Notes.  On March 2, 2012, counsel for Marcus Muller and Roy Beach sent a demand letter to the Company demanding payment on two 12% Convertible Notes by the Company to Messrs. Muller and Beach.  The notes in an original principal amount of $25,000 each, were issued on August 13 and 18, 2010 and were in a default status.  Muller and Beach’s counsel threatened to initiate Chapter 7 Involuntary Bankruptcy proceedings against the Company, but did not disclose who the necessary third debtor was who had an alleged liquidated and uncontested claim.  Since that date, the Company has settled its obligation to Muller and Beach and the related matter has been resolved; however, an issue regarding attorneys’ fees in relation to this matter is now pending.  There has been no accrual for those fees.

NOTE 11 – SEGMENT INFORMATION

We have two reportable segments, (1) water reclamation services, and (2) oil & gas services, as described herein.

Water reclamation services

The Company provides customized water reclamation services. STW’s core expertise is an understanding of water chemistry and its application to the analysis and remediation of complex water reclamation issues. STW provides a complete solution throughout all phases of a water reclamation project including analysis, design, evaluation, implementation and operations.

Oil and Gas Services

Our subsidiaries, STW Energy, STW Pipeline Maintenance & Construction, and STW Oilfield Construction Services offer a wide range of oilfield and pipeline construction, and support services. We employ qualified laborers with years of experience in the oil patch and Supervisor/Sales people with particular oil patch knowledge in the Permian and Delaware Basins of West Texas, Eastern New Mexico, and in the Eagle Ford of South Texas.

The accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). The following is a list of methodologies that we use for segment reporting that differ from our external reporting:

•	Corporate overhead is allocated among the segments based on the ratio of segment revenues to total revenues.
•	Liabilities including accounts payable, notes payable, and other liabilities are managed at the corporate level and not included in segment operations.
•	Interest expense and change in derivative liabilities are managed at the corporate level and not included in segment operations.

Segment Operations

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Water Reclamation	Oil & Gas Services	Water Reclamation	Oil & Gas Services
Revenues	$536,735	$1,408,896	$--	$--
Costs of revenues	472,978	1,202,336	--	--
Operating expenses	102,210	763,900	1,935,027	--
Non-allocable corporate overhead	--	2,603,374	--	--
Segment loss	$(38,453)	$(3,160,713)	$(1,935,027)	$--

Segment Assets

	December 31, 2013		December 31, 2012
	Water Reclamation	Oil & Gas Services	Water Reclamation	Oil & Gas Services
Current Assets	$--	$579,541	$--	$--
Fixed assets		694,219	--	--
Segment Assets	$--	$1,273,760		$--

NOTE 12 – SUBSEQUENT EVENTS

Management eveluated all activity of the Company through June 19, 2014, the date the consolidated financial statements were available to be issued and has concluded that no material subsequent events have occured that would require recognition in the financial statements or disclosures in the notes to the financial statements, except as discussed below.
Line of Credit

On March 19, 2014, we entered into a Line of Credit Agreement (the "Credit Agreement") with Black Pearl Energy, LLC ("Black Pearl"), an entity controlled by Stan Weiner and Lee Maddox, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and one of our directors: Grant Seabolt.  Pursuant to the Credit Agreement, Black Pearl issued us a $2,000,000 line of credit, approximately $1,010,000 has been advanced subsequent to December 31, 2013; the credit was issued in the form of a promissory note (the "Note").  We must pay back all advanced funds on or before August 1, 2014, although such date will be extended to September 30, 2014 if we do not receive gross proceeds of no less than $6,000,000 resulting from either or both of: (a) the consummation of one or more private placements of debt or equity securities, not including the funds received pursuant to the Credit Agreement; or (b) the filing of a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) for an initial public offering of our securities.  Interest accrues at 11% per annum.  To further induce Black Pearl to issue us the line of credit, we agreed to issue them 1,500,000 restricted shares of our common stock (after which, Black Pearl will own 1,500,000 (1%) of our common stock) and a $25,000 transaction fee to be paid on the final closing date of the credit line.

Upon an event of default, which includes nonpayment of any funds owed or bankruptcy, Black Pearl may cease making further advances to us until such default is cured; if the default is not cured, all of Black Pearl's obligations under the Agreement and the Note shall cease and terminate, and Black Pearl may: (i) declare the outstanding principal evidenced by the Note immediately due and payable; (ii) exercise any remedy provided for in the Credit Agreement; or (iii) (iv) exercise any other right or remedy available to it pursuant to the Credit Agreement or Note, or as provided at law or in equity.  Interest on the advanced funds shall increase to 18% until the default is cured.

Factoring Agreement

On January 13, 2014, we entered into an accounts receivable factoring facility (the “Factoring Facility”) with Crown Financial, LLC ("Crown"), pursuant to an Account Purchase Agreement (the “Factoring Agreement”).  The Factoring Agreement is secured through a Security Agreement between the Company, two of our subsidiaries: STW Pipeline Maintenance & Construction, LLC and STW Oilfield Construction, LLC (collectively, the "Subsidiaries") and Crown,  by all of the instruments, accounts, contracts and rights to the payment of money, all general intangibles and all equipment of the Company and the Subsidiaries.  The Factoring Facility includes a loan in the amount of $4,000,000.  Our Chief Operating Officer, Lee Maddox also personally guaranteed our full and prompt performance of all of our obligations, representations, warranties and covenants under the Factoring Agreement, pursuant to a Guaranty Agreement for and in consideration of Crown issuing us the Factoring Facility.

The Factoring Facility shall continue until terminated by either party upon 30 days written notice.  Under the terms of the Factoring Agreement, Crown may, at its sole discretion, purchase certain of the Company’s eligible accounts receivable. Upon any acquisition of an account receivable, Crown will advance to the Company up to 80% of the face amount of the account receivable (the "Purchase Price"); although Crown maintains the right to propose a change in that rate, which we can accept in writing, orally or by accepting funding based on such changed rate.  Additionally, based upon when each invoice gets paid, Crown shall pay us a rebate percentage of between 0-18% of the related invoice.  Crown will generally have full recourse against us in the event of nonpayment of any such purchased account.  Crown has the discretion to also accept a substitute invoice from us for uncollected invoices; if such substitute invoice is not accepted, we will be obligated to pay Crown the Purchase Price of such uncollected invoice plus interest at the maximum lawful interest rate per annum, minus any payments made on the invoice.

The Factoring Agreement contains covenants that are customary for agreements of this type and appoints Crown as attorney in fact for various activities associated with the purchased accounts receivable, including opening our mail, endorsing its name on related notes and payments, and filing liens against related third parties. The failure to satisfy covenants under the Factoring Agreement or the occurrence of other specified events that constitute an event of default could result in the acceleration of our repayment obligations or Crown enforcing its rights under the Security Agreement and taking possession of the collateral. The Factoring Agreement contains provisions relating to events of default that are customary for agreements of this type.

Debt Extension

During 2012, the Company issued to certain accredited investors, new 14% Convertible Notes with an aggregate principal amount of $2,380,975.  The Company also issued 566,667 warrants to the placement agent under the same terms.  These notes were due on November 30, 2013 and otherwise have the same terms as the 14% Notes the Company issued in 2011.  In light of the Company's current cash position, we recently received consent to extend the maturity date of such notes (the "Extension") from the holders of approximately 56% of the outstanding principal amount of such notes. Pursuant to the Extension, the maturity date shall be extended to June 1, 2015.  In consideration for their consent to the Extension, the Company agreed to issue each of the consenting note holders additional shares of the Company's common stock in an amount equal to one half of the original principal amount of such holder's note. The Company negotiated extensions of the maturity dates until June 1, 2015, with fourteen (14) of the note holders that hold an aggregate principal of $1,606,765 of these notes. In consideration of the extension agreements, during January 2014, the Company issued an aggregate of 733,137 shares of its common stock valued at $67,354 and is obligated to issue an additional 67,836 shares of its common stock, for a total of 800,973 shares.

14% convertible notes Paid In Kind “PIK” interest offering

As part of our effort to free up critical capital necessary to carry out our business plans and increase shareholder value, the Company has recently received consent from certain of its outstanding note holders to receive accrued interest in shares of our common stock (the "PIK Shares"), rather than in cash as required by the related note agreement.  Upon consent, the PIK Shares are being issued at the rate of $0.08 per share.  As of the date of this Report, we have agreed to issue a total of 6,004,619 PIK Shares to those note holders who have consented to receiving same.  As of June 19, 2014, we have outstanding accrued interest in the amount of $751,428 for which we are seeking consent to pay in PIK Shares, to which if we receive consent, would require us to issue an additional 3,388,229 PIK Shares. As of the end of January 2014 we had issued 5,559,617 shares of common stock to satisfy the outstanding balance of $444,769 in interest.

Unit offering of Common Shares

Between January 1, and February 10, 2014, we sold an aggregate of 1,656,250 units pursuant to a Share Purchase Agreement (the "Purchase Agreement") to ten (10) accredited investors (the "Investors"), each consisting of (a) one share of common stock and (b) one, 2 year, common stock purchase warrant to purchase one share of common stock at an exercise price of $0.20 per share, subject to adjustment (the "Warrants," collectively with the shares of common stock, the "Units").  Each Unit had a purchase price of $0.08, and the Company received an aggregate of $132,500 in gross funding in the transaction (the "Offering").

On May 28, 2014, we sold an aggregate of 2,312,500 units pursuant to a Share Purchase Agreement (the "Purchase Agreement") to four (4) accredited investors (the "Investors"), each consisting of (a) one share of common stock and (b) one, 2 year, common stock purchase warrant to purchase one share of common stock at an exercise price of $0.20 per share, subject to adjustment (the "Warrants," collectively with the shares of common stock, the "Units").  Each Unit had a purchase price of $0.08, and the Company received an aggregate of $185,000 in gross funding in the transaction (the "Offering").  One of the investors, because of additional circumstances, received an additional 100,000 warrants. Warrants in total came to 2,412,500.

The Purchase Agreements contain representations and warranties by the Company and the investors which are customary for transactions of this type such as, with respect to the Company: organization, good standing and qualification to do business; capitalization; subsidiaries, authorization and enforceability of the transaction and transaction documents; valid issuance of stock, consents being obtained or not required to consummate the transaction; litigation; compliance with securities laws; and no brokers used, and with respect to the investors: authorization, accredited investor status and investment intent.

Issuance of Common Shares to Consultants and Employees

On February 26, 2014, we issued 500,000 common shares valued at $55,000 to an investor relations consultant for services.

Conversion of 12% convertible notes payable

During January, 2014, we issued 6,824,500 shares of our common stock to two (2) accredited investors upon their conversion of $225,000 of principal and $116,225 accrued interest of the investors’ 12% convertible notes.

Conversion of 14% convertible notes payable

During January 2014 and March, 2014, a holder of $25,000 of our 14% convertible notes payable converted the note and related accrued interest into 498,106 shares of the Company’s common stock.

On May 22, 2014 the current holder of a  14% convertible note that was in default in the amount of $544,426 of principal and $197,486 of accrued interest converted into 9,273,902 shares of the Company’s common stock.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past two years, there was no disagreement of the type described in paragraph (a)(1)(iv) or any reportable event as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K that is required to be disclosed under this Item 9.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We performed an evaluation (“Evaluation”), under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation and the existence of the material weaknesses discussed below in “Management's Report on Internal Control Over Financial Reporting,” our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2013, due to the existence of the material weaknesses discussed below. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following material weaknesses that have caused management to conclude that as of December 31, 2013, our internal control over financial reporting was not effective:

1.
Management determined that we do not have written documentation of our internal control policies and procedures, which provide staff with guidance or framework for accounting and disclosing financial transactions. This deficiency could result in insufficient recording and disclosure of complex transactions.

2.
Management determined that we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions is performed by separate individuals.

3.	Management determined that we had not effectively implemented comprehensive entity-level internal controls.

4.
Management determined that the Company does not have a sufficient complement of personnel with appropriate training and experience in U.S. generally accepted accounting principles (“GAAP”) and lacks certain subject matter expertise related to accounting for income taxes, complex debt and equity transactions, and disclosures..

5.
Management determined that we did not implement financial controls that were properly designed to meet the control objectives or address all risks of the processes or the applicable assertions of the significant accounts.

6.	Management determined that due to ineffective controls over payroll processing.

7.
Management determined that its inability to file timely quarterly SEC forms 10Q and annual SEC forms 10K constitute material weaknesses in disclosure controls and internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to permanent exemptions for smaller reporting companies.  Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

Remediation Plan for Material Weaknesses

While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with GAAP, based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•
We are in the process of further enhancing our internal finance and accounting organizational structure, which includes hiring additional resources that possess relevant accounting and financial reporting expertise.

•	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

•
We engaged an outside accounting firm, Miranda & Associates, to prepare and file our payroll tax returns and establish payment terms with the Internal Revenue Service of past payroll tax liabilities. We are now paying currently all of our payroll taxes.

•
We have engaged the services of Miranda & Associates, an outside accounting firm, to provide the expertise to calculate the tax provision, complex transactions, deferred taxes, and related disclosures.

•
We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above. We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated. We expect to complete this process during our annual testing for fiscal 2014.

Management has reviewed the consolidated financial statements and underlying information included herein in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

ITEM 9B.  OTHER INFORMATION

[Not applicable]

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.

The following table and text set forth the names and ages of all directors and executive officers as of June 19, 2014.

Name	Age	Current Position
Stanley Weiner	59	Chief Executive Officer, President and Chairman
Lee Maddox	39	Director, Chief Operating Officer
Robert Miranda	61	Chief Financial Officer
D. Grant Seabolt, Jr.	59	Director, Outside Legal Counsel and Corporate Secretary
Joseph I. O’Neill	66	Director
Hon. Bill Carter	82	Director
Manfred Birnbaum	81	Director
Paul DiFrancesco	48	Director
Dale F. Dorn	69	Director
R.H. (Tibaut) Bowman	62	Director

Stanley Weiner. Mr. Weiner, a thirty (30) year veteran of the oil and gas industry, has explored, drilled and operated oil and gas properties in the United States and in South America. Previously, Mr. Weiner served as President and CEO of Molecular Solutions, LLC, and was also the founder and CEO of Weiner Investments, Inc. and American Crude Oil, Inc.

Lee Maddox. Mr. Maddox, a West Texas native, received his Bachelor of Business Administration in Marketing from Texas Tech University. Mr. Maddox has served as an Account Executive and Risk Manager for oil and gas operators and service contractors for fifteen (15) years. During his experience, he earned the designation as a Certified Risk Manager, was promoted to Vice President at Snyder Insurance Agency and received numerous awards for his leadership in sales and as a team leader with individual annual sales of $10,000,000. Mr. Maddox has been a partner and manager in several oil and gas service companies for the past five (5) years including JNC Energy, Viper Products and Services, and Black Wolf Enterprises. Mr. Maddox brings an extensive knowledge of the oilfield service business and network of contacts within the oil and gas industry.

Robert J. Miranda. Mr. Miranda has over thirty-five (35) years of professional experience, encompassing accounting, auditing, business turnaround, finance operations, and management consulting. He is knowledgeable in a wide variety of industries, such as manufacturing, oil and gas, government, real estate, aerospace and defense, automotive, consumer products, distribution, engineering and construction, financial services, healthcare, and technology in both the private and public sectors for domestic and international organizations. Since August 2007, Mr. Miranda has been the managing director of Miranda & Associates, a professional accountancy corporation that has offices in San Diego and Newport Beach, California ("Miranda Associates"). From March 2003 through October 2007, Mr. Miranda was a Global Operations Director at Jefferson Wells, where he specialized in providing Sarbanes-Oxley compliance reviews for public companies. Mr. Miranda was a national director at Deloitte & Touche where he participated in numerous audits, corporate finance transactions, mergers and acquisitions. Mr. Miranda is a licensed Certified Public Accountant and has over 35 years of experience in accounting, including experience in Sarbanes- Oxley compliance, auditing, business consulting, strategic planning and advisory services, making him a well-qualified candidate to serve as the Company's CFO. He served as Chief Financial Officer of Balqon Corporation (BLQN) from October 2008 through October 2012. He served as Chief Executive Officer and Chief Financial Officer of Victory Energy Corporation (VYEY) from May 2009 through December 2011. He served as chairman of the board and audit committee of Victory Energy Corporation from December 2011 to October 2013. He served as chief financial officer and director of Saleen Automotive, Inc. (SLNN) from November 2011 through September 2013. Mr. Miranda has a bachelor’s degree in Business Administration from the University of Southern California, a certificate from the Owner/President Management Program from the Harvard Business School and membership in the American Institute of Certified Public Accountants. He is a certified public accountant licensed in California.

D. Grant Seabolt, Jr. Mr. Seabolt also serves as our general counsel. Mr. Seabolt is an “AV” Preeminent® rated, thirty-three (33) year law practitioner with the Seabolt Law Group based in Dallas, Texas, where he advises entrepreneurs, start-ups and mature companies in business transactions, including mergers and acquisitions, capital raising, securities law and corporate finance. He also represents U.S. clients in foreign business transactions and foreign clients in the U.S. He served in the U.S. Marine Corps Reserve and attained the rank of Colonel as an International Law Specialist for Europe and Africa. He holds an LL.M in International Law with highest honors from the National Law Center of George Washington University, 1984; a J.D. from the University of Alabama, School of Law, 1979; and a B.A. in Accounting from Birmingham-Southern College, 1976. Mr. Seabolt currently serves as the Company’s Outside General Counsel and Corporate Secretary. He additionally serves on the Company’s Audit, Compliance and Compensation Committees.

Joseph I. O’Neill III. Mr. O’Neill has nearly forty (40) years of experience in the oil and gas industry. He currently serves as Managing Partner of O’Neill Properties, a highly regarded Midland, Texas, oil and gas producer. Mr. O’Neill is the former Chairman of the Board of Texas Oil & Gas Association and is a Director of the Petroleum Club of Midland. He has served on the boards of numerous industries, civic, academic, political and charitable institutions. Mr. O’Neill graduated from Notre Dame University and formerly served on the Board of Directors as well as the President of the Notre Dame Alumni Association.

The Honorable Bill Carter. The Hon. Bill Carter is a former Member of the Texas House of Representatives (1984-2003) and is former Chairman of the Texas Public Safety Committee. In addition to receiving the 1997 American Legislative Exchange Council Legislator of the Year Award, Mr. Carter has received numerous state and national awards, including Outstanding Legislator Award from the Texas Chiropractic Association, the Legislative Excellence Award from the Texas Head Injury Association, the Greater Dallas Crime Commission Crime Fighter of the Year, the Outstanding Legislator in Texas from the Texas Association of Regional Councils, and the Presidential Achievement Award from President Ronald Reagan.

Manfred Birnbaum. Mr. Birnbaum’s career in power generation and industrial business spans thirty (30) years. His experience ranges from senior management positions at Westinghouse Electric Corporation to high tech start-up operations, power plant control, and electronic manufacturing services in both domestic and international markets. He currently serves on the Board of ZBB Energy Corp., a public company engaged in the design and manufacture of energy storage solutions to the renewable energy and electric utility markets.

Paul DiFrancesco. Mr. DiFrancesco has over twenty (20) years of experience in the financial sector. From January 2012 to March 2014, Mr. DiFrancesco was a Managing Director at Ascendiant Capital, a registered broker-dealer that provides investment banking services to emerging growth companies. Prior to joining Ascendiant Capital, Mr. DiFrancesco was a Partner at Viewpoint Securities. In 2001, Mr. DiFrancesco co-founded and served as the President of Decision Capital Management, LLC. Prior to co-founding Decision Capital, Mr. DiFrancesco was Senior Managing Director of Preferred Capital Markets in San Francisco. During Mr. DiFrancesco's tenure, Preferred Capital Markets was named as one of the top 100 fastest growing private companies by Fortune several years running. In 1995, Mr. DiFrancesco joined Apodaca-Johnston Investment Group as Managing Director and as a member of the Investment Committee. In 1990, Mr. DiFrancesco joined Torrey Pines Securities, where he built and managed the trading desk.

Dale F. Dorn. Mr. Dorn brings more than forty 40 years of experience in the oil and gas industry. Most recently, he founded and serves as the CEO of Dale F. Dorn Oil & Gas Minerals, a privately held company that acquires and trades minerals, with which he has been for over ten (10) years. His previous oil and gas experience includes thirty (30) years in roles of increasing responsibility with the Forest Oil Corporation, rising from Landman to Vice President to Director and ultimately spending six (6) years as the President of Flare, Inc., Forest’s frontier exploration subsidiary. For two (2) years, Mr. Dorn worked in oil and gas investment banking, under Jim Glanville, with Lehman Brothers. He also founded Bradford Natural Gas Corp., a company that exported natural gas to Mexico.

R.H. (Tibaut) Bowman.  Mr. Bowman is an attorney and investor in San Antonio, Texas.  Mr. Bowman has been active in the practice of oil and gas law and in the oil and gas business for 40 years, previously as a partner in the firm of Gresham, Davis, Gregory, Worthy, and Moore, and, since 1993, in private practice.  Mr. Bowman is a graduate of the University of Texas (BBA- Finance ’69, JD ’72). He presently serves on the Boards and as a general counsel for two independent oil and gas exploration companies with headquarters in South Texas and operations in various states, and also on the Board of Kuper Sotheby’s International Realty.  Mr. Bowman also previously served on the Board and as general counsel for the NYSE Company Fox Photo, and has extensive experience in mergers, acquisitions, and divestures in various areas including real estate, retail, wholesale businesses, and oil & gas, in both public and private sectors.  He is the owner and Chairman of Coldwater Creek Cattle Company, a private family investment, ranching and real estate company.  Mr. Bowman has served on the Boards and/or President of numerous civic organizations, educational institutions, social clubs, and charitable organizations such as The Southwest Foundation for Biomedical Research (ex officio- President of the Argyle), The Bexar County Eagle Scout Review Board, The San Antonio Livestock Association (Lifetime Director Emeritus), The San Antonio Zoo, St. Mary’s Hall, and The Petroleum Club of San Antonio.

Involvement in Certain Legal Proceedings

To the best of the Company's knowledge, other than as set forth herein, none of the following events occurred during the past ten years that are material to an evaluation of the ability or integrity of any of our executive officers or directors:

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

    (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

    (ii) Engaging in any type of business practice; or

    (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

    (i) Any Federal or State securities or commodities law or regulation; or

    (ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

    (iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance & Board Independence

Our Board of Directors consists of nine directors and has not established a Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. However, the Board has determined that Joseph O’Neill, Hon. Bill Carter, Manfred Birnbaum, and Dale F. Dorn are independent, as such term is defined in the Marketplace Rules of The NASDAQ Stock Market.

Due to our lack of operations and size, and since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees; all functions of a nominating/governance committee  were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary.

As of October 2013, our Board of Directors has two standing committees, Audit, and Compensation. We are currently working on the related charters for these committees, as such, as of the date of this Report, we do not have a written charter for either committee.

•
Audit Committee: The audit committee selects, on behalf of our Board of Directors, an independent public accounting firm to audit our financial statements, discusses with the independent auditors their independence, reviews and discusses the audited financial statements with the independent auditors and management, and recommends to the Board of Directors whether the audited financials should be included in our Annual Reports to be filed with the SEC. The membership of the Audit Committee is comprised of Mssrs. Birnbaum, Seabolt and DiFrancesco, the latter of whom acts as Chairman of the committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Moreover, the Company believes that it has inadequate financial resources at this time to hire such an expert. Nonetheless, the Company intends to continue searching for a qualified financial expert for hire.

During the year ended December 31, 2013, the audit committee, which was formed effective October 24 2013 did not hold any meetings.

Audit Committee Report

The audit committee has reviewed and discussed the audited financial statements included within this Report with management. The audit committee has discussed with our independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61 as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The audit committee has received the written disclosures and the letter from our independent auditor required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence. Based on the foregoing review and discussion, the audit committee recommended to the board that the audited financial statements be included in our annual report on Form 10-K for fiscal year 2013.

•
Compensation Committee: The compensation committee reviews and approves (a) the annual salaries and other compensation of our executive officers, and (b) individual stock and stock option grants. The compensation committee also provides assistance and recommendations with respect to our compensation policies and practices and assists with the administration of our compensation plans. The membership of the Compensation Committee is comprised of Mssrs. Bowman, Birnbuam, Tucker and Weiner, the latter of whom acts as chairman.

During the year ended December 31, 2013, the compensation committee, which was originally formed on June 16, 2010, but recently re-aligned on October 24, 2013, held 1 meeting.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. Further, when identifying nominees to serve as director, while we do not have a policy regarding the consideration of diversity in selecting directors, our Board seeks to create a Board of Directors that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance.  We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors.  Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.  In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors is led by the Chairman who is also the Chief Executive Officer. The Board determined that in the best interest of the Company the most effective leadership structure at this time is not to separate the roles of Chairman and Chief Executive Officer. A combined structure provides the Company with a single leader who represents the company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below. Should the Board conclude otherwise, the Board will separate the roles and appoint an independent Chairman.

●
This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure, and Mr. Weiner’s continuation in the combined role of the Chairman and Chief Executive Officer is in the best interest of the stockholders.

●	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

Involvement in Certain Legal Proceedings

From time to time, we may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. We may be named as a defendant in such lawsuits and thus become subject to the attendant risk of substantial damage awards. We believe that we have adequate liability insurance coverage. There can be no assurance, however, that we will not be sued, that any such lawsuit will not exceed our insurance coverage, or that we will be able to maintain such coverage at acceptable costs and on favorable terms.

Other than the litigation matters disclosed under Item 3 above, neither we nor any of our direct or indirect subsidiaries is a party to, nor is any of our property the subject of, any legal proceedings. There are no proceedings pending in which any of our officers, directors or 5% shareholders are adverse to us or any of our subsidiaries or in which they are taking a position or have a material interest that is adverse to us or any of our subsidiaries.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires that our directors, executive officers and persons who own more than 10% of a class of our equity securities that are registered under the Exchange Act to file with the SEC initial reports of ownership and reports of changes of ownership of such registered securities.

It seems that most of the affected persons, as listed below, failed to file their Initial Statement of Beneficial Ownership on Form 3, then in light of their failure to report changes in such beneficial ownership on a Form 4, failed to file an Annual Statement of Changes in Beneficial Ownership on a Form 5 regarding such holdings and transactions that should have been so reported in the previous year. We have reminded these persons about their obligations and it is our understanding that if they have not already, they will file all beneficial ownership forms required to date in the coming weeks.

The table below accounts for the missed Form 3, Form 4 and Form 5s of each person subject to Section 16(a).

Name	# of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Mr. Weiner	3	4	3
Mr. Maddox	2	4	2	(1)
Mr. Seabolt	3	4	3	(1)
Mr. O'Neill	3	3	3
Hon. Carter	3	5	3
Mr. Birnbaum	3	3	3
Mr. DiFrancesco	4	4	4	(1)
Mr. Dorn	2	3	2
R.H. Bowman	3	4	3
Robert Miranda	1	1	1

(1) As of the date of this Report, we believe this person has filed all forms required pursuant to Section 16(a).

Code of Business Conduct, Code of Ethics and Code of Ethics for Financial Professionals

The Company has not adopted a Code of Ethics which applies to our directors, officers, employees and representatives due to the fact that we are in the developmental stage of our operations and have a limited number of employees. We intend to adopt a code of ethics during fiscal year 2014.

ITEM 11.  EXECUTIVE COMPENSATION

The following tables set forth, for each of the last two completed fiscal years of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”). The tables set forth below reflect the compensation of the Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year Ended Dec. 31	Salary ($)		Bonus ($)	Stock Award(s) ($)		Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)
(a)	(b)	(c)		(d)	(e)		(f)	(g)	(h)	(i)		(j)

Stanley Weiner(1)	2013	150,000			75,000	(12)						225,000
	2012	102,000	(6)		200,000	(6)				24,500	(15)	326,500

Lee Maddox(2)	2013	150,000			137,754	(12)						287,754
	2012	105,000	(7)		80,000	(7)				25,000	(15)	210,000

Robert Miranda (3)	2013	63.107	(8)	-	-	-	63.107
	2012	-		-	-	-	-
Joshua Brooks(4)	2013	30,000	(9)	140,000	-	-	170,000
	2012	-
Adam Jennings (5)	2013	18,461	(10)	51,000(45)			69,461
	2012	-		--

(1)	Mr. Weiner has served as our Chief Executive Officer since March 28, 2012.
(2)	Mr. Maddox has served as our Chief Operating Officer since March 28, 2012.
(3)	Mr. Miranda was appointed as our Chief Financial Officer on October 21, 2013.
(4)	Mr. Brooks was appointed Vice President of Operations, effective September 20, 2013
(5)	Mr. Jennings was appointed as the President of our wholly owned subsidiary: STW Pipeline Maintenance & Construction, LLC on September 23, 2013.
(6)	For fiscal year ended 2012, the Company paid to Mr. Weiner $70,500 and accrued the remainder of his salary.
(7)	For fiscal year ended 2012, the Company paid to Mr. Maddox $69,000 and accrued the remainder of his salary.
(8)
Mr. Miranda is serving as our CFO as part of our agreement with Miranda & Associates, an accounting corporation that serves as our accountant pursuant to an engagement agreement with us (the "Engagement Agreement").  Under the Engagement Agreement, we shall pay Miranda & Associates $50,000 for their initial work and it expected that annual amounts payable to them for Mr. Miranda's continuing CFO services will likely exceed $120,000. During the year ended December 31, 2013, we incurred $63,107 and paid $39,047 in fees with Miranda & Associates, leaving an unpaid balance of $24,060 as of December 31, 2013.

(9)
In lieu of cash payments, Mr. Brooks receives shares of the Company’s common stock at the price of the weighted average trading value over the three (3) months leading up to the end of the (3) month pay period; however, all of the Mr. Brooks' 2013 compensation was and continues to be accrued.

(10)	Mr. Jennings' salary was pro-rated based on his start date; his annual salary is set at $120,000 and therefore he is one of the Company's most highly compensated individuals.
(11)	These shares represent shares of common stock Mr. Weiner received pursuant to his Board of Director agreement.
(12)	The Company issued to Mr. Weiner and Mr. Maddox shares totaling 5,000,000 and 2,000,000, respectively, during 2012.
(13)	These shares include 356,250 shares of common stock Mr. Maddox received pursuant to his Board of Director agreement.
(14)
Pursuant to Mr. Jennings executive employment agreement, he is entitled to an aggregate of 1,200,000 shares of our common stock as a signing bonus, to be issued in four (4) equal installments on each consecutive 90th day following his start date; provided however that the first installment shall be paid within 30 days of signing the agreement and if he voluntarily terminates employment before September 20, 2014, he shall return the most recently received installment of such signing bonus back to the Company.

(15)	For fiscal year ended 2012, the Company accrued commissions in the accrued consulting fees-officer related to the Ranchland Golf Club Agreement.

Pension Benefits
Nonqualified Deferred Compensation
Retirement/Resignation Plans

As of the December 31, 2013, none of the persons included the table above are entitled to receive any pension benefits, nonqualified deferred compensation or are part of any other retirement/resignation plans.

Outstanding Equity Awards at 2013 Year-End

As of the year ended December 31, 2013, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

Independent Contractor and Executive Employment Agreements

Stanley Weiner

On March 28, 2012, the Company entered into an independent contractor agreement with Mr. Weiner whereby he served as the Chief Executive Officer until December 31, 2012 (the “Weiner Agreement I”). Under the Weiner Agreement I, he received as compensation five million (5,000,000) shares of the Company’s common stock.  Mr. Weiner received reimbursements for out-of-pocket business expenses incurred on behalf of the Company pursuant to the Maddox Agreement I. The Company could terminate the Weiner Agreement I at any time upon 60 day written notice.

Prior to the end of the employment term under the Weiner Agreement I, the Company and Mr. Weiner negotiated a new independent contract agreement. On July 1, 2012, the Company entered into an independent contractor agreement with Mr. Weiner effective July 1, 2012, whereby Mr. Weiner served as the Company’s Chief Executive Officer until December 31, 2012.  Pursuant to the Weiner Agreement II, he received $16,000 as compensation on a monthly basis. As with his earlier agreement, Mr. Weiner was also reimbursed for out-of-pocket business expenses incurred on behalf of the Company.

Subsequently on March 7, 2013, the Company entered into another independent contractor agreement with Mr. Weiner (the “Weiner Agreement III”) effective January 1, 2013, to serve as the Company’s CEO until June 30, 2013 (the “Weiner 2013 Term”). During the Weiner 2013 Term, the Company could terminate the Weiner Agreement III at any time upon 60 day written notice to Mr. Weiner. The Weiner Agreement III provided that he receive monthly compensation equal to $10,000 per month during the Weiner 2013 Term, subject to the right of the Company’s Board of Directors to revise such compensation based on changed circumstances. The Company also reimbursed Mr. Weiner for reasonable and approved out-of-pocket expenses incurred by him on behalf of the Company in the performance of his duties hereunder during the Weiner 2013 Term. Although the Weiner Agreement III is no longer active, Mr. Weiner continues to act as our CEO, and we are currently negotiating a new agreement with him.

Lee Maddox

On March 28, 2012, the Company entered into an independent contractor agreement with Mr. Maddox whereby he served as the Director of Operations until December 31, 2012 (the “Maddox Agreement I”).  Under the Maddox Agreement I, he received 2,000,000 shares of the Company’s common stock as compensation.  Mr. Maddox received reimbursements for out-of-pocket business expenses incurred on behalf of the Company pursuant to the Maddox Agreement I. The Company could terminate the Maddox Agreement I at any time upon 60 day written notice.

Prior to the end of the employment term under the Maddox Agreement I, the Company and Mr. Maddox negotiated a new independent contract agreement. On July 1, 2012, the Company entered into an independent contractor agreement (the “Maddox Agreement II”), pursuant to which Maddox would serve as the Chief Operating Officer until December 31, 2012. Under the Maddox Agreement, the Company could terminate the Maddox Agreement at any time upon 60 day written notice to Maddox. The Maddox Agreement also provided that Maddox receive monthly compensation equal to $15,000 per month during the term, subject to the right of the Company’s Board of Directors to revise such compensation based on changed circumstances. Under the Maddox Agreement, the Company could terminate the Maddox Agreement at any time upon 60 day written notice to Maddox.

On January 1, 2013, The Company entered in to an independent contractor agreement with Maddox (the “Maddox Agreement III”) whereby he served as the Director of Operations until June 30, 2013.  Pursuant to the Maddox Agreement III, he received $10,000 on a monthly basis.  The Company could terminate the Maddox Agreement III at any time upon 60 day written notice.  Subsequent to the end of the term, Mr. Maddox continued serving as the Director of Operations until the following agreement was negotiated.

Joshua Brooks

On September 20, 2013, the Company entered into an employment Agreement with Joshua Brooks (the “Brooks Agreement”), pursuant to which Mr. Brooks would serve as the Vice President of Operations through September 20, 2014.  Under the Brooks Agreement, Mr. Brooks receives a salary of $120,000 per year, which is paid in shares of the Company’s common stock at the price of the weighted average trading value over the three (3) months leading up to the end of the (3) month pay period. As a signing bonus, Mr. Brooks received two million (2,000,000) shares of common stock.  He is eligible to receive incentive bonuses based upon the achievement of performance benchmarks set forth in the Brooks Agreement.  Under the Brooks Agreement, the Company reimburses Mr. Brooks for reasonable business expenses incurred by him on behalf of the Company in the performance of his duties The Company may terminate Mr. Brooks’ employment for cause as provided in the Brooks Agreement.

Robert Miranda

We maintain an agreement with Miranda & Associates, to provide management oversight services of a qualified CFO and provide related professional accounting and advisory services, as we request (the "Accounting Agreement") through the filing of this Report.  Pursuant to the Accounting Agreement, Robert Miranda agreed to serve as our Chief Financial Officer, until he is terminated through disability, death or earlier terminated for cause or upon 30 days written notice by either party.  Robert Miranda is the President of Miranda & Associates.  Under the Accounting Agreement, we shall pay Miranda & Associates approximately $50,000 for all of the work they agreed to provide to us, including Mr. Miranda's service as CFO.

On March 14, 2014, we entered into an Addendum to the Accounting Agreement in light of the amount of additional time and expense Miranda and Associates spent helping us prepare and file our periodic reports over the past year.  Pursuant to the Addendum, we agreed to issue to Robert Miranda 721,750 shares of our common stock that represents $57,740 value of their services.  Additionally, we agreed that they shall bill us on a bi-weekly basis for all fees incurred as a result of their services in connection with the closing of our financial statements, management of the independent audit, and preparation of this Report, each of which shall be due within 30 days of the date issued.  We further agreed to indemnify Mr. Miranda, individually, and Miranda & Associates, from any liabilities that may arise from his services as Chief Financial Officer of our company, including our failure to timely file and pay approximately $430,000 of federal payroll tax liabilities.

Adam Jennings

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

Compensation of Directors

Per the Director Agreements, the Company compensates each of the directors through the initial grant of 200,000 shares of common stock and the payment of a cash fee equal to $1,000 plus travel expenses for each board meeting attended, and $75,000 per year as compensation for serving on our board of directors.

As of December 31, 2013, the Company has accrued compensation due to its directors (both current and former) of $491,724, which is calculated based upon time of service and the number of Board meetings attended.

The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2013, to each of the following named directors.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Paul DiFrancesco	75,000
Bill Carter	75,000
Joseph O’Neill	75,000
Manfred Birnbaum	75,000
Dale Dorn	75,000
D. Grant Seabolt	75,000			-	-	-	-	75,000
R.H. Bowman	1,090,500	(1)

(1) Mr. Bowman received 1,088,000 shares for the services he provided to us a Board member from December 2010 until he voluntarily resigned in August 2011.  Mr. Bowman was re-appointed as a director on October 24, 2013; accordingly, he was only entitled to two months of the director's annual salary of $75,000.  Mr. Bowman verbally agreed to defer all of his compensation until such time as our cash position improves.

Indemnification Agreements
We entered into indemnification agreements with each of our directors pursuant to which we have agreed to indemnify such party to the full extent permitted by law, subject to certain exceptions, if such party becomes subject to an action because such party is our director.

We entered into an indemnification agreement with our Chief Financial Officer, Robert Miranda and his accounting firm, Miranda & Associates, in relation to all actions taken while Mr. Miranda has served as CFO of the Company, including any potential liability to federal and state tax authorities due to our failure to file and pay federal and state payroll tax trust funds on a timely basis.

Compensation Policies and Practices as they Relate to Risk Management

We believe that our compensation policies and practices do not encourage excessive or unnecessary risk-taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us.  The design of our compensation policies and practices encourages our employees to remain focused on both our short- and long-term goals.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of June 19, 2014 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of June 19, 2014.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of June 19, 2014 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

As of June 19, 2014 we had 151,118,930 shares of common stock issued and outstanding.  Unless otherwise indicated, the business address of each person listed is in care of the Company at its corporate address. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)

Common Stock	Stanley Weiner	20,860,930	(2)	14%
Common Stock	Paul DiFrancesco	9,194,480		6%
Common Stock	Joseph O’Neill	7,706,818		5%
Common Stock	Hon. Bill Carter	8,274,818		5%
Common Stock	Manfred Birnbaum	3,876,818		3%
Common Stock	D. Grant Seabolt, Jr.	3,443,618	(3)	2%
Common Stock	Dale F. Dorn	5,024,466		3%
Common Stock	Lee Maddox	3,056,818	(4)	2%
Common Stock	R.H. Bowman	4,011,083		3%
Common Stock	Robert Miranda	721,750	(5)	*
Common Stock	Joshua Brooks	4,416,250		3%
Common Stock	All Directors and Officers as a Group (10 Persons)	71,487,740		47%
Common Stock	Adam Jennings	900,000	(6)	*

(1)  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.
(2)  Includes 5,000,000 shares received pursuant to our consulting agreement with Mr. Weiner.
(3) Includes 1,000,000 shares received pursuant to our consulting agreement with Mr. Seabolt.
(4) Includes 2,000,000 shares received pursuant to our consulting agreement with Mr. Maddox.
(5) As the President of Miranda & Associates, A PC, Mr. Miranda beneficially owns the 721,750 shares of our common stock we issued to him as per our agreement with Miranda & Associates.
(6) As a name executive officer included in Item 11, we are required to include Mr. Brooks and Mr. Jennings in this table.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:
2010 Stock Option and Award Incentive Plan	0	n/a	n/a
Plans not approved by shareholders:	0	n/a	n/a

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions

Other than the relationships and transactions discussed below, we are not a party to, nor are we proposed to be a party, to any transaction since the beginning of the fiscal year ending December 31, 2013 involving an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which a related person, as such term is defined by Item 404 of Regulation S-K, had or will have a direct or indirect material interest.

Transactions with Officers and Directors

During 2012, Stan Weiner, Chief Executive Officer, and Lee Maddox, Chief Operating Officer, earned commissions totaling $49,500 related to the Ranchland Hills Golf Club contract.

As of January 2012, the Company maintains an investment banking agreement with Ascendiant Capital Markets LLC, a FINRA & SIPC member firm (“Ascendiant”), over which one of our directors (Mr. DiFrancesco) was Managing Director, which entitles Ascendiant to cash commissions and warrant coverage for financings they place for us.  As of the date of this Report, pursuant to this agreement, we have paid Ascendiant approximately $50,000 in cash, but no warrants have been issued or accrued. Ascendiant has waived commissions for transactions with all officers, directors, insiders, all other individuals, (accredited or not) and if a fee is not attainable as determined by an institutional investor. Institutional investors are not waived but fees are limited to the acceptance of the investor. There are no accrued balances for fees, commissions, warrants or common stock. Ascendiant Capital Partners, LLC has been issued 1,000,000 shares pursuant to a consulting agreement the Company maintains with them. In March 2014, Mr. DiFrancesco resigned from all of his positions with Ascendiant.

We maintain a convertible note, with a current balance of approximately $139,000 with our CEO.

The Seabolt Law Group, which serves as our General Counsel, is owned by one of our Directors: Mr. Grant Seabolt.  As of the date of this Report, we have an outstanding balance of $4,179 payable to Seabolt Law Group for their services as our General Counsel.

On September 24, 2013, the Company entered into a service agreement with one of its executive officers pursuant to which the officer agreed to provide a personal guaranty to lenders and/or suppliers from which the Company's subsidiary, STW Oilfield Construction, LLC ("Oilfield Construction"), seeks to rent or purchase equipment, as specified in each agreement.  In consideration for the personal guaranty, the Company agreed to issue to the officer that number of shares of its common stock, valued at $0.12 per share, as is equal to the amount of the guaranty (the "Guaranty Shares").  The value of the 382,000 shares of common stock was recorded on September 24, 2013, as fees payable in common stock. The Company maintains the right to terminate these service agreements at any time with written notice.  The term of the agreement/guaranty is for 6 months.  The following table provides salient information about this service agreement:

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

On September 26, 2013, Oilfield Construction entered into an accounts receivable factoring facility (the “Factoring Facility”) with Mr. Joshua Brooks, the Company's Vice President of Operations, pursuant to a Loan Agreement (the “Factoring Agreement”), which shall not be deemed an account purchase agreement pursuant to the Texas Finance Code.  The Factoring Facility includes a loan in the amount of $225,000.  The Factoring Facility shall continue until terminated by either party upon 30 days written notice.  The Factoring Facility is secured by a security interest in substantially all of Oilfield Construction's assets pursuant to the terms of a Security Agreement. Under the terms of the Factoring Agreement, Joshua Brooks may, at his sole discretion, purchase certain of the Company’s eligible accounts receivable. Upon any acquisition of an account receivable, Brooks will advance to Oilfield Construction up to 80% of the face amount of the account receivable; provided however, that based upon when each invoice gets paid, Mr. Brooks shall pay Oilfield Construction a rebate percentage of between 0-18.5% of the related invoice. Each account receivable purchased by Mr. Brooks will be subject to a factoring fee of 1.5% of the gross face amount of such purchased account for each 30 day period (or part thereof) the purchased account remains unpaid. Mr. Brooks will generally have full recourse against Oilfield Construction in the event of nonpayment of any such purchased account.

The Factoring Agreement contains covenants that are customary for agreements of this type and appoints Joshua Brooks as attorney in fact for various activities associated with the purchased accounts receivable, including opening Oilfield Construction's mail, endorsing its name on related notes and payments, and filing liens against related third parties. The failure to satisfy covenants under the Factoring Agreement or the occurrence of other specified events that constitute an event of default could result in the acceleration of the repayment obligations of Oilfield Construction or Mr. Brooks enforcing its rights under the Security Agreement and take possession of the collateral. The Factoring Agreement contains provisions relating to events of default that are customary for agreements of this type.

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

As of December 31, 2013, the Company has a related party payable of $132,490 to Dufrane Nuclear, Inc. a company controlled by Mr. Josh Brooks, the Company’s vice president of operations.

On January 13, 2014, we entered into an accounts receivable factoring facility (the “Factoring Facility”) with Crown Financial, LLC ("Crown"), pursuant to an Account Purchase Agreement (the “Factoring Agreement”).  Crown maintains a 25% non-controlling interest in our subsidiary: STW Energy Services, LLC. The Factoring Agreement is secured through a Security Agreement between the Company, two of our subsidiaries: STW Pipeline Maintenance & Construction, LLC and STW Oilfield Construction, LLC (collectively, the "Subsidiaries") and Crown,  by all of the instruments, accounts, contracts and rights to the payment of money, all general intangibles and all equipment of the Company and the Subsidiaries.  The Factoring Facility includes a loan in the amount of $4,000,000.  Our Chief Operating Officer, Lee Maddox also personally guaranteed our full and prompt performance of all of our obligations, representations, warranties and covenants under the Factoring Agreement, pursuant to a Guaranty Agreement for and in consideration of Crown issuing us the Factoring Facility.

The Factoring Facility shall continue until terminated by either party upon 30 days written notice.  Under the terms of the Factoring Agreement, Crown may, at its sole discretion, purchase certain of the Company’s eligible accounts receivable. Upon any acquisition of an account receivable, Crown will advance to the Company up to 80% of the face amount of the account receivable (the "Purchase Price"); although Crown maintains the right to propose a change in that rate, which we can accept in writing, orally or by accepting funding based on such changed rate.  Additionally, based upon when each invoice gets paid, Crown shall pay us a rebate percentage of between 0-18% of the related invoice.  Crown will generally have full recourse against us in the event of nonpayment of any such purchased account.  Crown has the discretion to also accept a substitute invoice from us for uncollected invoices; if such substitute invoice is not accepted, we will be obligated to pay Crown the Purchase Price of such uncollected invoice plus interest at the maximum lawful interest rate per annum, minus any payments made on the invoice.

The Factoring Agreement contains covenants that are customary for agreements of this type and appoints Crown as attorney in fact for various activities associated with the purchased accounts receivable, including opening our mail, endorsing its name on related notes and payments, and filing liens against related third parties. The failure to satisfy covenants under the Factoring Agreement or the occurrence of other specified events that constitute an event of default could result in the acceleration of our repayment obligations or Crown enforcing its rights under the Security Agreement and taking possession of the collateral. The Factoring Agreement contains provisions relating to events of default that are customary for agreements of this type.

Transactions with Black Pearl

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

On March 19, 2014, we entered into a Line of Credit Agreement (the "Credit Agreement") with Black Pearl Energy, LLC ("Black Pearl"), an entity controlled by Stan Weiner and Lee Maddox, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and one of our directors: Grant Seabolt.  Pursuant to the Credit Agreement, Black Pearl issued us a $2,000,000 line of credit, approximately $1,010,000 of which has already been advanced to us; the credit was issued in the form of a promissory note (the "Note").  We must pay back all advanced funds on or before August 1, 2014, although such date will be extended to September 30, 2014 if we do not receive gross proceeds of no less than $6,000,000 resulting from either or both of: (a) the consummation of one or more private placements of debt or equity securities, not including the funds received pursuant to the Credit Agreement; or (b) the filing of a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) for an initial public offering of our securities.  Interest accrues at 11% per annum.  To further induce Black Pearl to issue us the line of credit, we agreed to issue them 1,500,000 restricted shares of our common stock (after which, Black Pearl will own 1,500,000 (1%) of our common stock) and a $25,000 transaction fee to be paid on the final closing date of the credit line.

Upon an event of default, which includes nonpayment of any funds owed or bankruptcy, Black Pearl may cease making further advances to us until such default is cured; if the default is not cured, all of Black Pearl's obligations under the Agreement and the Note shall cease and terminate, and Black Pearl may: (i) declare the outstanding principal evidenced by the Note immediately due and payable; (ii) exercise any remedy provided for in the Credit Agreement; or (iii) (iv) exercise any other right or remedy available to it pursuant to the Credit Agreement or Note, or as provided at law or in equity.  Interest on the advanced funds shall increase to 18% until the default is cured.

As of December 31, 2013, the Company has a $139,763 related party payable to Black Pearl Energy, LLC, a company controlled by the Company’s CEO, COO, and General Counsel.  These related party payable is comprised of cash advances of $245,377, net of $137,041 of accounts receivable.  During year ended December 31, 2013, the Company, had sales of $332,860 to Black Pearl Energy, LLC, a related party.

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

Director Independence

Although we are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent, the Board determined that Joseph O’Neill, Hon. Bill Carter, Manfred Birnbaum, and Dale F. Dorn are independent, as such term is defined in the Marketplace Rules of The NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2013 and 2012, by Marcum LLP our new principal accountant for 2013.

	2013	2012
Audit Fees	$100,000	$0
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$100,000	$0

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2013 and 2012, by KMJ Corbin and Company LLP our principal accountant for 2012.

	2013	2012
Audit Fees	$65,800	$78,100
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$65,800	$78,100

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — this category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — this category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — this category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2013 were pre-approved by the entire Board of Directors.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Order Confirming the Second Amended Plan of Reorganization of Woozyfly, Inc.	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 19, 2010.
2.2	Agreement and Plan of Merger for proposed merger between Woozyfly, Inc. Merger Sub, and STW Resources, Inc. dated January 17, 2010	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 26, 2010.
3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the Securities and Exchange Commission on September 26, 2006.
3.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to the Registrant’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on September 4, 2008.
3.3	Certificate of Amendment to the Articles of Incorporation – March 1, 2010	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 2, 2010.
3.4	Articles of Merger between STW Acquisition, Inc. and STW Resources, Inc.	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 19, 2010.
3.5	Articles of Merger filed with the State of Nevada on March 3, 2010	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2010.
4.1	Form of 12% Convertible Note dated August 31, 2010	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 16, 2010.
4.2	Form of Warrant dated August 31, 2010	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 16, 2010.
4.3	Form of Promissory Note dated August 31, 2010	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 22, 2010.
4.4	Form of Warrant for December 2010 Financing	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 10, 2010.
4.5	Extension of Note, by and between STW Resources Holding Corp. and GE Ionics, Inc., dated October 28, 2011	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 3, 2011.
4.6	Amended and Restated Note effective October 1, 2011 in favor of GE Ionics, Inc.	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 3, 2011.
4.7	Form of November 2011 Warrant	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 23, 2011.
4.8	Note Exchange Form of New Note	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 10, 2012.
4.9	Note Exchange Form of New Warrant	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 10, 2012.
4.10	Form of May 2012 Warrant	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 11, 2012.
4.11	Form of November 2012 14% Convertible Note	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 3, 2012.
4.12	Form of November 2012 Warrant	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 3, 2012.
4.13	Form of April 30 2013 Revenue Participation Warrant	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 7, 2013
4.14	Note of STW Energy Services, LLC in name of Crown Financial, LLC dated June 26, 2013,	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 16, 2013.
4.15	Form of 6% Convertible Original Issue Discount Notes with Revenue Participation Interests	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
4.16	Form of Warrant	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
4.17	Form of 6% Convertible Original Issue Discount Notes with Revenue Participation Interests	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 25, 2013.
4.18	Form of Warrant	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 25, 2013.
10.1	Form of securities Purchase Agreement dated August 31, 2010	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2010.
10.2	Form of Escrow Agreement by and between the Company, Viewpoint, and TD Bank, N.A. dated March 31, 2010	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 16, 2010.
10.4	Form of Settlement Agreement by and between STW Resources Holding Corp and GE Ionics, Inc., dated August 31, 2010	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 22, 2010.
10.5	Form of Subscription Agreement for December 2010 Financing	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 10, 2010.
10.6	Letter of Intent dated April 17, 2011	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 26, 2011.
10.7	Amendments to Settlement Agreement dated October 30, 2011, by and between STW Resources Holding Corp. and GE Ionics, Inc.	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 3, 2011.
10.8	Form of November 2011 Subscription Agreement	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 23, 2011.
10.9	Note Exchange Cover Letter	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 10, 2012.
10.10	Note exchange Subscription Agreement Form	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 10, 2012.
10.11	Master Note Agreement with Revenue Participation Subscription Package	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 10, 2012.
10.12	Form of May 2012 Subscription Agreement	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 11, 2012.
10.13	Form of November 2012 Subscription Agreement	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 3, 2012.
10.14	Form of April 30, 2013 Revenue Participation Agreement	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 7, 2013
10.15	Form of April 30, 2013 Revenue Participation Subscription Agreement	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 7, 2013
10.16	Loan Agreement, dated June 26, 2013, by and between STW Energy Services, LLC and Crown Financial, LLC	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 16, 2013.
10.17	Security Agreement, dated June 26, 2013, by and between STW Energy Services, LLC and Crown Financial, LLC	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 16, 2013.
10.18	Guaranty, dated June 26, 2013 by STW Resources Holding Corp. in favor of Crown Financial, LLC	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 16, 2013.
10.19	Account Purchase Agreement, effective June 26, 2013, by and between STW Energy Services, LLC and Crown Financial, LLC	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 16, 2013.
10.20	Executive Employment Agreement with Joshua Brooks	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
10.21	Employment Agreement between STW Pipeline Maintenance & Construction, LLC and Adam Jennings	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
10.22	Form of Service Agreement with Joshua Brooks	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
10.23	Form of Service Agreement with Lee Maddox	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
10.24	Rescission Agreement between the Company and Black Pearl Energy, LLC dated October 14, 2013	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
10.25	Form of Guaranty Agreement between the Company and Joshua C. Brooks	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
10.26	Form of Loan Agreement between STW Oilfield Construction, LLC and Joshua Brooks	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
10.27	Form of Account Purchase Agreement between STW Oilfield Construction, LLC and Joshua Brooks	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
10.28	Form of Escrow Agreement between the Company and Seabolt Law Group	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
10.29	Form of Security Agreement STW Oilfield Construction, LLC and Joshua Brooks	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
10.30	Form of Engagement Agreement with Miranda & Associates, LLC, including the Addendum	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
10.31	Form of Board of Directors Appointment Agreement	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
10.32	Form of Share Purchase Agreement	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 25, 2013.
10.34	Form of Account Purchase Agreement between the Company and Crown Financial, LLC	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2014.
10.35	Form of Security Agreement between the Company, STW Pipeline Maintenance & Construction, LLC, STW Oilfield Construction, LLC and Crown Financial, LLC	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2014.
10.36	Form of Security Agreement between the Company, STW Pipeline Maintenance & Construction, LLC, STW Oilfield Construction, LLC and Crown Financial, LLC	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2014.
10.37	Form of Line of Credit Agreement between the Company and Black Pearl Energy, LLC	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2014.
10.38	Form of Note	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2014.
10.39	Form of Addendum to Agreement with Miranda & Associates, PCA	Filed Herewith
10.40	Form of Securities Purchase Agreement	Filed Herewith
10.41	Form of Warrant	Filed Herewith
10.42	Form of Escrow Agreement	Filed Herewith
16.1	Letter from Weaver & Martin LLC	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 5, 2010.
16.2	Letter from Weaver and Tidwell, LLP	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2012.
16.3	Letter from KMJ Corbin & Company LLP	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 31, 2013.
20.1	Letter to Shareholders dated November 14, 2013	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 24, 2013
21.1	List of Subsidiaries	Filed as part of this Report.
31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed as part of this Report.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as part of this Report.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STW Resources Holding Corp.
June 19, 2014	By: Stanley Weiner
Stanley Weiner, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
Stanley Weiner Stanley Weiner	Chief Executive Officer, President, [Director], principal executive officer	June 19, 2014

Robert Miranda Robert Miranda	CFO	June 19, 2014

Lee Maddox Lee Maddox	Director	June 19, 2014

D. Grant Seabolt D. Grant Seabolt	Director	June 19, 2014

Joseph I. O'Neill Joseph I. O'Neill	Director	June 19, 2014

Hon. Bill Carter Hon. Bill Carter	Director	June 19, 2014

Manfred Birnbaum Manfred Birnbaum	Director	June 19, 2014

Paul DiFrancesco Paul DiFrancesco	Director	June 19, 2014

Dale F. Dorn Dale F. Dorn	Director	June 19, 2014

R.H. (Tibaut) Bowman R.H. (Tibaut) Bowman	Director	June 19, 2014