Form 10-Q
period 2014-03-31
STW RESOURCES HOLDING CORP.
filed 2014-09-18
CIK 1357838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

⁭	TRANSITION REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to _____

STW RESOURCES HOLDING CORP

(Exact Name of Registrant as Specified in Charter)

Nevada	222-51430	26-1945743
(State or Other Jurisdiction of Incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)
3424 South County Road 1192 Midland, Texas 79706		(432) 686-7777
(Address of Principal Executive Offices)		(Registrant’s Telephone Number)
(Former name and address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File  required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of September 17, 2014, there were 166,046,296 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

-i-

STW Resources Holding Corp
PART I
ITEM 1. FINANCIAL STATEMENTS

STW Resources Holding Corp
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current Assets
Cash	$315,801	$17,301
Accounts receivable, trade, net	1,429,611	532,910
Prepaid expenses and other current assets	37,079	33,370
Total Current Assets	1,782,491	583,581
Long Term Assets
Property and equipment, net	841,353	746,638
Other assets
Deposits	14,000	--
Deferred loan costs, net of $124,512 and $102,435 accumulated amortization	163,350	185,428
TOTAL ASSETS	$2,801,194	$1,515,647

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$80,552	$30,468
Accounts Payable	1,814,374	1,256,043
Payable to related parties:
Black Pearl Energy, LLC	665,429	139,763
Dufrane Nuclear, Inc.	278,243	132,490
Crown Financial, LLC	83,904	--
Accrued consulting fees – related parties	637,166	584,666
Current portion of notes payable, net of discounts, $958,689 and $854,928 payable to related parties, respectively	4,222,897	4,668,492
Sales and payroll taxes payable	1,319,533	350,074
Accrued expenses and interest	1,456,914	1,839,439
Accrued compensation	393,595	285,190
Accrued board compensation	660,474	491,724
Fees payable in common stock	473,226	231,897
Stock subscriptions payable	290,000	310,000
Derivative liability	671,343	1,630,985
Total Current Liabilities	13,047,650	11,951,231
Notes payable, net of discount and current portion	2,904,592	2,623,009
Total Liabilities	15,952,242	14,574,240
Commitments and contingencies (Note 8)
Stockholders' Deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	--	--
Common stock; $0.001 par value; 250,000,000 shares authorized, 129,025,461 and 111,255,849 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	129,026	111,256
Additional paid in capital	13,575,936	11,231,418
Accumulated deficit	(26,768,517)	(24,355,343)
Total Stockholders' Deficit of STW Resources	(13,063,555)	(13,012,669)
Non-controlling interest in subsidiary	(87,493)	(45,924)
Total Stockholders’ Deficit	(13,151,048)	(13,058,593)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,801,194	$1,515,647

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statements of Operations

For the three month periods ended March 31, 2014 and 2013 (Unaudited)
	For the three month periods ended
	March 31, 2014	March 31, 2013
Revenues:
Water treatment services	$--	$541,000
Energy and Construction Services revenues	3,560,787	--
Related party services revenues	39,992	--
Net revenues	3,600,779	541,000

Costs of Revenues	3,181,242	459,634

Gross Profit	419,537	81,366

Operating expenses
Research and development	95,490	--
Sales and marketing	172,508	--
General and administrative	2,129,269	606,764
Depreciation	52,684	--
Total operating expenses	2,449,951	606,764

Loss from operations	(2,030,414)	(525,398)

Other Income (Expense)
Interest expense, $42,719 and $6,016 from related parties, respectively	(437,602)	(347,877)
Change in fair value of derivative liability	13,273	(2,174,554)
Net Loss	$(2,454,743)	$(3,047,829)
Less: share of net loss of subsidiary attributable to non-controlling interest	(41,569)	--
Net Loss of STW Resources Holding Corp.	$(2,413,174)	$(3,047,829)
Net loss per common share	$(0.02)	$(0.03)
Weighted average shares outstanding – basic and diluted	123,229,209	96,308,599

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
For the three months ended March 31, 2014

	Common Stock $0.001 Par		Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest	Stockholders’ Deficit
	Number	Amount

Balance, December 31, 2013	111,255,849	$111,256	$11,231,418	$(24,355,343)	$(45,924)	$(13,058,593)
Shares issued upon conversion of notes payable and accrued interest	7,320,608	7,321	653,363			660,684
Shares issued upon extension of maturity dates on notes payable	733,137	733	66,621			67,354
Shares issued upon conversion of PIK accrued interest	5,559,617	5,560	505,209			510,769
Shares issued for consulting fees	1,500,000	1,500	143,500			145,000
Proceeds from sale of common stock	781,250	781	61,719			62,500
Shares issued for common stock payable	1,875,000	1,875	148,125			150,000
Value of derivative associated with converted notes payable			715,981			715,981
Value of conversion feature of JMJ convertible note			50,000			50,000
Net loss for the period				(2,413,174)	(41,569)	(2,454,743)
Balance, March 31, 2014	129,025,461	$129,026	$13,575,936	$(26,768,517)	$(87,493)	$(13,151,048)

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consoidated Statements of Cash Flows (Unaudited)
For the three month periods ended March 31, 2014 and 2013

	Three Month Periods Ended March 31:
	2014	2013
Cash flows from operating activities
Net loss	$(2,413,174)	$(3,047,829)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	52,684	--
Share of net loss of subsidiary attributable to non-controlling interest	(41,569)	--
Change in derivative liability	(13,273)	2,174,554
Value of derivative liability associated with converted notes payable	(272,980)	--
Financing cost of JMJ note payable	42,592	--
Amortization of discount and debt issuance costs	43,801	28,788
Share based compensation	423,683	210,000
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(896,702)	--
(Increase) Decrease in prepaid expenses and other current assets	(3,709)	68,313
Increase (Decrease) in accounts payable	558,331	80,639
Increase (Decrease) in sales and payroll taxes payable	969,460	--
Increase (Decrease) in accrued expenses and interest	530,134	322,822
Increase (Decrease) in accrued compensation	108,405	108,046
Increase (Decrease) in accrued board compensation	168,750	141,812
Increase (Decrease) in deferred revenue	--	(97,346)
Net cash used in operating activities	(743,567)	(10,201)
Cash flows from investing activities
Purchased of equipment, net of equipment loans	(43,643)	--
Deposits	(14,000)	--
Net cash used in investing activities	(57,643)	--
Cash flows from financing activities
Bank overdraft	50,084	16,660
Increase (Decrease) in stock subscriptions payable	130,000	--
Accounts payable – related parties	837,824	(58,829)
Principal payments of notes payable	(60,698)	(20,000)
Proceeds from notes payable	80,000	12,500
Proceeds from issuance of common stock	62,500	--
Net cash provided by (used in) financing activities	1,099,710	(49,669)
Net increase (decrease) in cash	298,500	(59,870)
Cash at beginning of period	17,301	59,870
Cash at end of period	$315,801	$-

(Continued)

STW Resources Holding Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three month periods ended March 31, 2014 and 2013

Supplemental cash flow information:
Cash paid for interest	$11,402	$2,100
Cash paid for income taxes	$--	$--

Non-cash investing and financing activities:
Fees payable in common stock	423,683	$210,000
Related party note payable for Black Wolf investment		$420,000
Value of shares issued to consultants	$145,000	$--
Value of shares issued in connection with extension of notes payable	$67,354	$--
Value of shares issued in payment of accrued PIK interest	$510,769	$--
Value of shares issued upon conversion of notes payable and accrued interest	$660,684	$--
Value of conversion feature of JMJ convertible note payable	$50,000
Subscriptions payable	$150,000	$--

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Month Periods Ended March 31, 2014 and 2013

NOTE 1 – NATURE OF THE BUSINESS AND SIGNIFICANTACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements of STW Resources Holding Corp (“STW,” “we,” “us, “our” and “our Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Accordingly, the unaudited condensed financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2014, or for any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K for such year as filed on June 20, 2014. .  The December 31, 2013 consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for such year as filed on June 20, 2014.

History of the Company

STW Resources Holding Corp. (“STW”) or the “Company”, f/k/a Woozyfly Inc. and STW Global Inc.) is a corporation formed to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas.  STW has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana and the Appalachian Basin of Pennsylvania and West Virginia.  STW, in conjunction with energy producers, operators, various state agencies and legislators, is working to create an efficient and economical solution to this complex problem.  The Company is also evaluating the deployment of similar technology in the municipal wastewater industry.

The Company’s operations are located in the United States of America and the principal executive offices are located at 3424 South County Road 1192, Midland, Texas 79706.

Consolidation policy

The condensed consolidated financial statements for the three months ended March 31, 2014, include the accounts of the Company and its wholly owned subsidiaries: STW Resources, Inc., STW Oilfield Construction LLC, STW Pipeline Maintenance Construction, LLC, and its 75% owned subsidiary STW Energy, LLC. The condensed consolidated financial statements as of March 31, 2013 are solely for STW Resources Holding Corp as the subsidiaries noted above were  not established until the quarterly period ended June 30, 2013. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company also consolidates any variable interest entities (VIEs), of which it is the primary beneficiary, as defined. The Company does not have any VIEs that need to be consolidated at this time. When the Company does not have a controlling interest in an entity, but exerts a significant influence over the entity, the Company would apply the equity method of accounting.

Reclassifications

Certain reclassifications were made to the prior period consolidated financial statements to conform to the current period presentation. There was no change to the previously reported net loss.

Non-Controlling interest

On June 25, 2013, the Company invested in a 75% limited liability company (“LLC”) interest in STW Energy Services, LLC (“STW Energy”). The non-controlling interest in STW Energy is held by Crown Financial, LLC, a Texas Limited Liability Company (“Crown” or “Crown Financial”). As of December 31, 2013, $2,500 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in STW Energy, with a net loss attributable to non-controlling interests of $48,424 for the year ended December 31, 2013. During the three month period ended March 31, 2014, the net loss attributable to the non-controlling interest of $41,569 was incurred. As of March 31, 2014, the net deficit interest in the subsidiary held by the non-controlling interest is $87,493.

Going Concern

The Company’s condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $26,768,517 as of March 31, 2014, and as of that date was delinquent in payment of $1,319,533 of sales, payroll taxes, and penalties. As of March 31, 2014, $3,361,553 of notes payable is in default. Since its inception in January 2008, management has raised equity and debt financing of approximately $12,000,000 to fund operations and provide working capital.  The cash resources of the Company are insufficient to meet its planned business objectives without additional financing.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond.  These steps include (a) raising additional capital and/or obtaining financing; (b) executing contracts with oil and gas operators and municipal utility districts; and (c) controlling overhead and expenses.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2014, the Company had $315,801 of cash on hand; however, the Company raised $1,029,000 of equity from the issuance of 5,875,000 of its common shares during the period April 1, 2014 through September 17, 2014, to sustain its operations.  Management expects that the current funds on hand will be sufficient to continue operations for the next six months. Management is currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate our business.  No assurance can be given that any future financing will be available or, if available, and that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts consists primarily of receivables from oil & gas services fees. Management determines the allowance for doubtful accounts based on historical losses and current economic conditions. On a continuing basis, management analyzes delinquent receivables, and once these receivables are determined to be uncollectible, they are written off either against an existing allowance account or as a direct charge to the condensed consolidated statement of operations.  As of March 31, 2014 and December 31, 2013, respectively, the Company has determined that an allowance for doubtful accounts is required, but has determined it to be immaterial.

Loan Discounts

The Company amortizes loan discounts under the effective interest method.

Concentration of Credit Risk

A financial instrument that potentially subjects the Company to concentration of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner per institution. At March 31, 2014, there were no account balance per institution that would have exceeded the $250,000 insurance limit.

The Company anticipates entering into long-term, fixed-price contracts for its services with select oil and gas producers and municipal utilities.  The Company will control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures.

As of March 31, 2014, three vendors accounted for 19%, 11% and 6% of total accounts payable.  During the three months ended March 31, 2014, one vendor accounted for 70% of total purchases.   During the three months ended March 31, 2014, three vendors totaled 80% of purchases.  During the three months ended March 31, 2013, one vendor accounted for 100% of total purchases.

As of March 31, 2014, three customers accounted for 36%, 7% and 6% of accounts receivable. During the three months ended March 31, 2014, three customers accounted for 29%, 28% and 19% of net revenues.  During the three months ended March 31, 2013, one customer accounted for 100% of total revenues.

Fair Value of Financial Instruments

 “Fair value” is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

We determine the fair value of our financial instruments based on a three-level hierarchy for fair value measurements under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s use of assumptions to external and internal information. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

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

Management has used the simplified Black Scholes model to estimate fair value of derivative instruments. Management believes that as a result of the relatively short term nature of the warrants and convertibility features, a lattice model would not result in a materially different valuation.

The following table presents certain financial instruments measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2014 and December 31, 2013.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability at March 31, 2014	$--	$--	$671,343	$671,343
December 31, 2013	$--	$--	$1,630,985	$1,630,985

Accounting for Derivatives Liabilities

The Company evaluates stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. Financial instruments classified as a derivative instrument is marked-to-market at each balance sheet date and recorded as an asset or liability with the change in fair value adjusted through the statement of operations. In the event that the fair value is recorded as an asset or liability, the change in fair value is recorded in the statement of operations as other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification to a liability account at the fair value of the instrument on the reclassification date.

Certain of the Company’s embedded conversion features on debt and price protection features on outstanding common stock warrants are treated as derivatives for accounting purposes. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset or liability. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market.  The Company estimates the fair value of these warrants and embedded conversion features as derivative liabilities contracts using Black-Scholes (see Note 5).

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

The Company had no such asset impairments during the three months ended March 31, 2014 or for the year ended December 31, 2013.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services under development will continue. Either of these could result in future impairment of long-lived assets.

Revenue Recognition

During the year ended December 31, 2013, the Company entered into Master Services Agreements (“MSA”) with several major oil & gas companies. These MSAs contract the Company to provide a range of oil & gas support services including oilfield site construction and maintenance, pipeline maintenance, oil rig cleaning, site preparation, energy support services, and other oil & gas support services.  The Company bills these customers pursuant to purchase orders issued under the MSAs. The revenues billed include hourly labor fees and equipment usage fees. The Company recognized revenues from these contracts as the services are performed under the customer purchase orders and no further performance obligations exist, generally in the form of a customer approval. During the three months ended March 31, 2014, the Company recognized $3,600,779 of revenues from these services contracts, of which $39,992 were revenues from related parties.

Business Segments

The Company has three reportable segments, (1) water reclamation services, and (2) oil & gas services. Segment information is reported in Note 9.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.   The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company established a valuation allowance based upon the potential likelihood of realizing the deferred tax asset in the future. Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any reduction in the valuation allowance will be included in income in the year of the change in estimate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively.

Common Stock and Common Stock Warrants Issued to Employees

The Company uses the fair value recognition provision of ASC 718, “Stock Compensation,” which requires the Company to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Scholes option pricing model to calculate the fair value of any equity instruments on the grant date.

At March 31, 2014 and December 31, 2013, the Company had no grants of employee common stock options or warrants outstanding.

Loss per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted net loss per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. Diluted net loss per share is the same as basic net loss per share due to the lack of dilutive items. As of March 31, 2014 and December 31, 2013, the Company had 75,016,169 and 102,350,791 dilutive shares outstanding, respectively, which have been excluded as their effect is anti-dilutive.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized on the straight-line method over the following estimated useful lives:

Computer equipment and software                    3 years
Furniture                                                                3 years
Machinery                                                             3-5 years

Stock Subscriptions Payable

During the quarter ended March 31, 2014, the Company received stock subscriptions and $192,500 of proceeds from a unit offering of its common stock in consideration of 2,406,250 shares of its common stock. During the first quarter of 2014, $150,000, or 1,875,000 shares, of the December 31, 2013 subscription payable and $62,500, or 781,250 shares, of the first quarter subscription were issued. The remaining balance was $290,000, or 1,750,000 shares.

Fees Payable in Common Stock

During the quarter ended March 31, 2014, the Company agreed to issue an aggregate of 2,000,000 shares of its common stock in payment performance bonus and a loan guaranty valued at an aggregate of $210,000. During the quarter ended March 31, 2014, the Company paid part of its December 31, 2014 balance in the amount of $118,683, or 2,183,458 shares. This left a remaining balance of $473,226, or 5,700,191 shares.

Recently Issued Accounting Standards

Recent accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Comprehensive Income or Loss

The Company does not have any components of other comprehensive income (loss) as defined. For the three month periods ended March 31, 2014 and 2013, comprehensive income (loss) consists only of net loss and, therefore, a Statement of Comprehensive Loss has not been included in these condensed consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Office furniture and equipment	$34,688	$16,838
Tools and yard equipment	7,902	2,302
Vehicles and construction equipment	922,222	798,273
Total, cost	964,812	817,413
Accumulated Depreciation and Amortization	(123,459)	(70,775)
Plant and Equipment, Net	$841,353	$746,638

Depreciation expense for the three month periods ended March 31, 2014 and 2013 is $52,684 and zero, respectively.

NOTE 3 – RECEIVABLE FROM FACTOR, NET OF UNAPPLIED CUSTOMER CREDITS

Accounts Purchase Agreement – Crown Financial, LLC

On June 21 2013, STW Energy Services, LLC (“STW Energy”) entered into an accounts purchase facility with Crown Financial, LLC, pursuant to an Account Purchase Agreement (the “Accounts Purchase Agreement”), pursuant to the Texas Finance Code.

The Accounts Purchase Agreement shall continue until terminated by either party upon 30 days written notice.  The Accounts Purchase Agreement is secured by a security interest in substantially all of STW Energy’s assets pursuant to the terms of a Security Agreement. Under the terms of the Accounts Purchase Agreement, Crown Financial may, at its sole discretion, purchase certain of the STW Energy’s eligible accounts receivable. Upon any acquisition of an account receivable, Crown will advance to STW Energy up to 80% of the face amount of the account receivable; provided however, that based upon when each invoice gets paid, Crown shall pay STW Energy a rebate percentage of between 0-18.5% of the related invoice. Each account receivable purchased by Crown will be subject to a discount fee of 1.5% of the gross face amount of such purchased account for each 30 day period (or part thereof) the purchased account remains unpaid. Crown will generally have full recourse against STW Energy in the event of nonpayment of any such purchased account. As of March 31, 2014 and December 31, 2013, respectively, there were no accounts receivable subject to recourse due to nonpayment of the purchased accounts.

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

NOTE 4 – NOTES PAYABLE

The Company’s notes payable at March 31, 2014 and December 31, 2013, consisted of the following:

	March 31,	December 31,
Name	2014	2013

14% Convertible Notes	$2,870,943	$2,904,736
12% Convertible Notes	100,000	375,000
Other Short-term Debt	43,280	43,280
Short term note - MKM	30,000	--
Convertible note – JMJ Financial	55,556	--
GE Note	2,100,000	2,100,000
Deferred Compensation Notes	279,095	279,095
Revenue Participation Notes	852,702	852,702
Crown Financial note	786,797	683,036
Equipment finance contracts	131,670	137,573
Capital lease obligation	18,502	23,300
Unamortized debt discount	(141,056)	(107,221)
Total Debt	7,127,489	7,291,501
Less: Current Portion	(4,222,897)	(4,668,492)
Total Long Term Debt	$2,904,592	$2,623,009

14% Convertible Notes

Between November 2011 and September 2012, the Company issued a series of 14% convertible notes payable to accredited investors.  The Company also issued 20,167,871 two year warrants to purchase common stock at an exercise price of $0.20 per share.  These notes are convertible into 41,734,038 shares of the Company’s common stock.

The Company valued the warrants and the embedded conversion feature at inception using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.17%-0.33%; expected volatility of 100%. The estimated fair value of the warrants was $81,656 and the embedded conversion feature was $35,546 at issuance and was recorded as a derivative liability at such time in the accompanying consolidated balance sheets. The warrants and embedded conversion feature are included in the derivative liabilities account each reporting period as the Company has insufficient authorized shares to settle outstanding contracts (see Note 5). On July 12, 2013, the Company increased its share authorization to 250,000,000 shares, adjusted the gain or loss on the change in fair value through the statement of operations and then reclassified this derivative liability equity due to the availability of sufficient authorized shares to settle these outstanding contracts.

As of March 31, 2014 and December 31, 2013, the aggregate principal balances of these notes are $2,870,943 and $2,904,736, respectively. During the three month period ended March 31, 2014, the Company converted principal of $33,793 and accrued interest of $5,632 (total of $39,425) in exchange for 496,108 shares of the Company’s common stock. The value of the stock issued was $46,479 resulting in additional interest expense of $7,054 upon the conversion of convertible debt. As March 31, 2014, the total of outstanding 14% convertible notes is $2,870,943, of which $839,178 matured on November 30, 2013 and is in default, however,  as of September 17, 2014, none of the note holders have declared the notes in default.

As of March 31, 2014 and December 31, 2013, $171,892 of the 14% convertible notes is payable to related parties.

12% Convertible Notes

Between April 2009 and November 2010, the Company issued a series of 12% notes payable to accredited investors that matured on November 30, 2011 and are currently in default.  The Company also issued 1,641,496 warrants to purchase common stock at an exercise price of $0.02 per share that expire at various dates through 2015. The notes are convertible into 28,282,534 shares of the Company’s common stock.

During the three months ended March 31, 2014, the Company issued 6,824,500 shares of its common stock valued at $614,205 in payment of $225,000 of principal and $116,225 accrued interest (total of $341,225). The conversion of these notes payable and accrued interest for common stock resulted in a non-cash charge of $272,980 to the derivative liability upon the conversion of convertible debt.

Other Short-Term Debt

Other short term debt is comprised of a note payable to an accredited investor in the amount of $43,280. The Company did not make its required payments during 2013 or 2014 and the balance is in default.

On January 1, 2014, the Company issued a $30,000 short term note from an investor, MKM Capital. The note bears interest at 8% and matures on January 1, 2015.  The balance of the note payable as of March 31, 2014, is $30,000.

Convertible note payable with original issue discount

On March 19, 2014, the Company issued a $500,000 convertible note to JMJ Financial, an accredited private investor.  The note bears interest at 6% and matures on March 19, 2016. The note is convertible under a variable conversion price formula that is based on the lesser of $0.11 per share of 60% of the lowest trade price in the 25 trading days previous to the conversion date. The note bears a $50,000 original issue discount which would yield $450,000 of net cash proceeds to the Company.  As of March 31, 2014, the Company has drawn $50,000 cash proceeds from this note. The $50,000 cash draw plus the applicable pro-rata original issue discount results in a gross note payable balance of $55,556. The value of the conversion feature of this note, accounted for as a liability, was determined under the Black-Scholes pricing model to be $92,592 as of the date of issuance, of which $42,592 was recorded as a financing cost in the condensed consolidated statement of operations and $50,000 was recorded as a loan discount.  The conversion feature and the original issue discount have been recorded as a loan discount of $55,556 that will be amortized as interest expense over the term of the note under the effective interest method. The effective interest rate of this note was determined to be 25.7%.

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

Under the terms of the August 31, 2010 note, interest at the rate of WSJ prime plus 2% is due on the note, upon default, interest is due at the maximum legal rate which is 10% in the state of Texas. The note matured on September 1, 2013, and is in default. Interest on the note through March 31, 2014 and December 31, 2013, has been accrued pursuant to the terms of the note through May 6, 2012, interest upon default on May 7, 2012, has been accrued at the maximum default rate in the state of Texas which is 10%.

As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the GE Note.

On May 22, 2013, GE filed a lawsuit against STW in the Supreme Court of the State of New York, County of New York, Index No. 651832/2013 (the “GE Lawsuit”).  Although the lawsuit arises out of STW’s obligations to GE under its Settlement Agreement with GE (upon which STW owed GE $2.1 million plus interest, GE has elected to forgo suit on the settlement amount and sue STW for the original debt of $11,239,437, plus interest and attorneys’ fees (the “Original Debt”).  As such, STW filed its Answer and, asserted that it is entitled to and shall pursue all of its available legal and equitable defenses to the Original Debt, inasmuch as GE has, among other things, failed to discount the Original Debt sued upon by the amounts that it recovered through re-use and re-sale of the equipment it fabricated for STW. Management has not accrued the original amount of the debt because the probability of recovery is remote.  (See Note 8)

Deferred Compensation Notes

As of March 31, 2014, and December 31, 2013, the Company has a balance of $279,095 payable under deferred compensation, non-interest bearing, notes to its former Chief Executive Officer and its in house counsel. The notes matured December 31, 2012, and the notes are in default.

Revenue Participation Notes

As of March 31, 2014 and December 31, 2013, the Company has an outstanding balance of $852,702 of Revenue Participation Notes comprised as follows:

2012 Revenue Participation Notes	$165,000
2013 Revenue Participation Notes - STW Resources Salt Water Remediation	302,500
2013 Revenue Participation Notes - STW Energy	182,000
2013 Convertible Revenue Participation Notes - STW Pipeline	203,202
Total revenue participation notes	$852,702

These notes are more fully described in the notes to the consolidated financial statements for the year ended December 31, 2013 which was included in the Company’s Form 10-K as filed with the SEC on June 20, 2014.

Note payable to Crown Financial, LLC, and a related party

On June 26, 2013, STW Energy Services, LLC entered into a loan agreement with Crown Financial, LLC for a $1.0 million loan facility to purchase machinery and equipment for STW Energy Services. Crown Financial, LLC is a related party in that it holds a 25% non-controlling interest in our subsidiary: STW Energy Services, LLC. The note matures on June 25, 2016, and bears interest at 15%. Commencing November 1, 2013, monthly principal and interest payments are due on the note over a thirty-three month period. The note is secured by all assets of STW Energy Services. LLC. As of March 31, 2014 and December 31, 2013, the Company had drawn down $786,797 and $683,036, respectively, of this loan facility.

In lieu of a cash loan fee, the Company issued 4,000,000 warrants in connection with this loan agreement. These warrants have an exercise price of $0.20, are immediately exercisable and have a two year maturity.  The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.25%; expected volatility of 623%. The Company estimated the value of the warrants to be $159,996 and recorded this loan fee as a deferred loan cost to be amortized to interest expense over the term of the loan.  Related party interest expense for this loan was $36,703 for the three months ended March 31, 2014 and none for the three months ended March 31, 2013.

Equipment Finance Contracts

During 2013, the Company financed the purchase of vehicles and other equipment with equipment finance contracts from various banks and finance institutions.  The contracts mature in three to five years and bear interest rates ranging from 4.7% to 8.0%. The contracts are secured by the associated equipment. As of March 31, 2014 and December 31, 2013, respectively, the Company has an aggregate balance of $131,670 and $137,573 payable on these equipment finance contracts.

Capital lease obligation

During 2013, the Company entered into a capital lease of a modular office trailer. The lease contract calls for forty eight (48) monthly payments of $593 with a purchase option at the end of the lease. The Company determined the value of the capital lease to be $23,300 with an implicit interest rate in the lease of 10%. As of March 31, 2014 and December 31, 2013, the principal balance on this capital lease is $18,502 and $23,300, respectively.

For the three month periods ended March 31, 2014 and 2013, interest expense on all notes payable described above was $437,602 and $347,877, respectively, which included $43,801 and $28,788, respectively, of amortization of debt discount and debt issuance costs.  There was no interest capitalized in 2014 or 2013.

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

From time to time, the Company has issued notes with embedded conversion features and warrants to purchase common stock. Certain of the embedded conversion features and warrants contain price protection or anti-dilution features that result in these instruments being treated as derivatives, or there were insufficient shares to satisfy the exercise of the instruments. On July 12, 2013, the Company increased its share authorization to 250,000,000 shares and removed this derivative liability associated with the 14% convertible notes due to the availability of sufficient authorized shares to settle these outstanding contracts.

Management has used the simplified Black Scholes model to estimate fair value of derivative instruments. Management believes that as a result of the relatively short term nature of the warrants and convertibility features, a lattice model would not result in a materially different valuation.

During 2013, the Company computed a historical volatility of 623% using daily pricing observations for recent periods. We applied a historical volatility rate during the year ended December 31, 2013, and future periods, since the Company exited its development stage and commenced commercial operations. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants and embedded conversion features.

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

The following table presents our warrants and embedded conversion options which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of March 31, 2014 and December 31, 2013:

	For the three months ended March 31, 2014	For the year ended December 31, 2013
Annual dividend yield	0%	0%
Expected life (years)	0.00– 0.50	0.00 – 0.60
Risk-free interest rate	0.11% - 0.25%	0.11% - 0.25%
Expected volatility	623%	623%

	March 31, 2014	December 31, 2013
Embedded Conversion features	$510,121	$1,467,579
Warrants	161,222	163,406
	$671,343	$1,630,985

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value on a recurring basis for each reporting period-end.

	For the three months ended March 31, 2014	For the year ended December 31, 2013
Balance beginning	$1,630,985	$1,046,439
Change in derivative liability due to increased share authorization	--	(1,977,372)
Value of derivative liability associated with JMJ note payable	42,592
Value of derivative liability attributable to conversion of notes payable and accrued interest	(715,981)	--
Change in derivative liability associated with conversion of notes payable and accrued interest	(272,980)
Change in fair value	(13,273)	2,561,918
Balance ending	$671,343	$1,630,985

The reduction in fair value of the derivative liability is largely attributable to the effect on the derivative liability from the payment of $50,000 of notes and the conversion of $225,000 of notes, and related accrued interest.

NOTE 6 – RELATED PARTY TRANSACTIONS

Officers’ Compensation

During three month periods ended March 31, 2014 and 2013, we incurred $37,500 and $37,500, respectively, in officers’ compensation due our Director, Chairman and CEO, Mr. Stanley Weiner.  As of March 31, 2014 and December 31, 2013, the balances of $300,583 and $263,083, respectively, were payable to Mr. Weiner for his officers’ salary.

During three month periods ended March 31, 2014 and 2013, we incurred $37,500 and $37,500, respectively, in officers’ compensation due our Director and Chief Operating Officer, Mr. Lee Maddox.  As of March 31, 2014 and December 31, 2013, the balances of $208,000 and $170,500, respectively, were payable to Mr. Maddox for his officers’ salary.

During three month periods ended March 31, 2014 and 2013, we incurred $22,500 and $22,500, respectively, in general counsel services fees expense with Seabolt Law Group, a firm owned by our Director and General Counsel, Mr. Grant Seabolt.  As of March 31, 2014 and December 31, 2013, the balances of $128,583 and $121,083, respectively, were payable to Seabolt Law Group for these services.

During three month periods ended March 31, 2014 and 2013, we incurred $148,598 and none, respectively, in CFO, audit preparation, tax, and SEC compliance services fees expense with Miranda & Associates, a Professional Accountancy Corporation, a firm owned by our Chief Financial Officer, Mr. Robert J. Miranda.  As of March 31, 2014 and December 31, 2013, the balances of $102,651 and $24,060, respectively, were payable to Miranda & Associates for these services.

During three month periods ended March 31, 2014 and 2013, we incurred $30,000 and none, respectively, in officers’ consulting fees due to our Vice President of Operations, Mr. Joshua Brooks.  During the three month period ended March 31, 2014, we also incurred with Mr. Joshua Brooks a performance bonus comprised of 2.0 million shares of the Company’s common stock valued at $120,000. As of March 31, 2014 and December 31, 2013, the balance of $60,000 and $30,000, was payable to Mr. Brooks for his officers’ salary. Under the terms of his employment agreement, Mr. Brooks is paid in common stock in lieu of cash compensation. These stock awards are accrued as fees payable in common stock the awards are vested.

During three month periods ended March 31, 2014 and 2013, we incurred $50,000 and none, respectively, in officers’ salary due to the President of our wholly-owned subsidiary, STW Pipeline Maintenance & Construction, LLC. Mr. Adam Jennings.  During the three month period ended March 31, 2014, we incurred with Mr. Adam Jennings a signing bonus comprised of 300,000 shares of the Company’s common stock valued at $21,000.  As of March 31, 2014 and December 31, 2013, the balance of $48,000 and $21,000, was payable to Mr. Jennings for the value of signing bonuses due under his employment agreement. These stock awards are accrued as fees payable in common stock the awards are vested.

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
For the three months ended March 31, 2014 and 2013, the Company recorded board of director fees of $168,750 and $141,812, respectively.  As of March 31, 2014 and December 31, 2013, the Company has accrued compensation due to its directors (both current and former) of 660,474 and $491,724, respectively.

As of March 31, 2014 and December 31, 2013, the Company has $665,429 and $139,763, respectively, of related party payables to Black Pearl Energy, LLC, a company controlled by the Company’s CEO, COO, and General Counsel.  During three months ended March 31, 2014 and 2013, the Company, had sales of $39,992 and none, respectively, to Black Pearl Energy, LLC, a related party.

As of March 31, 2014 and December 31, 2013, the Company has a related party payable of $278,243 and $132,490, respectively, to Dufrane Nuclear, Inc. a company controlled by Mr. Joshua Brooks, the Company’s vice president of operations.

Line of credit with Black Pearl Energy, LLC

On March 19, 2014, we entered into a Line of Credit Agreement (the "Credit Agreement") with Black Pearl Energy, LLC ("Black Pearl"), an entity controlled by Stan Weiner and Lee Maddox, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and one of our directors: Grant Seabolt.  Pursuant to the Credit Agreement, Black Pearl issued us a $2,000,000 line of credit, of which $749,334 has been advanced as of March 31, 2014. The credit was issued in the form of a promissory note (the "Note").  We must pay back all advanced funds on or before August 1, 2014, although such date will be extended to September 30, 2014 if we do not receive gross proceeds of no less than $6,000,000 resulting from either or both of: (a) the consummation of one or more private placements of debt or equity securities, not including the funds received pursuant to the Credit Agreement; or (b) the filing of a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) for an initial public offering of our securities.  Interest accrues at 11% per annum.  To further induce Black Pearl to issue us the line of credit, we agreed to issue them 1,000,000 restricted shares of our common stock (after which, Black Pearl will own 1,500,000 (1%) of our common stock) and a $25,000 transaction fee to be paid on the final closing date of the credit line.

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

Factoring Agreement with Crown Financial, LLC

On January 13, 2014, we entered into an accounts receivable factoring facility (the “Factoring Facility”) with Crown Financial, LLC ("Crown"), pursuant to an Account Purchase Agreement (the “Factoring Agreement”).  The Factoring Agreement is secured through a Security Agreement between the Company, two of our subsidiaries: STW Pipeline Maintenance & Construction, LLC and STW Oilfield Construction, LLC (collectively, the "Subsidiaries") and Crown,  by all of the instruments, accounts, contracts and rights to the payment of money, all general intangibles and all equipment of the Company and the Subsidiaries.  The Factoring Facility includes a loan in the amount of $4,000,000.  Although our former Chief Operating Officer, Lee Maddox, personally guaranteed our full and prompt performance of all of our obligations, representations, warranties and covenants under the Factoring Agreement, pursuant to a Guaranty Agreement for and in consideration of Crown issuing us the Factoring Facility, such guaranty was terminated when Mr. Maddox resigned as our COO in July 2014, pursuant to the terms of the related Termination Agreement.

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

The Factoring Agreement contains covenants that are customary for agreements of this type and appoints Crown as attorney in fact for various activities associated with the purchased accounts receivable, including opening our mail, endorsing our name on related notes and payments, and filing liens against related third parties. The failure to satisfy covenants under the Factoring Agreement or the occurrence of other specified events that constitute an event of default could result in the acceleration of our repayment obligations or Crown enforcing its rights under the Security Agreement and taking possession of the collateral. The Factoring Agreement contains provisions relating to events of default that are customary for agreements of this type.

Service Agreement

On September 24, 2013, the Company entered into a service agreement with one of its executive officers pursuant to which the officer agreed to provide a personal guaranty to lenders and/or suppliers from which the Company's subsidiary, STW Oilfield Construction, LLC ("Oilfield Construction"), seeks to rent or purchase equipment, as specified in each agreement.  In consideration for the personal guaranty, the Company agreed to issue to the officer that number of shares of its common stock, valued at $0.12 per share, as is equal to the amount of the guaranty (the "Guaranty Shares").  The value of the 382,000 shares of common stock was recorded on September 24, 2013, as fees payable in common stock. The Company maintains the right to terminate these service agreements at any time with written notice.  The term of the agreement/guaranty is for 6 months.  The following table provides salient information about this service agreement.

Name and Title	Date of Agreement	Amount of Personal Guaranty		Guaranty Shares
Joshua Brooks, Vice President of Operations	September 24, 2013	$45,800	(1)	382,000

(1) Pursuant to the service agreement with Mr. Brooks, any amounts due on a related defaulted lease in excess of 20% of the amount of the personal guaranty, shall be the Company's obligation.  If Brooks' employment with the Company is terminated, the Company shall use its best commercial efforts to have it or a third party assume Brooks' guarantee obligations.

NOTE 7 – STOCKHOLDERS' DEFICIT
Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. However, as of the date of this Report, no such shares are issued or outstanding and the Company does not currently have any plans to issue shares of such stock.

Common Stock

The Company has authorized 250,000,000 shares of common stock with a par value of $0.001.  During the three months ended March 31, 2014 and 2013, the Company issued common shares as follows:

During January, 2014, the Company issued an aggregate of 5,559,617 shares of its common stock valued at $510,769 in payment of accrued paid-in-kind (“PIK”) interest to twelve (12) investors.

During January, 2014, the Company issued an aggregate of 733,137 shares of its common stock to twelve (12) investors valued at $67,354 in consideration of the extension the maturity date to June 1, 2015, of 14% convertible notes that originally matured on November 30, 2013.

During January, 2014, the Company issued an aggregate of 7,320,608 shares of its common stock valued at $660,684 upon the conversion of a 14% convertible note and two 12% convertible notes (see Note 4).

During January and February, 2014, the Company issued 1,500,000 shares of its common stock valued at $145,000 to consultants for services rendered.

During March 2014, the Company issued 1,875,000 shares of its common stock to an investor that had subscribed and paid $150,000 for his shares on November 15, 2013. This subscription of shares was previously reported as Stock Subscriptions Payable as of December 31, 2013.

During March 2014, the Company issued 781,250 shares of its common stock in consideration of $62,500 cash proceeds realized from the sale of stock to accredited investors at $0.08 per share.

As of March 31, 2014, the Company had the following securities outstanding which gives the holder the right to acquire the Company’s common stock outstanding:

	Number of
	Underlying
	Common	Exercise
Security	Shares	Price	Expire
Warrants associated with the 12% Convertible Notes	1,641,496	0.02	2014-2015

Warrants associated with May 2012 Subscription Agreement	525,000	0.20	2014

Warrants associated with June-September 14% Convertible Notes	550,000	0.20	2014

Warrants associated with November 14% Convertible notes	2,777,500	0.20	2014
Warrants associated with 2013 Revenue Participation Notes	1,110,230	0.20 – 0.30	2015
Warrants issued to Crown Financial, LLC	4,000,000	0.20	2016
Warrants issued on $20,000 short term loan	200,000	0.20	2015
Warrants issued with November 2013 and January 2014Unit Share Offerings	4,406,250	0.20	2015
Sub-total of Warrants outstanding	15,210,476
Common stock associated with the 12% Convertible Notes plus accrued interest	7,899,315	0.02	2014
Common stock associated with Pipeline Convertible Revenue Participation notes	1,693,342	0.12	2015
Common stock associated with 14% convertible notes plus accrued interest	41,734,038	0.08	2015
Common stock associated with November 2013 and January 2014 Unit Share Offerings	1,750,000	0.08	2015
Common stock associated with the JMJ notes	1,028,807	various	2015
Common stock payable as fees	5,700,191	various	2014
Total	75,016,169

Warrants

A summary of the Company’s warrant activity and related information during the three months ended March 31, 2014 follows:

	Number of Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	18,340,726	$1.21	1.07	$131,320
Issued	2,406,250	0.22	2.0
Exercised	-
Forfeited	-
Cancelled	(1,875,000)	0.20
Expired	(3,661,500)	5.32
Outstanding at March 31, 2014	15,210,476	$1.14	1.07	$131,320
Exercisable	15,210,476	$0.21	1.07	$131,320

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leased its office facilities under an operating lease that commenced on October 1, 2013 and expires on September 30, 2020.  The lease calls for monthly payments of $9,750, plus payment by the Company of all operating expenses, insurance and taxes on the property.  The Company has an option until September 30, 2016, to purchase the land and building for $825,500

The Company entered into a capital lease of a mobile trailer office unit that commenced on October16, 2013 and expires on September 16, 2017. The lease calls for forty-eight (48) monthly payments of $593, plus payment by the Company of all operating expenses, insurance and taxes on the property.  The Company has the option to purchase the property at the end of the term for zero.

Future minimum lease payments under the capital lease and operating lease as of March 31, 2014, are as follows:

Years ending December 31:	Capital Lease	Operating Lease	Totals
2014	$5,337	$87,750	$93,087
2015	7,116	117,000	124,116
2016	7,116	117,000	124,116
2017	5,930	117,000	122,930
Thereafter		321,750	321,750
Total minimum lease payments	25,499	760,500	785,999
Less interest	(6,997)
Capital lease obligation	18,502
Less current portion	(5,012)
Long-term capital lease obligation	$13,490

Rental expense for all property and equipment operating leases during the three month periods ended March 31, 2014 and 2013, respectively, was $520,196 and $3,520  Related party rental expense during the three months ended March 31, 2014 and 2013, was $58,698 and none, respectively.

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

Employment Agreements

The Company has an employment agreement with Joshua Brooks that expires on September 19, 2014, that is renewal by mutual consent of the Company and Mr. Brooks. The agreement entitles Mr. Brooks to an annual salary of $120,000.  The Company’s subsidiary, STW Pipeline Maintenance & Construction, LLC, has an employment agreement with Adam Jennings that expires on September 22, 2014, and is renewal by mutual consent of the Company and Mr. Jennings.

On March 13, 2014, the board of directors approved a motion to enter into an employment contract with Herb Roberts to be the assistant to the Chief Operating Officer and Chief Financial Officer, at an annual salary of $180,000, plus a grant of 500,000 shares of the company’s common stock, ESOP participation, and $10,000 of moving expenses.  Mr. Roberts was terminated during June 2014 and the stock award was rescinded.

Contingencies

GE Ionics, Inc. Lawsuit. On May 22, 2013, GE filed a lawsuit against STW in the Supreme Court of the State of New York, County of New York, Index No. 651832/2013 (the “GE Lawsuit”).   Although the lawsuit arises out of STW’s obligations to GE under its Settlement Agreement with GE (described more fully in Item 4 Debt, GE Ionics Settlement Agreement), upon which STW owed GE $2.1 million plus interest, GE has elected to forgo suit on the settlement amount and sue STW for the original debt of $11,239,437, plus interest and attorneys’ fees (the “Original Debt”).  As such, STW filed its Answer and asserted that it is entitled to and shall pursue all of its available legal and equitable defenses to the Original Debt, inasmuch as GE has, among other things, failed to discount the Original Debt sued upon by the amounts that it recovered through re-use and re-sale of the equipment it fabricated for STW. Management has not accrued the original amount of the debt because the probability of recovery is remote.  The lawsuit is in the discovery phase of litigation.

Marcus Muller and Roy Beach Promissory Notes.  On March 2, 2012, counsel for Marcus Muller and Roy Beach sent a demand letter to the Company demanding payment on two 12% Convertible Notes by the Company to Messrs. Muller and Beach.  The notes in an original principal amount of $25,000 each, were issued on August 13 and 18, 2010 and were in a default status.  Muller and Beach’s counsel threatened to initiate Chapter 7 Involuntary Bankruptcy proceedings against the Company, but did not disclose who the necessary third debtor was who had an alleged uncontested claim.  Since that date, the Company has made all agreed upon payments of debt, interest and attorney fees to Muller and Beach and the related matter has been resolved.

NOTE 9 – SEGMENT INFORMATION

We have three reportable segments, (1) water reclamation services, (2) oil & gas services, and (3) corporate overhead, as described herein.

Water reclamation services

The Company plans to provide customized water reclamation services. STW’s core expertise is an understanding of water chemistry and its application to the analysis and remediation of complex water reclamation issues. STW provides a complete solution throughout all phases of a water reclamation project including analysis, design, evaluation, implementation and operations.

Oil and Gas Services

Our subsidiaries, STW Energy, STW Pipeline Maintenance & Construction, and STW Oilfield Construction Services offer a wide a range of oilfield and pipeline construction, maintenance and support  services. We employ qualified laborers with years of experience in the oil patch, and Supervisor/Sales people with particular oil patch knowledge in the Permian and Delaware Basins of West Texas, Eastern New Mexico, and in the Eagle Ford of South Texas.

Corporate Operations

Corporate operations include senior management salaries and benefits, accounting and finance, legal, business development, and other general corporate operating expenses.

The accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). The following is a list of methodologies that we use for segment reporting that differ from our external reporting:

•	Liabilities including accounts payable, notes payable, and other liabilities are managed at the corporate level and not included in segment operations.
•	Interest expense and change in derivative liabilities are managed at the corporate level and not included in segment operations.

Segment Operations

	Three months ended March 31, 2014
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Revenues	$--	$3,600,779	$--	$3,600,779
Costs of revenues	--	3,181,242	--	3,181,242
Operating expenses	131,548	735,779	1,582,624	2,449,951
Other income (expense)	--		(424,329)	(424,329)
Segment loss	$(131,548)	$(316,242)	$(2,006,953)	$(2,454,743)

	Three months ended March 31, 2013
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Revenues	$541,000	$--	$--	$541,000
Costs of revenues	459,634	--	--	459,634
Operating expenses	--	--	606,764	606,764
Other income (expense)	--	--	(2,522,431)	(2,522,431)
Segment loss	$81,366	$--	$(3,129,195)	$(3,047,829)

Segment Assets

	March 31, 2014
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Current Assets	$--	$1,760,776	$21,715	$1,782,491
Fixed assets	--	773,080	68,273	841,353
Other assets	--	--	177,350	177,350
Segment Assets	$--	$2,533,856	$267,338	$2,801,194

	December 31, 2013
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Current Assets	$--	$--	$579,541	$579,541
Fixed assets	--	--	694,219	694,219
Other assets	--	--	--	--
Segment Assets	$--	$--	$1,273,760	$1,273,760

NOTE 10 – SUBSEQUENT EVENTS

Arbitration Judgment

Viewpoint Securities, LLC Arbitration. On or about July 9, 2012, the Company and Stan Weiner, the Company's chief executive officer, received a demand for arbitration with the American Arbitration Association. The demand was filed by Viewpoint Securities LLC ("VP") who entered into an engagement agreement, dated March 9, 2008 (as amended on March 9, 2008, November 10, 2008, January 1, 2009, February 5, 2010, and December 1, 2010), with STW whereby the Company retained VP to act as its financial and capital markets advisor regarding equity and debt introduced by VP to the Company. The demand alleged breach of contract, breach of the covenant of good faith and fair dealings, negligence prayer for commissions and expenses incurred by VP in its efforts to provide introductions and attempt to provide financing to the Company from March 9, 2008 through February 2, 2012, the date of termination of the Agreement. VP seeks, among other things, $216,217 and a warrant to purchase 566,667 shares of the Company's common stock, payment of a $15,000 promissory note plus 3+ years of interest at 12%, attorneys' fees of $18,000.00 and costs of arbitration for filing fees and hearing fees. The Company believed it had valid defenses and contested these claims vigorously. On August 18, 2012, VP dismissed Stan Weiner from the claim with prejudice. A final arbitration hearing was held on February 3, 2014. On April 1, 2014, the Arbitrator issued an Award in favor of Viewpoint for $196,727 on Viewpoint's claim for $216,217 in fees and expenses, plus $5,541 in arbitration hearing fees and expenses; interest shall accrue at the rate of 10% per annum on any unpaid portion of the award commending April 1, 2014. The Arbitrator denied Viewpoint's claims related to the Company's warrants, a $15,000 promissory note plus 12% interest and for $18,000 in attorneys' fees.  The Award is final and Viewpoint has expressed an intention of attempting to enforce the Award through judicial means.

Litigation

TCA Global Credit Master Fund, LP Lawsuit.  On April 04, 2014, TCA Global Credit Master Fund, LP filed a lawsuit against the Company in the Circuit Court of the 11th Judicial District of Miami-Dade County, Florida y, Florida, cause No. 2014-8956-CA-06, alleging the Company’s breach of an October 16, 2012 debt settlement agreement (the “TCA Lawsuit”). The Company did not have to file an answer, as it and TCA agreed to a First Addendum to the October 16, 2012 settlement agreement, wherein STW agreed to pay TCA Global the sum of $77,068 in unpaid principal, accrued interest and attorneys’ fees, and TCA Global agreed to conditionally dismiss the TCA Lawsuit.  Should there be a default in the Company’s payments under the First Addendum, the Company agreed to the entry of a Final Consent Judgment for the $77,068, less amounts paid prior to filing of the Consent Judgment.  The Company is currently in default under the Settlement Addendum, and still owes TCA Global $37,068 to discharge the obligation in full.  At this time, TCA Global has accepted partial payments and has yet to file the Consent Judgment.  The Company is confident it will pay the remaining balance in a short period of time.

Sichenzia and Ross Lawsuit.  On June 13, 2014, Sichenzia Ross Friedman Ference LLP filed a lawsuit against the Company in the Supreme Court of New York, County of New York, Index No. 155843/2013, seeking $180,036 in legal fees and expenses from the Company.  The legal fees and expenses related to Sichenzia Ross’ representation of the Company on SEC matters.  The parties filed a stipulation with the Court on August 25, 2014, which extended the Company’s date to file an Answer to the lawsuit to September 22, 2014.  The Company is currently scheduling negotiations with Sichenzia Ross to agree upon an amount owed and a mechanism for payment.

Bob J. Johnson & Associates Lawsuit.  On July 14, 2014 against the Company’s subsidiary, STW Water Process & Technologies, LLC (“STW Water”), Bob J. Johnson & Associates, Inc. (BJJA) v. Alan Murphy and STW Water & Process Technologies, LLC, Case No. CV50473 in the 238th District Court of Midland County, Texas (the “BJJA Lawsuit”). BJJA sought to enforce an allegedly enforceable covenant not to compete and a confidentiality agreement signed by Alan Murphy, STW Water’s recently hired President, who was a former vice president and employee of BJJA.  On July 14, 2014, BJJA obtained a TRO against Alan Murphy, STW Water and those associated with the Defendants, which, by the Company’s ownership of STW Water, included the Company.  The TRO temporarily prohibited the Company, STW Water and Alan Murphy from contacting two key customers of STW and STW Water, Pioneer Energy Resources and the City of Ft. Stockton, Texas.  On July 28, 2014, the Court held a temporary injunction hearing, which resulted in the TRO being dissolved and the Court refusing to further enjoin STW, STW Water or Alan Murphy from competing with BJJA.  The case is still on the docket; however, the Company is confident that it will not go forward to a trial on the merits, thereby precluding any appreciable risk of a permanent injunction.

Unit offering of Common Shares

During the period April 1, 2014 through September 17, 2014, we sold an aggregate of 11,465,000 units pursuant to a Share Purchase Agreement (the "Purchase Agreement") to fifty (50) accredited investors (the "Investors"), each consisting of (a) one share of common stock and (b) one, 2 year, common stock purchase warrant to purchase one share of common stock at an exercise price of $0.20 per share, subject to adjustment (the "Warrants," collectively with the shares of common stock, the "Units").  Each Unit had a purchase price of $0.08, and the Company received an aggregate of $1,029,000 in gross funding in the transaction (the "Offering").  One of the investors, because of additional circumstances, received an additional 100,000 warrants resulting in total warrants issued of 11,565,000.

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

Conversion of 14% convertible notes payable

In April 2014 the Company issued 875,000 shares of common stock on a unit share offering at $0.08 for proceeds of $70,000. The Company issued 5,581,568 shares of common stock to the Board of Directors for services rendered; this was valued at $558,157. Additional shares of 600,000 were issued to an employee as a signing bonus valued at $60,000. Officer’s compensation was paid by issuing 2,416,250 shares of common stock in lieu of paying $241,625. Consultants were issued 1,121,750 shares of common stock in lieu of paying $112,175 in accrued fees.
On May 22, 2014 the Company converted the Calibre 14% convertible note that was in default in the amount of $544,426 of principal and $197,486 of accrued interest into 9,273,902 shares of its common stock.

In May 2014 a consultant was issued 500,000 shares of common stock in lieu of fees of $60,000.

In June 2014 the Company issued 375,000 shares of common stock on a unit share offering at $0.08 for proceeds of $30,000. A charitable contribution was made of 1,000,000 shares of common stock valued at $110,000.

In July 2014 the Company issued 6,625,000 shares of common stock on a unit share offering at $0.08 for proceeds of $530,000. The Company also issued 250,000 shares for 50,000 warrants at $.020 for $50,000, 135,366 shares in payment of PIK interest for $10,829, and 500,000 shares for a loan, valued at $40,000. Two employees received 1,700,000 shares of stock for signing bonus and services to the company. These shares were valued at $136,000.

Extension of 14% convertible notes payable and Shares Issued in Connection with Note Payable

On August 11, 2014, the Company entered into an agreement with MKM Opportunity Master Fund to extend the maturity date of two of its 14% convertible notes payable that have an aggregate balance of $1,091,590.  The notes mature on June 1, 2015, however, in consideration of an extension of the maturity date to December 31, 2015, the Company agreed to issue 333,334 shares of its common stock.

The Company also agreed to issue 150,000 shares of its common stock to MKM Opportunity Master Fund as additional consideration for a $30,000 note payable.

In August 2014 the Company issued 4,432,000 shares of common stock on a unit share offering at $0.10 for proceeds of $443,200. The Company also issued 650,000 shares to consultants in lieu of paying Consultant fees of $49,000 and an additional 575,000 shares to employees as signing bonuses.

In September 2014 the Company issued 60,000 shares of common stock to a consultant in lieu of paying Consultant fees of $4,800.

Employment Agreements and Amendments to Employment Agreements

On June 17, 2014, the Company’s board of directors approved a motion to employ Alan Murphy with one of its subsidiaries at an annual salary of $200,000, plus a signing bonus of 2,000,000 shares of the Company’s common stock.

On June 17, 2014, the Company’s board of directors approved a motion to amend Adam Jennings employment contract in recognition of his efforts on behalf of STW Pipeline Maintenance & Construction, LLC. The Company agreed to issue 1,000,000 shares of common stock plus 1,000,000 options pursuant to the ESOP.

On June 17, 2014, the Company’s board of directors approved a motion to employ Kendall Williams as controller at an annual salary of $165,000, plus a signing bonus of 200,000 shares of the Company’s common stock plus 800,000 options pursuant to the ESOP.

On June 17, 2014, the Company’s board of directors approved a motion to terminate Herb Roberts as assistant to the Chief Operating Officer and Chief Financial officer.

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

Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire.  Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described elsewhere in this report and in the “Risk Factors” section of our annual report on Form 10-K.

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

The Company’s operations are located at 3424 South County Road, Midland, Texas 79706.

The Report of Independent Registered Public Accounting Firm related to our December 31, 2013 consolidated financial statements includes an explanatory paragraph stating that the recurring losses and negative cash flows from operations since inception and our working capital deficiency at December 31, 2013 raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

For the next twelve months, our current operating plan is focused on providing water reclamation services to oil & gas producers and other commercial ventures in Texas. Water reclamation services include treating brackish water for use in fracking operations, landscaping and other commercial applications and reclaiming produced water.

As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations. Our continuation as a going concern subsequent to the quarter ended March 31, 2014 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. Based on our current business plan, we currently estimate we will need up to an additional $5 million of new capital to execute our business plan over the next six months.  There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern.

Three months ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Our revenue, operating expenses, and net loss from operations for the three month period ended March 31, 2014 as compared to the three month period ended March 31, 2013, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended March 31:			% change Increase (Decrease)
	2014	2013	Change
NET REVENUES	$3,600,779	$541,000	$3,059,779	565.6%
COSTS OF REVENUES	3,181,242	459,634	2,721,608	592.1%
Gross Profit	419,537	81,366	338,171	415.6%
OPERATING EXPENSES:
Research & development	95,490	--	95,490	100.0%
Sales and marketing	172,508	--	172,508	100.0%
General and administrative	2,129,269	606,764	1,522,505	250.9%
Depreciation	52,684	--	52,684	100.0%
Total operating expenses	2,449,951	606,764	1,843,187	303.8%
Loss from operations	(2,030,414)	(525,398)	(1,505,016)	(286.5%)
Interest expense	(437,602)	(347,877)	(89,725)	(25.8%)
Change in derivative liability	13,273	(2,174,554)	2,187,827	100.6%
Share of net loss of subsidiary attributable to non-controlling interest	41,569	--	41,569	100.0%
Net Loss	$(2,413,174)	$(3,047,829)	$634,655	20.8%

Net Revenues:  During the three months ended March 31, 2014, we realized $3,600,779 of revenues from our oil & gas services business segment, including $39,992 from a related party, and no revenues from our water reclamation services business segment. During the three months ended March 31, 2013, we realized $541,000 of revenues from our water reclamation services business segment from the design, build and delivery of a proprietary water desalinization facility and none from our oil & gas services business segment. The increase in revenues between the quarter ended March 31, 2014 and 2013 is $3,059,779, or 565.6% due to the increase in oil & gas services and offset by the decline in water reclamation services.  Our water desalinization and reclamation services business has a longer sale cycle.

Cost of Revenues:  Total costs of revenues for the three months ended March 31, 2014 were $3,181,242 as compared to $459,634 for the three months ended March 31, 2013, an increase of $2,721,608 or 592.1%. The increase in costs of revenue is attributable to the increased revenues from our oil & gas services business segment. Costs of revenues during the three months ended March 31, 2014, are comprised of labor, fringe benefits, equipment rental, and other costs of providing oil & gas services. Costs of revenues for the three months ended March 31, 2013 are attributable to contract costs to design, build and deliver a proprietary water desalinization facility.

Gross Profit:  During the three months ended March 31, 2014, we realized a gross profit of $419,537 from our oil & gas services business segment compared to none during the three months ended March 31, 2013 as our oil & gas services business had not yet commenced. During the three months ended March 31, 2013, we realized a gross profit from the contract to design, build and deliver a proprietary water desalinization facility was $81,366 compared to none during the three months ended March 31, 2014 as our water desalinization business has a longer sale cycle.

General and Administrative Expense: General and administrative expenses increased $1,522,505 or 250.9% to $2,129,269 for the three months ended March 31, 2014 from $606,764 for the three months ended March 31, 2013.  Our general and administrative expenses for the three months ended March 31, 2014 consisted of general and administrative expense of $661,006, professional fees of $138,575, consulting fees of $175,682, insurance of $45,942, management fees of $347,850, salaries and wages of $262,667, penalties of $328,797, and board of director fees of $168,750, for a total of $2,129,269. Our general and administrative expenses for the three months ended March 31, 2013  consisted of general and administrative expense of $7,237, professional fees of $139,664, consulting fees of $314,214, insurance of $2,835 and board of director fees of $142,814, for a total of $606,764.

The primary reasons for the increase in comparing the three months ended March 31, 2014 to the corresponding period for 2013 was mainly due to the rapid ramp-up of the business since the prior year which caused an increase in business development expenses, increase in salaries and benefits for employees, increase in professional services and consulting fees, increase in management fees, increased penalties related to payroll taxes, and the increase in the board of director fees.  During the three month periods ended March 31, 2014 and 2013, non-cash stock based compensation expenses relating to consulting and other fees included in general and administrative expenses were $423,683 and $210,000, respectively.

Interest Expense:  Interest expense increased by $89,725 to $437,602 for the three month period ended March 31, 2014 from $347,877 for the three month period ended March 31, 2013.  The increase is due to additional interest expenses incurred on additional debt financing incurred by us since March 31, 2013.

Change in derivative liability: During the three month period ended March 31, 2014, we recorded a $13,273 change in the fair value of the derivative liability from December 31, 2013.  During the three month period ended March 31, 2013, we recorded a $2,174,554 increase in the derivative liability from December 31, 2012, a net difference of $2,187,827 between the three months ended March 31, 2014 and 2013. The decrease in the derivative liability during the three months ended March 31, 2014 is attributable to the reduction of the remaining term of outstanding warrants, the effect of conversion of $183,333 of convertible notes during the quarter, offset by an increase in the derivative liability due to the conversion feature on the JMJ convertible note payable. The reason for the increase in the derivative liability for the three months ended March 31, 2013 was mainly due to the change in the fair value of derivatives attributable to the increase in volatility rate from 100% for 2012 to a historical rate of 623% for 2013.

 Net Loss:  Net loss decreased by $593,086, or 25.5%, to a net loss of $2,454,743 for the three month period ended March 31, 2014 from a net loss of $3,047,829 for the three month period ended March 31, 2013.  This net loss reflects the increased revenues with improved gross margin, less increased operating expenses and change in derivative liability discussed above.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As presented in the consolidated financial statements, we incurred a net loss of $2,413,174 during the three months ended March 31, 2014, and losses are expected to continue in the near term.  The accumulated deficit since inception is $26,768,517 at March 31, 2014.  We have been funding our operations through private loans and the sale of common stock in private placement transactions.  Our cash resources are insufficient to meet our planned business objectives without additional financing.  These and other factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our oil & gas services and water reclamation services business units before significant positive operating cash flows can be achieved.  Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations.  At March 31, 2014, we had $315,801 of cash on hand.  These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business.  No assurance can be given that any future financing will e available or, if available, that it will be on terms that are satisfactory to us.  Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of March 31, 2014 as compared to December 31, 2013, were as follows:

	March 31,	December 31,
	2014	2013
Cash	$315,801	$17,301
Total current assets	$1,782,491	$583,581
Total assets	$2,801,194	$1,515,647
Total current liabilities	$13,047,650	$11,951,231
Total liabilities	$15,952,242	$14,574,240

At March 31, 2014, we had a working capital deficit of $11,265,159 compared to a working capital deficit of $11,367,650 at December 31, 2013.  Current liabilities increased to $13,047,650 at March 31, 2014 from $11,951,231 at December 31, 2013, primarily as a result of accrued penalties and interest, delinquent payroll taxes and board compensation.

Our operating activities used net cash of $613,567 for the three months ended March 31, 2014 compared to net cash used in operations of $10,201 for the three months ended March 31, 2013.   The net cash used in operations for the three months ended March 31, 2014, reflects a net loss of $2,413,174, decreased by $234,938 in non-cash charges and by $1,512,730 net increase in the working capital accounts.  The net cash used in operations for the three months ended March 31, 2013 reflects a net loss of $3,047,829, decreased by $2,413,342 in non-cash charges and by $624,286 net increase in the working capital accounts.

Our investing activities were $57,643 and none for the three months ended March 31, 2014 and March 31, 2013, respectively.

Our financing activities resulted in a cash inflow of $969,710 for the three months ended March 31, 2014, which represented $50,084 of bank overdraft, related party accounts payable of $837,824, the issuance of $62,500 in common stock, proceeds of $80,000 from notes payable, and the repayment of $60,698 of notes payable. Our financing activities resulted in a cash used of $49,669 for the three months ended March 31, 2013, which represented $16,660 of bank overdraft, the issuance of $12,500 in revenue participating notes, reduction of related party accounts payable of $58,829, and the repayment of $20,000 of notes payable.

Credit Facility

On March 19, 2014, we entered into a Line of Credit Agreement (the "Credit Agreement") with Black Pearl Energy, LLC ("Black Pearl"), an entity controlled by Stan Weiner and Lee Maddox, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and one of our directors: Grant Seabolt.  Pursuant to the Credit Agreement, Black Pearl issued us a $2,000,000 line of credit, of which $749,334 has been advanced as of March 31, 2014. The credit was issued in the form of a promissory note (the "Note").  We must pay back all advanced funds on or before August 1, 2014, although such date has been extended to September 30, 2014 if we do not receive gross proceeds of no less than $6,000,000 resulting from either or both of: (a) the consummation of one or more private placements of debt or equity securities, not including the funds received pursuant to the Credit Agreement; or (b) the filing of a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) for an initial public offering of our securities.  Interest accrues at 11% per annum.  To further induce Black Pearl to issue us the line of credit, we agreed to issue them 1,000,000 restricted shares of our common stock (after which, Black Pearl will own 1,500,000 (1%) of our common stock) and a $25,000 transaction fee to be paid on the final closing date of the credit line.

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2013, for disclosures regarding the Company's critical accounting policies and estimates, as well as updates further disclosed in our interim financial statements as described in this Form 10-Q.

Item 4.   Controls and Procedures

The Company failed to timely file its annual report on Form 10-K for the year ended December 31, 2013 and its quarterly reports on Form 10Q for the first two quarters of its fiscal year ending December 31, 2013, and its quarterly reports on Form 10Q for the quarters ended March 31, 2014 and June 30, 2014, which demonstrates that its Disclosure Controls and Procedures are inadequate.

Evaluation of Disclosure Controls and Procedures

As of the end of our last fiscal quarter ended March 31, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of March 31, 2014, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

        During the quarter covered by this Report, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

TCA Global Credit Master Fund, LP Lawsuit.  On April 04, 2014, TCA Global Credit Master Fund, LP filed a lawsuit against the Company in the Circuit Court of the 11th Judicial District of Miami-Dade County, Florida y, Florida, cause No. 2014-8956-CA-06, alleging the Company’s breach of an October 16, 2012 debt settlement agreement (the “TCA Lawsuit”). The Company did not have to file an answer, as it and TCA agreed to a First Addendum to the October 16, 2012 settlement agreement, wherein STW agreed to pay TCA Global the sum of $77,068 in unpaid principal, accrued interest and attorneys’ fees, and TCA Global agreed to conditionally dismiss the TCA Lawsuit.  Should there be a default in the Company’s payments under the First Addendum, the Company agreed to the entry of a Final Consent Judgment for the $77,068, less amounts paid prior to filing of the Consent Judgment.  The Company is currently in default under the Settlement Addendum, and still owes TCA Global $37,068 to discharge the obligation in full.  At this time, TCA Global has accepted partial payments and has yet to file the Consent Judgment.  The Company is confident it will pay the remaining balance in a short period of time.

Sichenzia and Ross Lawsuit.  On June 13, 2014, Sichenzia Ross Friedman Ference LLP filed a lawsuit against the Company in the Supreme Court of New York, County of New York, Index No. 155843/2013, seeking $180,036 in legal fees and expenses from the Company.  The legal fees and expenses related to Sichenzia Ross’ representation of the Company on SEC matters.  The parties filed a stipulation with the Court on August 25, 2014, which extended the Company’s date to file an Answer to the lawsuit to September 22, 2014.  The Company is currently scheduling negotiations with Sichenzia Ross to agree upon an amount owed and a mechanism for payment.

Bob J. Johnson & Associates Lawsuit.  On July 14, 2014 against the Company’s subsidiary, STW Water Process & Technologies, LLC (“STW Water”), Bob J. Johnson & Associates, Inc. (BJJA) v. Alan Murphy and STW Water & Process Technologies, LLC, Case No. CV50473 in the 238th District Court of Midland County, Texas (the “BJJA Lawsuit”). BJJA sought to enforce an allegedly enforceable covenant not to compete and a confidentiality agreement signed by Alan Murphy, STW Water’s recently hired President, who was a former vice president and employee of BJJA.  On July 14, 2014, BJJA obtained a TRO against Alan Murphy, STW Water and those associated with the Defendants, which, by the Company’s ownership of STW Water, included the Company.  The TRO temporarily prohibited the Company, STW Water and Alan Murphy from contacting two key customers of STW and STW Water, Pioneer Energy Resources and the City of Ft. Stockton, Texas.  On July 28, 2014, the Court held a temporary injunction hearing, which resulted in the TRO being dissolved and the Court refusing to further enjoin STW, STW Water or Alan Murphy from competing with BJJA.  The case is still on the docket; however, the Company is confident that it will not go forward to a trial on the merits, thereby precluding any appreciable risk of a permanent injunction.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item. Please refer to our Form 10-K filed with the SEC on June 20, 2014 under item 1.A Risk Factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Information on any and all equity securities we have sold during the period covered by this Report, and from such date through the date of this Report, that were not registered under the Securities Act of 1933, as amended and not included in a previously filed Current Report on Form 8-K is set forth below:

During January 2014, the Company issued an aggregate of 5,559,617 shares of its common stock valued at $510,769 in payment of accrued paid-in-kind (“PIK”) interest to twelve (12) investors.

During January 2014, the Company issued an aggregate of 733,137 shares of its common stock to twelve (12) investors valued at $67,354 as consideration for the extension of the maturity date to June 1, 2015, on the 14% convertible notes that matured on November 30, 2013 and in default.

During January 2014, the Company issued an aggregate of 7,320,608 shares of its common stock valued at $660,684 upon the conversion of a 14% convertible note and two 12% convertible notes (see Note 4).

During January and February 2014, the Company issued 1,500,000 shares of its common stock valued at $145,000 to consultants for services rendered.

During March 2014, the Company issued 1,875,000 shares of its common stock to an investor that had subscribed and paid $150,000 for the shares on November 15, 2013. This subscription of shares was previously reported as Stock Subscriptions Payable as of December 31, 2013.

During March 2014, the Company issued 781,250 shares of its common stock in consideration of $62,500 cash proceeds realized from the sale of stock to accredited investors at $0.08 per share.

During the period April 1, 2014 through September 17, 2014, we sold an aggregate of 11,465,000 units pursuant to a Share Purchase Agreement (the "Purchase Agreement") to fifty (50) accredited investors (the "Investors"), each consisting of (a) one share of common stock and (b) one, 2 year, common stock purchase warrant to purchase one share of common stock at an exercise price of $0.20 per share, subject to adjustment (the "Warrants," collectively with the shares of common stock, the "Units").  Each Unit had a purchase price of $0.08, and the Company received an aggregate of $1,029,000 in gross funding in the transaction (the "Offering").  One of the investors, because of additional circumstances, received an additional 100,000 warrants so total warrants were 11,565,000.

In April 2014, the Company issued 875,000 shares of common stock on a unit share offering at $0.08 for proceeds of $70,000. The Company issued 5,581,568 shares of common stock to the Board of Directors for services rendered; this was valued at $558,157. Additional shares of 600,000 were issued to an employee as a signing bonus valued at $60,000. Officer’s compensation was paid by issuing 2,416,250 shares of common stock in lieu of paying $241,625. Consultants were issued 1,121,750 shares of common stock in lieu of paying $112,175 in accrued fees.

On May 22, 2014, the Company converted a 14% convertible note that was in default in the amount of $544,426 of principal and $197,486 of accrued interest into 9,273,902 shares of its common stock.

In May 2014, a consultant was issued 500,000 shares of common stock in lieu of fees of $60,000.

In June 2014, the Company issued 375,000 shares of common stock on a unit share offering at $0.08 for proceeds of $30,000. A charitable contribution was made of 1,000,000 shares of common stock valued at $110,000.

In July 2014, the Company issued 6,625,000 shares of common stock on a unit share offering at $0.08 for proceeds of $530,000. The Company also issued 250,000 shares for 50,000 warrants at $.020 for $50,000, 135,366 shares in payment of PIK interest for $10,829, and 500,000 shares for a loan, valued at $40,000. Two employees received 1,700,000 shares of stock for signing bonus and services to the company. These shares were valued at $136,000.

On August 11, 2014, the Company entered into an agreement with MKM Opportunity Master Fund to extend the maturity date of two of its 14% convertible notes payable that have an aggregate balance of $1,091,590.  The notes mature on June 1, 2015, however, in consideration of an extension of the maturity date to December 31, 2015, the Company agreed to issue 333,334 shares of its common stock.   The Company also agreed to issue 150,000 shares of its common stock to MKM Opportunity Master Fund due to the delay in issuing MKM its initial $30,000 note.

In August 2014, the Company issued 4,432,000 shares of common stock on a unit share offering at $0.10 for proceeds of $443,200. The Company also issued 650,000 shares to consultants in lieu of paying Consultant fees of $49,000 and an additional 575,000 shares to employees as signing bonuses.

In September 2014, the Company issued 60,000 shares of common stock to a consultant in lieu of paying Consultant fees of $4,800.
All of the transactions listed above were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(a)(2) of the Securities Act for sales not involving a public offering or Rule 506(b) of Regulation D promulgated by the SEC.  The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 3.  Defaults upon Senior Securities

GE Ionics Settlement Agreement

On or about May 22, 2008, STW Resources Holding Corporation entered into a Teaming Agreement, as amended, with GE Ionics, Inc., a Massachusetts corporation (“GE”) (STWR and GE are collectively referred to as the “Parties”). On or about April 4, 2008 STWR and GE entered into a Purchase Order (the “Purchase Order”), pursuant to which there was due and unpaid a debt by STWR to GE in the amount of $11,239,437 as of August 31 2010 (the “Original Debt”).

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

TCA Loan

On October 16, 2012, the Company and TCA entered into a settlement agreement pursuant to which the Company agreed to pay as follows: (i) $15,000 to be paid on October 18, 2012, (ii) $15,000 to be paid on or before November 1, 2012, (iii) five (5) equal installments of $20,000 to be paid beginning on December 1, 2012 and continuing on the first day of each month thereafter, (iv) $4,280 in principal and $9,068 of interest to be paid on or prior to May 1, 2013 and (v) $3,000 for legal fees to be paid on May 1, 2013.  Under the settlement agreement, if STW is late on any installment, it has ten days after notice from TCA to make a cure payment.   During 2014 and 2013, the Company has not made all of its required payments and the $43,280 balance of the note is in default.

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

STW RESOURCES HOLDING CORP
(Registrant)

Date: September 17, 2014	By:	/s/ Stanley T. Weiner
Stanley T. Weiner
President and Chief Executive Officer (Principal Executive Officer)
Date: September 17, 2014		By: s/s Robert J. Miranda
Robert J. Miranda
Vice President and Chief Financial Officer (Principal Accounting Officer)