Form 10-Q
period 2014-06-30
STW RESOURCES HOLDING CORP.
filed 2014-10-21
CIK 1357838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to _____

STW RESOURCES HOLDING CORP

(Exact Name of Registrant as Specified in Charter)

Nevada	000-52654	26-1945743
(State or Other Jurisdiction of Incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)
3424 South County Road 1192 Midland, Texas 79706		(432) 686-7777
(Address of Principal Executive Offices)		(Registrant’s Telephone Number)

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

As of October 21, 2014, there were 167,368,821 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

-i-

STW Resources Holding Corp.
PART I
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Current Assets
Cash	$758,240	$17,301
Accounts receivable, trade, net	1,510,654	532,910
Accounts receivable from related parties	935,373	--
Prepaid expenses and other current assets	627,172	33,370
Total Current Assets	3,831,439	583,581
Long Term Assets
Property and equipment, net	1,065,167	746,638
Other assets
Deferred loan costs, net of $146,589 and $102,435 accumulated amortization, respectively	141,274	185,428
TOTAL ASSETS	$5,037,880	$1,515,647
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$--	$30,468
Accounts Payable	3,258,667	1,256,043
Payable to related parties:
Black Pearl Energy, LLC	1,233,060	139,763
Dufrane Nuclear, Inc.	193,553	132,490
Accrued consulting fees – related parties	727,166	584,666
Current portion of notes payable, net of discounts, $958,689 and $854,928 payable to related parties, respectively	3,668,471	4,668,492
Sales and payroll taxes payable	2,336,107	350,074
Insurance premium finance contract payable	526,462	--
Accrued expenses and interest	1,408,454	1,839,439
Accrued compensation	779,939	285,190
Accrued board compensation	271,067	491,724
Fees payable in common stock	718,687	231,897
Stock subscriptions payable	700,000	310,000
Derivative liability	1,128,152	1,630,985
Total Current Liabilities	16,949,785	11,951,231
Notes payable, net of discount and current portion	3,118,574	2,623,009
Total Liabilities	20,068,359	14,574,240
Commitments and contingencies (Note 8)
Stockholders' Deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively
Common stock; $0.001 par value; 250,000,000 shares authorized, 150,618,931 and 111,255,849 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	150,620	111,256
Additional paid in capital	15,718,689	11,231,418
Accumulated deficit	(30,822,936)	(24,355,343)
Total Stockholders' Deficit of STW Resources Holding Corp.	(14,953,627)	(13,012,669)
Non-controlling interest in subsidiary	(76,852)	(45,924)
Total Stockholders’ Deficit	(15,030,479)	(13,058,593)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,037,880	$1,515,647

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statements of Operations
For the three and six month periods ended June 30, 2014 and 2013 (Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Water treatment services	$10,051	$--	$10,051	$541,000
Energy and construction services	5,565,911	--	9,126,698	--
Related parties services revenue	37,386	--	77,378	--
Net revenues	5,613,348	--	9,214,127	541,000

Cost of revenues	5,276,057	--	8,457,299	459,634
Gross Profit	337,291	--	756,828	81,366

Operating expenses
Research and development	56,465	9,118	151,955	9,118
Sales and marketing	266,681		439,189	--
General and administrative	3,029,495	443,168	5,158,764	1,049,932
Depreciation and amortization	63,716	--	116,400	--
Total operating expenses	3,416,357	452,286	5,866,308	1,059,050

Loss from operations	(3,079,066)	(452,286)	(5,109,480)	(977,684)

Interest expense	(507,903)	(212,685)	(945,505)	(560,562)
Change in derivative liability	(456,809)	438,185	(443,536)	(1,736,369)
Net Loss	$(4,043,778)	$(226,786)	$(6,498,521)	$(3,274,615)
Less: Share of net income (loss) of subsidiary attributable to non-controlling interest	10,641	(771)	(30,928)	(771)
Net Loss of STW Resources Holding Corp.	$(4,054,419)	$(226,015)	$(6,467,593)	$(3,273,844)
Loss per common share – basic and diluted	$(0.03)	$(0.00)	$(0.05)	$(0.03)
Weighted average shares outstanding - basic and diluted	141,671,620	96,606,172	132,569,539	96,456,559

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
For the six months ended June 30, 2014

	Common Stock $0.001 Par
	Number	Amount	Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest	Stockholders’ Deficit
Balance, December 31, 2013	111,255,849	$111,256	$11,231,418	$(24,355,343)	$(45,924)	$(13,058,593)
Shares issued upon conversion of notes payable and accrued interest	16,594,510	16,595	1,571,479			1,588,074
Shares issued upon extension of maturity dates on notes payable	733,137	733	66,621			67,354
Shares issued upon conversion of PIK accrued interest	5,559,617	5,560	505,209			510,769
Shares issued for consulting fees	3,471,750	3,472	348,703			352,175
Shares issued as board of director fees	5,581,568	5,582	552,575			558,157
Shares issued to employees as compensation	3,016,250	3,016	298,609			301,625
Shares issued as a charitable contribution	1,000,000	1,000	109,000			110,000
Proceeds from sale of common stock	1,531,250	1,531	120,969			122,500
Shares issued for common stock payable	1,875,000	1,875	148,125			150,000
Value of derivative associated with converted notes payable			715,981			715,981
Value of conversion feature of JMJ convertible note			50,000			50,000
Net loss for the period				(6,467,593)	(30,928)	(6,498,521)
Balance, June 30, 2014	150,618,931	$150,620	$15,718,689	$(30,822,936)	$(76,852)	$(15,030,479)

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consoidated Statements of Cash Flows (Unaudited)
For the six month periods ended June 30, 2014 and 2013

	Six Month Periods Ended June 30:
	2014	2013
Cash flows from operating activities
Net loss	$(6,467,593)	$(3,273,844)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	116,487	--
Share of net loss of subsidiary attributable to non-controlling interest	(30,928)	(771)
Change in derivative liability	443,536	1,736,369
Value of common shares issued upon conversion of notes payable in excess of carrying value	(272,980)	--
Financing cost of JMJ note payable	42,592	--
Amortization of discount and debt issuance costs	90,833	56,872
Value of Share based compensation	1,655,444	210,000
Changes in working capital:
(Increase) Decrease in accounts receivable	(1,913,117)	13,669
(Increase) Decrease in prepaid expenses and other current assets	(593,807)	--
Increase (Decrease) in accounts payable	2,002,624	89,924
Increase (Decrease) in insurance premium finance contract payable	526,462
Increase (Decrease) in sales and payroll taxes payable	1,986,034	--
Increase (Decrease) in accrued expenses and interest	854,637	602,081
Increase (Decrease) in accrued compensation	494,749	108,046
Increase (Decrease) in accrued board compensation	--	288,324
Increase (Decrease) in deferred revenue	--	(97,346)
Net cash used in operating activities	(1,065,027)	(266,676)
Cash flows from investing activities
Purchase of equipment, net of equipment loans	(107,431)	--
Net cash used in investing activities	(107,431)	--
Cash flows from financing activities
Bank overdraft	(30,468)	--
Proceeds from stock subscriptions, net	540,000	-
Accounts payable – related parties	1,296,861	(18,829)
Principal payments of notes payable	(95,496)	(41,000)
Proceeds from notes payable	80,000	337,525
Debt issuance costs	--	(35,025)
Proceeds from issuance of common stock	122,500	--
Net cash provided by financing activities	1,913,397	242,671
Net increase (decrease) in cash	740,939	(24,005)
Cash at beginning of period	17,301	59,870
Cash at end of period	$758,240	$35,865

(Continued)

STW Resources Holding Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six month periods ended June 30, 2014 and 2013

Supplemental cash flow information:
Cash paid for interest	$12,679	$3,115
Cash paid for income taxes	$--	$--

Non-cash investing and financing activities:
Related party note payable for Black Wolf investment	$--	$420,000
Shares issued from common stock payable	$150,000	$-
Value of shares issued to consultants	$352,175	$210,000
Value of shares issued to employees as compensation	$301,625	$--
Value of shares issued as board fees	$558,157	$--
Value of shares issued as charitable contributions	$110,000	$--
Value of shares issued in connection with extension of notes payable	$67,354	$--
Value of shares issued in payment of accrued PIK interest	$510,769	$--
Value of shares issued upon conversion of notes payable and accrued interest	$1,588,074	$66,209
Value of warrants issued as debt issuance costs	$--	$159,996
Value of warrants issued with revenue participation notes	$--	$33,398
Value of conversion feature of JMJ convertible note payable	$50,000	$--
Value of derivative associated with convertible note payable	$715,981	$--

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Notes to Condensed Consolidated Financial Statements (Unaudited)
Six Month Periods Ended June 30, 2014 and 2013

NOTE 1 – NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements of STW Resources Holding Corp (“STW,” “we,” “us, “our” and “our Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Accordingly, the unaudited condensed financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2014, or for any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K for such year as filed on June 20, 2014. The December 31, 2013 condensed consolidated balance sheet was derived from the audited condensed consolidated balance sheet included in the Company’s Annual Report on Form 10-K for such year as filed on June 20, 2014.

History of the Company

STW Resources Holding Corp. (“STW”) or the “Company”, f/k/a Woozyfly Inc. and STW Global Inc. is a corporation formed to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas.  STW has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana and the Appalachian Basin of Pennsylvania and West Virginia.  STW, in conjunction with energy producers, operators, various state agencies and legislators, is working to create an efficient and economical solution to this complex problem.  The Company is also evaluating the deployment of similar technology in the municipal wastewater industry.

The Company’s operations are located in the United States of America and the principal executive offices are located at 3424 South County Road 1192, Midland, Texas 79706.

Consolidation policy

The condensed consolidated financial statements for the six months ended June 30, 2014, include the accounts of the Company and its wholly owned subsidiaries: STW Resources, Inc., STW Oilfield Construction LLC, STW Pipeline Maintenance Construction, LLC, and its 75% owned subsidiary STW Energy, LLC. The condensed consolidated financial statements as of June 30, 2013, include STW Resources Holding Corp and STW Energy, LLC as the other subsidiaries noted above were not established until the quarterly period ended September 30, 2013. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company also consolidates any variable interest entities (VIEs), of which it is the primary beneficiary, as defined. The Company does not have any VIEs that need to be consolidated at this time. When the Company does not have a controlling interest in an entity, but exerts a significant influence over the entity, the Company would apply the equity method of accounting.

Reclassifications

Certain reclassifications were made to the prior period condensed consolidated financial statements to conform to the current period presentation. There was no change to the previously reported net loss.

Non-Controlling interest

On June 25, 2013, the Company invested in a 75% limited liability company (“LLC”) interest in STW Energy Services, LLC (“STW Energy”). The non-controlling interest in STW Energy is held by Crown Financial, LLC, a Texas Limited Liability Company (“Crown” or “Crown Financial”). As of December 31, 2013, $2,500 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in STW Energy, with a net loss attributable to non-controlling interests of $45,924 for the year ended December 31, 2013. During the six month period ended June 30, 2014, a net loss attributable to the non-controlling interest of $30,928 was incurred. During the six months ended June 30. 2013, a net loss attributable to the non-controlling interest of $771 was incurred. As of June 30, 2014, the net deficit interest in the subsidiary held by the non-controlling interest is $76,852.

Going Concern

The Company’s condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $30,822,936 as of June 30, 2014, and as of that date was delinquent in payment of $2,336,107 of sales, payroll taxes, and penalties. As of June 30, 2014, $2,807,127 of notes payable is in default. Since its inception in January 2008 management has raised equity and debt financing of approximately $15,000,000 to fund operations and provide working capital.  The cash resources of the Company are insufficient to meet its planned business objectives without additional financing.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond.  These steps include (a) raising additional capital and/or obtaining financing; (b) executing contracts with oil and gas operators and municipal utility districts; and (c) controlling overhead and expenses.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2014, the Company had $758,240 of cash on hand; however, the Company raised $559,000 from the issuance of 5,590,000 shares of its common shares during the period July 1, 2014 through October 21, 2014, to sustain its operations.  Management expects that the current funds on hand will be sufficient to continue operations through December 31, 2014. Management is currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate our business.  No assurance can be given that any future financing will be available or, if available, and that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts consists primarily of receivables from oil & gas services fees. Management determines the allowance for doubtful accounts based on historical losses and current economic conditions. On a continuing basis, management analyzes delinquent receivables, and once these receivables are determined to be uncollectible, they are written off either against an existing allowance account or as a direct charge to the condensed consolidated statement of operations.  As of June 30, 2014 and December 31, 2013, respectively, the Company has determined that an allowance for doubtful accounts is required, but has determined it to be immaterial.

Loan Discounts

The Company amortizes loan discounts under the effective interest method.

Concentration of Credit Risk

A financial instrument that potentially subjects the Company to concentration of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner per institution. At June 30, 2014, there were no account balance per institution that would have exceeded the $250,000 insurance limit.

The Company anticipates entering into long-term fixed-price contracts for its services with select oil and gas producers and municipal utilities.  The Company will control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures.

As of June 30, 2014, three vendors accounted for 11%, 10% and 7% of total accounts payable.  During the six months ended June 30, 2014, three vendors accounted for 83% of total purchases. During the three months ending June 30, 2014 three vendors totaled 85% of purchases. During the three and six months ended June 30, 2013, one vendor, a subcontractor, accounted for 100% of total purchases.

As of June 30, 2014, three customers accounted for 34%, 7% and 6% of accounts receivable. During the six months ended June 30, 2014, three customers accounted for 27%, 22% and 9% of net revenues. As of June 30, 2013, 100% of accounts receivable were from one customer. During the three and six months ended June 30, 2013, one customer accounted for 100% of revenues.

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

The following table presents certain financial instruments measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2014 and December 31, 2013.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability at June 30, 2014	$--	$--	$1,128,152	$1,128,152
December 31, 2013	$--	$--	$1,630,985	$1,630,985

Accounting for Derivatives Liabilities

The Company evaluates stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. Financial instruments classified as derivative instrument is marked-to-market at each balance sheet date and recorded as an asset or a liability with the change in fair value adjusted through the statement of operations. In the event that the fair value is recorded as an asset or liability, the change in fair value is recorded in the statement of operations as other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification to a liability account at the fair value of the instrument on the reclassification date.

Certain of the Company’s embedded conversion features on debt, price protection features on outstanding common stock warrants are treated as derivatives for accounting purposes. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset or liability. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market.  The Company estimates the fair value of these warrants and embedded conversion features as derivative liabilities contracts using Black-Scholes (see Note 5).

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

The Company had no such asset impairments during the three and six months ending June 30, 2014 or for the year ending December 31, 2013.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services under development will continue. Either of these could result in future impairment of long-lived assets.

Revenue Recognition

During the year ended December 31, 2013, the Company entered into Master Services Agreements (“MSA”) with several major oil & gas companies. These MSAs contract the Company to provide a range of oil & gas support services including oilfield site construction and maintenance, pipeline maintenance, oil rig cleaning, site preparation, energy support services, and other oil & gas support services.  The Company bills these customers pursuant to purchase orders issued under the MSAs. The revenues billed include hourly labor fees and equipment usage fees. The Company recognized revenues from these contracts as the services are performed under the customer purchase orders and no further performance obligations exist, generally in the form of a customer approval. During the six months ended June 30, 2014, the Company recognized $9,126,698 of revenues from these services contracts, and $77,378 revenues from related parties. During the three months ending June 30, 2014 the Company realized revenue of $5,565,911 from services contracts and $37,386 of the service revenue was from related parties.

Business Segments

The Company has three reportable segments, (1) water reclamation services, (2) oil & gas services and (3) corporate operations. Segment information is reported in Note10.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively.

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

At June 30, 2014 and December 31, 2013, the Company had no grants of employee common stock options or warrants outstanding.

Loss per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted net loss per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. Diluted net loss per share is the same as basic net loss per share due to the lack of dilutive items. As of June 30, 2014 and December 31, 2013, the Company had 78,617,973 and 102,350,791 dilutive shares outstanding, respectively, which have been excluded as their effect is anti-dilutive.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized on the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Furniture	3 years
Machinery	3-5 years

Stock Subscriptions Payable

The initial balance of stock subscriptions payable as of December 31, 2013, was $310,000 representing 2,000,000 shares to be issued. During the six months ended June 30, 2014, the Company received stock subscriptions and $662,500 of proceeds from a unit offering of its common stock in consideration of 8,281,250 shares of its common stock. During the six months ended June 30, 2014, $272,500 of these stock subscriptions payable were issued representing 3,406,250 shares of common stock, including $150,000, or 1,875,000 shares, of the December 31, 2013 subscription payable. The remaining balance of stock subscriptions payable as of June 30, 2014, is $700,000 representing 6,875,000 shares to be issued.

Fees Payable in Common Stock

During the six months period ending June 30, 2014, the Company agreed to issue an aggregate of 12,136,571 shares and cancelled 166,700 of its common stock in payment of performance bonuses, employment signing bonuses, consulting fees, a loan guaranty, and a partial payment of a technology licensing agreement. During the three months period ending June 30, 2014, the Company agreed to issue an aggregate of 7,852,917 shares of its common stock in payment performance bonuses, employment signing bonuses, consulting fees, a loan guaranty, and a partial payment of a technology licensing agreement and cancelled 166,700 shares. During the six months ended June 30, 2013, the Company agreed to pay 2,100,000 shares for services valued at $210,000. During the three months ended June 30, 2013 there were no additional commitments for the fees payable in common stock. As of December 31, 2013, the Company had outstanding commitments to issue an aggregate of 3,649,673 shares of its common stock valued at $231,897. During the six months ended June 30, 2013, the Company agreed to pay 11,969,871 shares for services valued at $1,317,944. During the six month period ending June 30, 2014, the Company cancelled 166,700 valued at $11,669 and issued 8,221,137 shares valued at $831,154 in payment of these fees which left a remaining of fees payable in common stock of $718,687, or 8,398,407 shares.

Recently Issued Accounting Standards

Recent accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Office furniture and equipment	$27,014	$16,838
Tools and yard equipment	149,535	2,302
Facilities and leasehold improvements	34,389	--
Vehicles and construction equipment	1,041,490	798,273
Total, cost	1,252,428	817,413
Accumulated Depreciation and Amortization	(187,261)	(70,775)
Property and equipment, net	$1,065,167	$746,638

Depreciation expense for the three and six month periods ended June 30, 2014 is $63,716 and $116,487, respectively. Depreciation expense for both the three and six month periods ended June 30, 2013 is zero.

NOTE 3 – RECEIVABLE FROM FACTOR, NET OF UNAPPLIED CUSTOMER CREDITS

Accounts Purchase Agreement – Crown Financial, LLC

On June 21 2013, STW Energy Services, LLC (“STW Energy”) entered into an accounts purchase facility with Crown Financial, LLC, pursuant to an Account Purchase Agreement (the “Accounts Purchase Agreement”), pursuant to the Texas Finance Code.

The Accounts Purchase Agreement shall continue until terminated by either party upon 30 days written notice.  The Accounts Purchase Agreement is secured by a security interest in substantially all of STW Energy’s assets pursuant to the terms of a Security Agreement. Under the terms of the Accounts Purchase Agreement, Crown Financial may, at its sole discretion, purchase certain of the STW Energy’s eligible accounts receivable. Upon any acquisition of an account receivable, Crown will advance to STW Energy up to 80% of the face amount of the account receivable; provided however, that based upon when each invoice gets paid, Crown shall pay STW Energy a rebate percentage of between 0-18.5% of the related invoice. Each account receivable purchased by Crown will be subject to a discount fee of 1.5% of the gross face amount of such purchased account for each 30 day period (or part thereof) the purchased account remains unpaid. Crown will generally have full recourse against STW Energy in the event of nonpayment of any such purchased account. As of June 30, 2014 and December 31, 2013, respectively, there were no accounts receivables subject to recourse due to nonpayment of the purchased accounts.

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

NOTE 4 – NOTES PAYABLE

The Company’s notes payable at June 30, 2014 and December 31, 2013, consisted of the following:

	June 30,	December 31,
Name	2014	2013

14% Convertible Notes	$2,326,517	$2,904,736
12% Convertible Notes	100,000	375,000
Other Short-term Debt	33,280	43,280
Short term note - MKM	30,000	--
Convertible note – JMJ Financial	55,556	--
GE Note	2,100,000	2,100,000
Deferred Compensation Notes	279,095	279,095
Revenue participation notes	852,702	852,702
Crown Financial note	986,310	683,036
Equipment finance contracts	119,670	137,573
Capital lease obligation	20,015	23,300
Unamortized debt discount	(116,100)	(107,221)
Total debt	6,787,045	7,291,501
Less: Current Portion	(3,668,471)	(4,668,492)
Total long term debt	$3,118,574	$2,623,009

14% Convertible Notes

Between November 2011 and September 2012, the Company issued a series of 14% convertible notes payable to accredited investors.  The Company also issued 20,167,871 two year warrants to purchase common stock at an exercise price of $0.20 per share.  These notes are convertible into 41,734,038 shares of the Company’s common stock.

The Company valued the warrants and the embedded conversion feature at inception using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.17% - 0.33%; expected volatility of 100%. The estimated fair value of the warrants was $81,656 and the embedded conversion feature was $35,546 at issuance and was recorded as a derivative liability at such time in the accompanying consolidated balance sheets. The warrants and embedded conversion feature are included in the derivative liabilities account each reporting period as the Company has insufficient authorized shares to settle outstanding contracts (see Note 5). On July 12, 2013, the Company increased its share authorization to 250,000,000 shares, adjusted the gain or loss on the change in fair value through the statement of operations and then reclassified this derivative liability to equity due to the availability of sufficient authorized shares to settle these outstanding contracts.

As of June 30, 2014 and December 31, 2013, the aggregate principal balances of these notes are $2,326,517 and $2,904,736, respectively. During the six month period ended June 30, 2014, the Company converted principal and accrued interest of $973,869 in exchange for 9,770,008 shares of the Company’s common stock. The value of the stock issued was $781,337 resulting in additional interest expense of $192,532 upon the conversion of convertible debt. During the three month period ended June 30, 2014, the Company converted principal and accrued interest of $741,912 in exchange for 9,273,900 shares of the Company’s common stock. The value of the stock issued was $927,390 resulting in additional interest expense of $185,478 upon the conversion of convertible debt. As June 30, 2014, the total of outstanding 14% convertible notes is $2,326,517 of which $294,752 matured on November 30, 2013 and is in default, however, as of October 21, 2014, none of the note holders have declared the notes in default. During the six month period ended June 30, 2013, the Company converted principal of $25,000. There was no additional activity in the three months ending June 30, 2013 in this area.

As of June 30, 2014 and December 31, 2013, $171,892 of the 14% convertible notes is payable to related parties.

12% Convertible Notes

Between April 2009 and November 2010, the Company issued a series of 12% notes payable to accredited investors that matured on November 30, 2011 and are currently in default.  At June 30, 2014, the remaining balance is $100,000. The Company also issued 1,641,496 warrants to purchase common stock at an exercise price of $0.02 per share that expire at various dates through 2015. The notes are convertible into 28,282,534 shares of the Company’s common stock.

During the six months ended June 30, 2014, the Company issued 6,824,500 shares of its common stock valued at $614,205 in payment of $225,000 of principal and $116,225 accrued interest (total of $341,225). The conversion of these notes payable and accrued interest for common stock resulted in a non-cash charge of $272,980 to the derivative liability upon the conversion of convertible debt. During the six months ended June 30, 2013, the Company issued 7,928,000 shares of its common stock in payment of $240,000 of principal and $123,191 accrued interest (total of $363,191). During the three months ended June 30, 2013, the Company issued 1,103,500 shares of its common stock valued at $66,209 at the date of issuance, resulting in an expense of $44,243, in payment of $15,000 of principal and $6,966 accrued interest. Additionally, the Company paid $50,000 of principal and $5,532 in accrued interest on two notes.

Other Short-Term Debt

Other short term debt is comprised of a note payable to an accredited investor in the amount of $33,280. The Company did not make its required payments during 2013 or 2014 and the balance is in default.

On January 1, 2014, the Company issued a $30,000 short term note from an investor, MKM Capital. The note bears interest at 8% and matures on January 1, 2015.  The balance of the note payable as of June 30, 2014, is $30,000.

Convertible note payable with original issue discount

On March 19, 2014, the Company issued a $500,000 convertible note to JMJ Financial, an accredited private investor.  The note bears interest at 6% and matures on March 19, 2016. The note is convertible under a variable conversion price formula that is based on the lesser of $0.11 per share of 60% of the lowest trade price in the 25 trading days previous to the conversion date. The note bears a $50,000 original issue discount which would yield $450,000 of net cash proceeds to the Company.  As of June 30, 2014, the Company has drawn $50,000 cash proceeds from this note. The $50,000 cash draw plus the applicable pro-rata original issue discount results in a gross note payable balance of $55,556. The value of the conversion feature of this note, accounted for as a liability, was determined under the Black-Scholes pricing model to be $92,592 as of the date of issuance, of which $42,592 was recorded as a financing cost in the condensed consolidated statement of operations and $50,000 was recorded as a loan discount.  The conversion feature and the original issue discount have been recorded as a loan discount of $55,556 that will be amortized as interest expense over the term of the note under the effective interest method. The effective interest rate of this note was determined to be 25.7%.

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

Under the terms of the August 31, 2010 note, interest at the rate of WSJ prime plus 2% is due on the note, upon default, interest is due at the maximum legal rate which is 10% in the state of Texas. The note matured on September 1, 2013, and is in default. Interest on the note through June 30, 2014 and December 31, 2013, has been accrued pursuant to the terms of the note through May 6, 2012, interest upon default on May 7, 2012, has been accrued at the maximum default rate in the state of Texas which is 10%.

As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the GE Note.

On May 22, 2013, GE filed a lawsuit against STW in the Supreme Court of the State of New York, County of New York, Index No. 651832/2013 (the “GE Lawsuit”).  Although the lawsuit arises out of STW’s obligations to GE under its Settlement Agreement with GE (upon which STW owed GE $2.1 million plus interest, GE has elected to forgo suit on the settlement amount and sue STW for the original debt of $11,239,437, plus interest and attorneys’ fees (the “Original Debt”).  As such, STW filed its Answer and, asserted that it is entitled to and shall pursue all of its available legal and equitable defenses to the Original Debt, inasmuch as GE has, among other things, failed to discount the Original Debt sued upon by the amounts that it recovered through re-use and re-sale of the equipment it fabricated for STW. Management has not accrued the original amount of the debt because the probability of recovery is remote.  (See Note 9)

Deferred Compensation Notes

As of June 30, 2014, and December 31, 2013, the Company has a balance of $279,095 payable under deferred compensation, non-interest bearing, notes to its former Chief Executive Officer and its in house counsel. The notes matured December 31, 2012, and the notes are in default.

Revenue Participation Notes

As of June 30, 2014 and December 31, 2013, the Company has an outstanding balance of $852,702 of Revenue Participation Notes comprised as follows:

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

Note payable to Crown Financial, LLC, a related party

On June 26, 2013, STW Energy Services, LLC entered into a loan agreement with Crown Financial, LLC for a $1.0 million loan facility to purchase machinery and equipment for STW Energy Services. Crown Financial, LLC is a related party in that it holds a 25% non-controlling interest in our subsidiary: STW Energy Services, LLC. The note matures on June 25, 2016, and bears interest at 15%. Commencing November 1, 2013, monthly principal and interest payments are due on the note over a thirty-three month period. The note is secured by all assets of STW Energy Services. LLC. As of June 30, 2014 and December 31, 2013, the Company had drawn down $986,310 and $683,036, respectively, of this loan facility.

In lieu of a cash loan fee, the Company issued 4,000,000 warrants in connection with this loan agreement. These warrants have an exercise price of $0.20, are immediately exercisable and have a two year maturity.  The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.25%; expected volatility of 623%. The Company estimated the value of the warrants to be $159,996 and recorded this loan fee as a deferred loan cost to be amortized to interest expense over the term of the loan.  Related party interest expense for this loan was $47,040 and $83,746 for the three and six months ended June 30, 2014, respectively. There was no such expense for the three and six months ended June 30, 2013.

Equipment Finance Contracts

During 2013, the Company financed the purchase of vehicles and other equipment with equipment finance contracts from various banks and finance institutions.  The contracts mature in three to five years and bear interest at rates ranging from 4.7% to 8.0%. The contracts are secured by the associated equipment. As of June 30, 2014 and December 31, 2013, respectively, the Company has an aggregate balance of $119,670 and $137,573 payable on these equipment finance contracts.

Capital lease obligation

During 2013, the Company entered into a capital lease of a modular office trailer. The lease contract calls for forty eight (48) monthly payments of $593 with a purchase option at the end of the lease. The Company determined the value of the capital lease to be $23,300 with an implicit interest rate in the lease of 10%. As of June 30, 2014 and December 31, 2013, the principal balance on this capital lease is $20,015 and $23,300, respectively.

For the six month periods ended June 30, 2014 and 2013, interest expense on all notes payable described above was $945,505 and $560,562, respectively, which included $90,833 and $56,872, respectively, of amortization of debt discount and debt issuance costs. For the three months ended June 30, 2014 and 2013, interest expense on all notes payable described above was $507,903 and $212,685, respectively. This included $47,032 and $28,084, respectively, of amortization of debt discount and debt issuance. There was no interest capitalized in 2014 or 2013.

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

The following table presents our warrants and embedded conversion options which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of June 30, 2014 and December 31, 2013:

	For the six months ended June 30, 2014	For the year ended December 31, 2013
Annual dividend yield	0%	0%
Expected life (years)	0.00– 0.50	0.00 – 0.60
Risk-free interest rate	0.11% - 0.25%	0.11% - 0.25%
Expected volatility	623%	623%

	June 30, 2014	December 31, 2013
Embedded Conversion features	$897,522	$1,467,579
Warrants	230,630	163,406
	$1,128,152	$1,630,985

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value on a recurring basis for each reporting period-end.

	For the six months ended June 30, 2014	For the year ended December 31, 2013
Balance beginning	$1,630,985	$1,046,439
Change in derivative liability due to increased share authorization	--	(1,977,372)
Value of derivative liability associated with JMJ note payable	42,592
Value of derivative liability attributable to conversion of notes payable and accrued interest	(715,981)	--
Change in derivative liability associated with conversion of notes payable and accrued interest	(272,980)
Change in fair value	443,536	2,561,918
Balance ending	$1,128,152	$1,630,985

The reduction in fair value of the derivative liability is largely attributable to the effect on the derivative liability from the payment of $50,000 of notes and the conversion of $225,000 of notes, and related accrued interest.

NOTE 6 – RELATED PARTY TRANSACTIONS

Officers’ Compensation

During six month periods ended June 30, 2014 and 2013, we incurred $75,000 and $75,000, respectively, in officers’ compensation due our Director, Chairman and CEO, Mr. Stanley Weiner. During three month periods ended June 30, 2014 and 2013, we incurred $37,500 and $37,500, respectively. As of June 30, 2014 and December 31, 2013, the balances of $338,083 and $263,083, respectively, were payable to Mr. Weiner for his officers’ salary.

During six month periods ended June 30, 2014 and 2013, we incurred $75,000 and $75,000, respectively, in officers’ compensation due our Director and Chief Operating Officer, Mr. Lee Maddox. During three month periods ended June 30, 2014 and 2013, we incurred $37,500 and $37,500, respectively.  As of June 30, 2014 and December 31, 2013, the balances of $245,500 and $170,500, respectively, were payable to Mr. Maddox for his officers’ salary.

During six month periods ended June 30, 2014 and 2013, we incurred $45,000 and $45,000, respectively, in general counsel services fees expense with Seabolt Law Group, a firm owned by our Director and General Counsel, Mr. Grant Seabolt. During three month periods ended June 30, 2014 and 2013, we incurred $22,500 and $22,500, respectively.  As of June 30, 2014 and December 31, 2013, the balances of $143,583 and $121,083, respectively, were payable to Seabolt Law Group for these services.

During six month periods ended June 30, 2014 and 2013, we incurred $317,118 and none, respectively, in CFO, audit preparation, tax, and SEC compliance services expense with Miranda & Associates, a Professional Accountancy Corporation, and Miranda CFO Services, Inc., firms owned by our Chief Financial Officer, Mr. Robert J. Miranda. During three month periods ended June 30, 2014 and 2013, we incurred $168,520 and none, respectively.  As of June 30, 2014 and December 31, 2013, the balance of $172,956 and $24,060, respectively, were payable to these firms for these services. During the three and six months ended June 30, 2014, we paid Miranda & Associates in the form of common stock 751,750 shares of common stock valued at $72,175 toward these fees. As of June 30, 2014, we have agreed to pay 1.0 million in share of common stock valued at $100,000 toward these obligations, leaving a cash payable balance due of $72,756 as of June 30, 2014.

During six month periods ended June 30, 2014 and 2013, we incurred $60,000 and none, respectively, in officers’ consulting fees due to our Chief Operating Officer, Mr. Joshua Brooks. During three month periods ended June 30, 2014 and 2013, we incurred $30,000 and none, respectively. During the six month period ended June 30, 2014, we also incurred with Mr. Joshua Brooks a performance bonus comprised of 2.0 million shares of the Company’s common stock valued at $120,000. As of June 30, 2014 and December 31, 2013, the balance of $60,000 and $30,000, was payable to Mr. Brooks for his officers’ salary. Under the terms of his employment agreement, Mr. Brooks is paid in common stock in lieu of cash compensation. These stock awards are accrued as fees payable in common stock the awards are vested.

During six month periods ended June 30, 2014 and 2013, we incurred $100,000 and none, respectively, in officers’ salary due to the President of our wholly-owned subsidiary, STW Pipeline Maintenance & Construction, LLC. Mr. Adam Jennings. During three month periods ended June 30, 2014 and 2013, we incurred $50,000 and none, respectively. During the six month period ended June 30, 2014, we incurred with Mr. Adam Jennings a signing bonus comprised of 1,600,000 shares of the Company’s common stock valued at $148,000. During the three month period ended June 30, 2014, we incurred with Mr. Adam Jennings a signing bonus comprised of 1,300,000 shares of the Company’s common stock valued at $127,000. As of June 30, 2014 and December 31, 2013, the balance of $100,000 and $21,000, was payable to Mr. Jennings for the value of signing bonuses due under his employment agreement. These stock awards are accrued as fees payable in common stock as the awards are vested.

Board and Advisory Board Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.  In December 2011, the Board voted to authorize the issuance of shares in lieu of cash compensation for past services.

Per the Director Agreements, the Company compensates each of the directors through the initial grant of 200,000 shares of common stock and the payment of a cash fee equal to $1,000 plus travel expenses for each board meeting attended, and $75,000 per year as compensation for serving on our board of directors. For the six months ended June 30, 2014 and 2013, the Company incurred board of director fees of $337,500 and $304,824, respectively. For the three months ended June 30, 2014 and 2013, the Company incurred board of director fees of $168,750 and $163,012, respectively.  During the three and six months ended June 30, 2014, the Company issued zero and 5,581,568 shares of its common stock in payment of these fees, valued at zero and $558,167, respectively. As of June 30, 2014 and December 31, 2013, the Company has accrued compensation due to its directors (both current and former) of $271,067 and $491,724, respectively.

As of June 30, 2014 and December 31, 2013, the Company has $1,233,060 and $139,763, respectively, of related party payables to Black Pearl Energy, LLC, a company controlled by the Company’s CEO, COO, and General Counsel. During six months ended June 30, 2014 and 2013, the Company, had sales of $77,378 and none, respectively, to Black Pearl Energy, LLC, a related party. During three months ended June 30, 2014 and 2013, the Company, had sales of $37,386 and none, respectively.

As of June 30, 2014 and December 31, 2013, the Company has a related party payable of $193,553 and $132,490, respectively, to Dufrane Nuclear, Inc. a company controlled by Mr. Joshua Brooks, the Company’s Chief Operating Officer.

Line of credit with Black Pearl Energy, LLC

On March 19, 2014, we entered into a Line of Credit Agreement (the "Credit Agreement") with Black Pearl Energy, LLC ("Black Pearl"), an entity controlled by Stan Weiner and Lee Maddox, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and one of our directors: Grant Seabolt.  Pursuant to the Credit Agreement, Black Pearl issued us a $2,000,000 line of credit, of which $749,334 has been advanced as of June 30, 2014. The credit was issued in the form of a promissory note (the "Note").  We must pay back all advanced funds on or before August 1, 2014, although such date will be extended to September 30, 2014 if we do not receive gross proceeds of no less than $6,000,000 resulting from either or both of: (a) the consummation of one or more private placements of debt or equity securities, not including the funds received pursuant to the Credit Agreement; or (b) the filing of a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) for an initial public offering of our securities.  Interest accrues at 11% per annum.  To further induce Black Pearl to issue us the line of credit, we agreed to issue them 1,500,000 restricted shares of our common stock and a $25,000 transaction fee to be paid on the final closing date of the credit line.

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

Name and Title	Date of Agreement	Amount of Personal Guaranty		Guaranty Shares
Joshua Brooks, Chief Operating Officer	September 24, 2013	$45,800	(1)	382,000

(1) Pursuant to the service agreement with Mr. Brooks, any amounts due on a related defaulted lease in excess of 20% of the amount of the personal guaranty, shall be the Company's obligation.  If Brooks' employment with the Company is terminated, the Company shall use its best commercial efforts to have it or a third party assume Brooks' guarantee obligations.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. However, as of the date of this Report, no such shares are issued or outstanding and the Company does not currently have any plans to issue shares of such stock.

Common Stock

The Company has authorized 250,000,000 shares of common stock with a par value of $0.001.  During the six months ended June 30, 2014 and 2013, the Company issued common shares as follows:

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

During January, 2014, the Company issued an aggregate of 7,320,608 shares of its common stock valued at $660,684 upon the conversion of a 14% convertible note and two 12% convertible notes (see Note 5).

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

In August 2014 the Company issued 4,375,000 shares of common stock on a unit share offering at $0.10 for proceeds of $437,500. The Company also issued 650,000 shares to consultants in lieu of paying Consultant fees of $49,000.

In September 2014 the Company issued 60,000 shares of common stock to a consultant in lieu of paying Consultant fees of $4,800, and issued an additional 575,000 shares to employees as signing bonuses.

On September 23, 2014, 600,000 shares of common stock were issued to three employees at $0.22 per share as part of their employment/signing bonuses.

On October 15, 2014, the Company issued 779,525 shares of common stock to an investor at a unit value of $0.12 per share.

As of June 30, 2014, the Company had the following securities outstanding which gives the holder the right to acquire the Company’s common stock outstanding:

	Number of
	Underlying
	Common	Exercise
Security	Shares	Price	Expire
Warrants associated with the 12% Convertible Notes	1,641,496	0.02	2014-2015

Warrants associated with June-September 14% Convertible Notes	425,000	0.20	2014

Warrants associated with November 14% Convertible notes	2,777,500	0.20	2014
Warrants associated with 2013 Revenue Participation Notes	1,110,230	0.20 – 0.30	2015
Warrants issued to Crown Financial, LLC	4,000,000	0.20	2016
Warrants issued on $20,000 short term loan	200,000	0.20	2015
Warrants issued with 2013 and 2014 Unit Share Offerings	10,281,250	0.20	2015
Sub-total of Warrants outstanding	20,435,476
Common stock associated with the 12% Convertible Notes plus accrued interest	8,049,315	0.02	2014
Common stock associated with Pipeline Convertible Revenue Participation notes	1,725,958	0.12	2015
Common stock associated with 14% convertible notes plus accrued interest	33,504,187	0.08	2015
Common stock associated with 2013 and 2014 Unit Share Offerings	6,875,000	0.08	2015
Common stock associated with the JMJ notes	629,630	various
Common stock payable as fees	7,398,407	various
Total	78,617,973

Warrants

A summary of the Company’s warrant activity and related information during the six months ended June 30, 2014 follows:

	Number of Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	18,340,726	$1.21	1.07	$131,320
Issued	8,281,250	0.19	2.0
Exercised	-
Forfeited	-
Cancelled	(1,875,000)	0.20
Expired	(4,311,500)	5.32
Outstanding at June 30, 2014	20,435,476	$0.19	1.41	$131,320
Exercisable	20,435,476	$0.19	1.41	$131,320

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

Future minimum lease payments under the capital lease and operating lease as of June 30, 2014, are as follows:

Years ending December 31:	Capital Lease	Operating Lease	Totals
2014	$3,558	$58,500	$62,058
2015	7,116	117,000	124,116
2016	7,116	117,000	124,116
2017	5,930	117,000	122,930
Thereafter		321,750	321,750
Total minimum lease payments	23,720	731,250	754,970
Less interest	(3,705)
Capital lease obligation	20,015
Less current portion	(5,012)
Long-term capital lease obligation	$15,003

Rental expense for all property and equipment operating leases during the six month periods ended June 30, 2014 and 2013, respectively, was $1,952,136 and $7,044. Rental expense for all property and equipment operating leases during the three month periods ended June 30, 2014 and 2013 were $1,431,940 and $3,524, respectively. Related party rental expense during the six months ended June 30, 2014 and 2013, was $327,134 and none, respectively. Related party rental expense during the three months ended June 30, 2014 and 2013, was $268,436 and none, respectively.

Product Purchase and Manufacturing license agreement

On June 20, 2014, the Company entered into an exclusive product purchase and manufacturing license agreement with Salttech B.V, (“Salttech”) a company based in the Netherlands. The agreement provides exclusive rights to purchase Salttech’s DyVaR devices which are used to remove salinity from brackish/brine water streams. The agreement grant’s to the Company exclusive United States rights to purchase these products for use in the municipal and oil & gas industries.  The agreement also grants to the Company the right of first refusal for this technology in North America.

The initial term of the agreement is for five years and is renewable automatically for five years and every five year period unless terminated by written notice of the parties at least three months before the termination date.

The initial royalty for the first year of the agreement is for $324,000, payable quarterly beginning with the calendar quarter starting July 1, 2014 as follows: Q3 2014 $60,000, Q4 2014 $60,000, Q1 2015 $100,000 and Q2 2015 $104,000.  The Company also agreed to pay a continuing royalty of $240,000 per year for years 2-5, plus 3% of the invoice price of any products sold by the Company under the agreement.  The Company also agreed to issue 400,000 shares of its common stock in consideration of this agreement.

As of June 30, 2014, the minimum royalty obligation payable under this agreement is as follows:

Years ending December 31:	Minimum Royalty Obligation
2014	$160,000
2015	324,000
2016	240,000
2017	240,000
2018	240,000
Thereafter	120,000
Total minimum lease payments	1,324,000

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

Employment Agreements

The Company has an employment agreement with Joshua Brooks that expired on September 19, 2014, but is renewable by mutual consent of the Company and Mr. Brooks. The agreement entitles Mr. Brooks to an annual salary of $120,000.  The Company’s subsidiary, STW Pipeline Maintenance & Construction, LLC, has an employment agreement with Adam Jennings that expired on September 22, 2014, but is renewable by mutual consent of the Company and Mr. Jennings. The employment agreement for Mr. Jennings has been renewed and we are currently in negotiations with Mr. Brooks.

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

Contingencies

GE Ionics, Inc. Lawsuit. On May 22, 2013, GE filed a lawsuit against STW in the Supreme Court of the State of New York, County of New York, Index No. 651832/2013 (the “GE Lawsuit”).   Although the lawsuit arises out of STW’s obligations to GE under its Settlement Agreement with GE (described more fully in Item 3, GE Ionics Settlement Agreement), upon which STW owed GE $2.1 million plus interest, GE has elected to forgo suit on the settlement amount and sue STW for the original debt of $11,239,437, plus interest and attorneys’ fees (the “Original Debt”).  As such, STW filed its Answer and asserted that it is entitled to and shall pursue all of its available legal and equitable defenses to the Original Debt, inasmuch as GE has, among other things, failed to discount the Original Debt sued upon by the amounts that it recovered through re-use and re-sale of the equipment it fabricated for STW. Management has not accrued the original amount of the debt because the probability of recovery is remote.  The lawsuit is in the discovery phase of litigation.

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

Arbitration Judgment

Viewpoint Securities, LLC Arbitration. On or about July 9, 2012, the Company and Stan Weiner, the Company's chief executive officer, received a demand for arbitration with the American Arbitration Association. The demand was filed by Viewpoint Securities LLC ("VP") who entered into an engagement agreement, dated March 9, 2008 (as amended on March 9, 2008, November 10, 2008, January 1, 2009, February 5, 2010, and December 1, 2010), with STW whereby the Company retained VP to act as its financial and capital markets advisor regarding equity and debt introduced by VP to the Company. The demand alleged breach of contract, breach of the covenant of good faith and fair dealings, negligence prayer for commissions and expenses incurred by VP in its efforts to provide introductions and attempt to provide financing to the Company from March 9, 2008 through February 2, 2012, the date of termination of the Agreement. VP seeks, among other things, $216,217 and a warrant to purchase 566,667 shares of the Company's common stock, payment of a $15,000 promissory note plus 3+ years of interest at 12%, attorneys' fees of $18,000 and costs of arbitration for filing fees and hearing fees. The Company believed it had valid defenses and contested these claims vigorously. On August 18, 2012, VP dismissed Stan Weiner from the claim with prejudice. A final arbitration hearing was held on February 3, 2014. On April 1, 2014, the Arbitrator issued an Award in favor of Viewpoint for $196,727 on Viewpoint's claim for $216,217 in fees and expenses, plus $5,541 in arbitration hearing fees and expenses; interest shall accrue at the rate of 10% per annum on any unpaid portion of the award commending April 1, 2014. The Arbitrator denied Viewpoint's claims related to the Company's warrants, a $15,000 promissory note plus 12% interest and for $18,000 in attorneys' fees.  The Award is final and Viewpoint has expressed an intention of attempting to enforce the Award through judicial means. The full amount of this award has been accrued for in Accounts Payable.

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

The accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). The following is a list of methodologies that we use for segment reporting that differ from our external reporting:

•	Liabilities including accounts payable, notes payable, and other liabilities are managed at the corporate level and not included in segment operations.
•	Interest expense and change in derivative liabilities are managed at the corporate level and not included in segment operations.

Segment Operations

	Six months ended June 30, 2014
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Revenues	$10,051	$9,204,076	$--	$9,214,127
Costs of revenues	--	8,457,299	--	8,457,299
Operating expenses	219,585	1,948,574	3,698,149	5,866,308
Other income (expense)	--	--	(1,389,041)	(1,389,041)
Segment income (loss)	$(209,534)	$(1,201,797)	$(5,087,190)	$(6,498,521)

	Three months ended June 30, 2014
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Revenues	$10,051	$5,603,297	$--	$5,613,348
Costs of revenues	--	5,276,057	--	5,276,057
Operating expenses	88,037	1,212,795	2,115,525	3,416,357
Other income (expense)	--	--	(964,712)	(964,712)
Segment income (loss)	$(77,986)	$(885,555)	$(3,080,237)	$(4,043,778)

	Six months ended June 30, 2013
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Revenues	$541,000	$--	$--	$541,000
Costs of revenues	459,634	--	--	459,634
Operating expenses	--	--	1,059,050	1,059,050
Other income (expense)	--	--	(2,296,931)	(2,296,931)
Segment income (loss)	$81,366	$--	$(3,355,981)	$(3,274,615)

	Three months ended June 30, 2013
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Revenues	$--	$--	$--	$--
Costs of revenues	--	--	--	--
Operating expenses	--	--	452,286	452,286
Other income (expense)	--	--	225,500	225,500
Segment income (loss)	$--	$--	$(226,786)	$(226,786)

Segment Assets

	June 30, 2014
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Current Assets	$40,000	$3,236,267	$555,172	$3,831,439
Fixed assets	--	975,387	89,780	1,065,167
Other assets	-	--	141,274	141,274
Segment Assets	$40,000	$4,211,654	$786,226	$5,037,880

	December 31, 2013
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Current Assets	$--	$--	$583,581	$583,581
Fixed assets		--	746,638	746,638
Other assets			--	--
Segment Assets	$--	$--	$1,515,647	$1,515,647

NOTE 10 – SUBSEQUENT EVENTS

Litigation

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

Unit offering of Common Shares

During the period July 1, 2014 through October 21, 2014, we sold an aggregate of 5,590,000 units pursuant to a Share Purchase Agreement (the "Purchase Agreement") to thirty six (37) accredited investors (the "Investors"), each consisting of (a) one share of common stock and (b) one, 2 year, common stock purchase warrant to purchase one share of common stock at an exercise price of $0.20 per share, subject to adjustment (the "Warrants," collectively with the shares of common stock, the "Units").  Each Unit had a purchase price of $0.10, and the Company received an aggregate of $559,000 in gross funding in the transaction (the "Offering").

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

Shares Issued

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

Extension of 14% convertible notes payable and Shares Issued in Connection with Note Payable

In August 2014 the Company issued 4,375,000 shares of common stock on a unit share offering at $0.10 for proceeds of $437,500. The Company also issued 650,000 shares to consultants in lieu of paying Consultant fees of $49,000.

In September 2014 the Company issued 60,000 shares of common stock to a consultant in lieu of paying Consultant fees of $4,800, and issued an additional 575,000 shares to employees as signing bonuses.

On September 23, 2014, 600,000 shares of common stock were issued to three employees at $0.22 per share as part of their employment/signing bonuses.

On October 15, 2014, the Company issued 779,525 shares of common stock to an investor at a unit value of $0.12 per share.

In fiscal 2013, the Board received written consent from a majority of its shareholders authorizing management to effect up to a 10-to-1 reverse split of all authorized and outstanding shares of the Company's common stock for up to twelve months (the "Authorization"), which expires in November 2014.  Management has now determined to effect a 1 for 6 reverse stock split on November 7, 2014 (the "Reverse Split").  For more information about the authority granted, please see the Information Statement on Schedule 14C that the Company filed with the SEC on October 21, 2013.  Following the Reverse Split, every six shares will be combined and converted into 1 share of the Company's Common Stock (with any fraction shares being rounded up to the nearest whole number).  Shareholders will not need to return their stock certificates; the Certificates shall be payable upon surrender; the transfer agent will electronically update all stock certificates then outstanding to reflect the reverse split. Although these actions did not occur during the period covered by this Report, now that they have decided to effect the Reverse Split, management believes it was important to disclose same in its next filing, which is this Report.  We are currently working to supply FINRA with all of the materials it requires to approve the Reverse Split, without which, we cannot effect the Reverse Split.

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

As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations. Our continuation as a going concern subsequent to the quarter ended June 30, 2014 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. Based on our current business plan, we currently estimate we will need up to an additional $5 million of new capital to execute our business plan over the next six months.  There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern.

Three months ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Our revenue, operating expenses, and net loss from operations for the three month period ended June 30, 2014 as compared to the three month period ended June 30, 2013, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended June 30:
	2014	2013	Change	% Change Increase (Decrease)
NET REVENUES	$5,613,348	$--	$5,613,348	100.0%
COSTS OF REVENUES	5,276,057	--	5,276,057	100.0%
Gross Profit	337,291	--	337,291	100.0%
OPERATING EXPENSES:
Research & development	56,465	9,118	47,347	519.3%
Sales and marketing	266,681	--	266,681	100.0%
General and administrative	3,029,495	443,168	2,586,327	583.6%
Depreciation	63,716	--	63,716	100.0%
Total operating expenses	3,416,357	452,286	2,964,071	655.4%
Loss from operations	(3,079,066)	(452,286)	(2,626,780)	580.8%
Interest expense	(507,903)	(212,685)	(295,218)	138,8%
Change in derivative liability	(456,809)	438,185	(894,994)	204.3%
Share of net loss of subsidiary attributable to non-controlling interest	10,641	(771)	11,412	1480.2%
Net Loss	$(4,054,419)	$(226,015)	$(3,828,404)	1693.9%

Net Revenues:  During the three months ended June 30, 2014, we realized $10,051 from our water reclamation business segment and $5,603,297 of revenues from our oil & gas services business segment, including $37,386 from a related party. During the three months ended June 30, 2013, we realized no revenues from any of our business segments. The increase in revenues between the quarter ended June 30, 2014 and 2013 is $5,613,348 or 100.0% due largely to the increase in oil & gas services, which had not commenced activities at June 30, 2013.

Cost of Revenues:  Total costs of revenues for the three months ended June 30, 2014 were $5,276,057 as compared to none for the three months ended June 30, 2013, an increase of $5,276,057 or 100.0%. The increase in costs of revenue is attributable to the increased revenues from our oil & gas services business segment. Costs of revenues during the three months ended June 30, 2014, are comprised of labor, fringe benefits, equipment rental, and other costs of providing oil & gas services.

Gross Profit:  During the three and six months ended June 30, 2014, we realized a gross profit of $327,240 and $656,777, respectively from our oil & gas services business segment compared to none during the three and six months ended June 30, 2013 as our oil & gas services business had not yet commenced. During the three and six months ended June 30, 2013, we realized a gross profit of zero and $81,366, respectively from the contract to design, build and deliver a proprietary water desalinization facility compared to $10,051 during the three and six months ended June 30, 2014 as our water desalinization business has a longer sale cycle.

Research and development expenses:  Research and development expenses increased by $47,347 or 519.3% to $56,465 for the three months ended June 30, 2014 from $9,118 for the three months ended June 30, 2013.  The increase in research and development expenses are attributable to our water reclamation business segment.

Sales and marketing expenses:  Sales and marketing expenses increased by $266,681 or 100.0% to $266,681 for the three months ended June 30, 2014 from none for the three months ended June 30, 2013.  The increase in sales and marketing expenses are attributable to increased expenses of our oil & gas services business segment.

General and Administrative Expense: General and administrative expenses increased $2,586,327 or 583.6% to $3,029,495 for the three months ended June 30, 2014 from $443,168 for the three months ended June 30, 2013.  Our general and administrative expenses for the three months ended June 30, 2014 consisted of payroll and related taxes of $821,578, professional fees of $175,259, consulting fees of $3,472, insurance of $50,443, management fees of $644,253, salaries and wages of $687,538, penalties of $478,202, and board of director fees of $168,750, for a total of $3,029,495. Our general and administrative expenses for the three months ended June 30, 2013  consisted of payroll and related taxes of $57,066, professional fees of $136,868, consulting fees of $75,129, insurance of $11,093, and board of director fees of $163,012, for a total of $443,168.

The primary reasons for the increase in comparing the three months ended June 30, 2014 to the corresponding period for 2013 was mainly due to the rapid ramp-up of the business since the prior year which caused an increase in business development expenses, increase in salaries and benefits for employees, increase in professional services and consulting fees, increase in management fees, increased penalties related to payroll taxes, and the increase in the board of director fees.  During the three month periods ended June 30, 2014 and 2013, non-cash stock based compensation expenses relating to consulting and other fees included in general and administrative expenses were $1,331,761 and none, respectively.

Interest Expense:  Interest expense increased by $295,218 to $507,903 for the three month period ended June 30, 2014 from $212,685 for the three month period ended June 30, 2013.  The increase is due to additional interest expenses incurred on additional debt financing incurred by us since June 30, 2013, including $185,478 of additional interest expense attributable to the conversion of a note payable and accrued interest for common shares having a value greater than the carrying value of the note and accrued interest.

Change in derivative liability: During the three month period ended June 30, 2014, we recorded a $456,809 increase in the fair value of the derivative liability from March 31, 2014.  During the three month period ended June 30, 2013, we recorded a $438,185 decrease in the derivative liability from March 31, 2013, a net difference of $894,994 between the three months ended June 30, 2014 and 2013. The increase in the derivative liability during the three months ended June 30, 2014 is attributable to the reduction of the remaining term of outstanding warrants, offset by the effect of increased share values as of June 30, 2014. The reason for the increase in the derivative liability for the three months ended June 30, 2013 was mainly due to the change in the fair value of derivatives attributable to the increase in volatility rate from 100% for 2012 to a historical rate of 623% for 2013.

Non-controlling interest in Net Loss:  During the three months ended June 30, 2014 and 2013, we reported $10,641and $771, respectively, as the non-controlling interest in the net loss of our STW Energy Services, LLC subsidiary. This non-controlling interest in the net loss represents of a 25% non-controlling interest in the net loss of STW Energy Services, LLC, and a subsidiary company.

 Net Loss:  Net loss increased by $3,828,404, or 1693.9%, to a net loss of $4,054,419 for the three month period ended June 30, 2014 from a net loss of $226,015 for the three month period ended June 30, 2013.  This net loss reflects the increased revenues with improved gross margin, less increased operating expenses and change in derivative liability discussed above.

Six months ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Our revenue, operating expenses, and net loss from operations for the six month period ended June 30, 2014 as compared to the six month period ended June 30, 2013, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Six Months Ended June 30:
	2014	2013	Change	% Change Increase (Decrease)
NET REVENUES	$9,214,127	$541,000	$8,673,127	1,603.2%
COSTS OF REVENUES	8,457,299	459,634	7,997,665	1,740.0%
Gross Profit	756,828	81,366	675,462	830.2%
OPERATING EXPENSES:
Research & development	151,955	9,118	142,837	1,566.5%
Sales and marketing	439,189	--	439,189	100.0%
General and administrative	5,158,764	1,049,932	4,108,832	391.3% %
Depreciation	116,400	--	116,400	100.0%
Total operating expenses	5,866,308	1,059,050	4,807,258	453.9%
Loss from operations	(5,109,480)	(977,684)	(4,131,796)	422.6%
Interest expense	(945,505)	(560,562)	(384,943)	68.7%
Change in derivative liability	(443,536)	(1,736,369)	1,292,833	74.5%
Share of net loss of subsidiary attributable to non-controlling interest	(30,928)	(771)	30,157	3911.4%
Net Loss	$(6,467,593)	$(3,273,844)	$(3,193,749)	97.6%

Net Revenues:  During the six months ended June 30, 2014, we realized $10,051 from our water reclamation business segment, $9,126,698 of revenues from our oil & gas services business segment, and $77,378 from a related party. During the six months ended June 30, 2013, we realized $541,000 of revenues from our water reclamation services business segment from the design, build and delivery of a proprietary water desalinization facility and none from our oil & gas services business segment. The increase in revenues between the six months ended June 30, 2014 and 2013 is $8,673,127, or 1,603.2%, is attributable to the increase in oil & gas services segment business, which had not commenced operations at June 30, 2013.

Cost of Revenues:  Total costs of revenues for the six months ended June 30, 2014 were $8,457,299 as compared to $459,634 for the six months ended June 30, 2013, an increase of $7,997,665 or 1,740.0%. The increase in costs of revenue is attributable to the increased revenues from our oil & gas services business segment. Costs of revenues during the three months ended June 30, 2014, are comprised of labor, fringe benefits, equipment rental, and other costs of providing oil & gas services.  Costs of revenues for the six months ended June 30, 2013 are attributable to contract costs to design, build and deliver a proprietary water desalinization facility.

Gross Profit:  During the six months ended June 30, 2014, we realized a gross profit of $756,828 from our oil & gas services business segment compared to $81,366 of gross profit realized during the six months ended June 30, 2013. During the six months ended June 30, 2013, we realized a gross profit from the contract to design, build and deliver a proprietary water desalinization facility of $81,366 compared to none during the six months ended June 30, 2014 as this contract was completed in June 2013.

Research and development expenses:  Research and development expenses increased by $142,837 or 1,566.5% to $151,955 for the six months ended June 30, 2014 from $9,118 for the six months ended June 30, 2013.  The increase in research and development expenses is attributable to our water reclamation business segment.

Sales and marketing expenses:  Sales and marketing expenses increased by $439,189 or 100.0% to $439,189 for the six months ended June 30, 2014 from none for the six months ended June 30, 2013.  The increase in sales and marketing expenses are attributable to increased expenses of our oil & gas services business segment.

General and Administrative Expense: General and administrative expenses increased $4,108,832 or 391.3% to $5,158,764 for the six months ended June 30, 2014 from $1,049,932 for the six months ended June 30, 2013.  Our general and administrative expenses for the six months ended June 30, 2014 consisted of payroll and related taxes of $1,482,584, professional fees of $313,834, consulting fees of $179,154, insurance of $96,385, management fees of $992,103, salaries and wages of $950,205, penalties of $806,999, and board of director fees of $337,500, for a total of $5,158,764. Our general and administrative expenses for the six months ended June 30, 2013 consisted of payroll and related taxes of $64,303, professional fees of $276,532, consulting fees of $389,343, insurance of $13,929, and board of director fees of $305,825, for a total of $1,049,932.

The primary reasons for the increase in comparing the six months ended June 30, 2014 to the corresponding period for 2013 was mainly due to the rapid ramp-up of the business since the prior year which caused an increase in business development expenses, increase in salaries and benefits for employees, increase in professional services and consulting fees, increase in management fees, increased penalties related to payroll taxes, and the increase in the board of director fees.  During the six month periods ended June 30, 2014 and 2013, non-cash stock based compensation expenses relating to consulting and other fees included in general and administrative expenses were $1,755,444 and 210,000, respectively.

Interest Expense:  Interest expense increased by $384,943 to $945,505 for the six month period ended June 30, 2014 from $560,562 for the six month period ended June 30, 2013.  The increase is due to additional interest expenses incurred on additional debt financing incurred by us since June 30, 2013, including $185,478 of additional interest expense attributable to the conversion of a note payable and accrued interest for common shares having a value greater than the carrying value of the note and accrued interest.

Change in derivative liability: During the six month period ended June 30, 2014, we recorded a $443,536 increase in the fair value of the derivative liability from December 31, 2013.  During the six month period ended June 30, 2013, we recorded a $1,736,369 increase in the derivative liability from December 31, 2012.  There is a net difference of $2,179,905 between the six months ended June 30, 2014 and 2013. The increase in the derivative liability during the six months ended June 30, 2014 is attributable to the reduction of the remaining term of outstanding warrants offset by the effect of an increase in the value of shares as of June 30, 2014. The reason for the increase in the derivative liability for the six months ended June 30, 2013 was mainly due to the change in the fair value of derivatives attributable to the increase in volatility rate from 100% for 2012 to a historical rate of 623% for 2013.

Non-controlling interest in Net Loss:  During the six months ended June 30, 2014 and 2013, we reported $30,928 and $771, respectively, as the non-controlling interest in the net loss of our STW Energy Services, LLC subsidiary. This non-controlling interest in the net loss represents of a 25% non-controlling interest in the net loss of STW Energy Services, LLC, and a subsidiary company.

 Net Loss:  Net loss increased by $3,193,749, or 97.6%, to a net loss of $6,467,593 for the six month period ended June 30, 2014 from a net loss of $3,273,844 for the six month period ended June 30, 2013.  This net loss reflects the increased revenues with improved gross margin, less increased operating expenses and change in derivative liability discussed above.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As presented in the consolidated financial statements, we incurred a net loss of $6,467,593 during the six months ended June 30, 2014, and losses are expected to continue in the near term.  The accumulated deficit since inception is $30,822,936 at June 30, 2014.  Refer to Note 7 for our discussion of stockholder deficit.  We have been funding our operations through private loans and the sale of common stock in private placement transactions.  Refer to Note 4 and Note 10 for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing.  These and other factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our oil & gas services and water reclamation services business units before significant positive operating cash flows can be achieved.  Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations.  At June 30, 2014, we had $758,240 of cash on hand.  These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business.  No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us.  Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of June 30, 2014 as compared to December 31, 2013, were as follows:

	June 30, 2014	December 31, 2013
Cash	$758,240	$17,301
Total current assets	$3,831,439	$583,581
Total assets	$5,037,880	$1,515,647
Total current liabilities	$16,949,785	$11,951,231
Total liabilities	$20,068,359	$14,574,240

At June 30, 2014, we had a working capital deficit of $13,118,346 compared to a working capital deficit of $11,367,650 at December 31, 2013.  Current liabilities increased to $16,949,785 at June 30, 2014 from $11,951,231 at December 31, 2013, primarily as a result of accrued penalties and interest, delinquent payroll taxes and board compensation.

Our operating activities used net cash of $1,065,027 for the six months ended June 30, 2014 compared to net cash used in operations of $266,676 for the six months ended June 30, 2013.   The net cash used in operations for the six months ended June 30, 2014, reflects a net loss of $6,467,593, decreased by $2,044,984 in non-cash charges and by $3,357,582 net increase in the working capital accounts.  The net cash used in operations for the six months ended June 30, 2013 reflects a net loss of $3,273,844, decreased by $2,002,470 in non-cash charges and by $1,004,698 net increase in the working capital accounts.

Our investing activities were $107,431 and none for the six months ended June 30, 2014 and June 30, 2013, respectively.  Our investing activities for the six months ended June 30, 2014, include $107,431 purchase of equipment, net of related equipment loans.

Our financing activities resulted in a cash inflow of $1,913,397 for the six months ended June 30, 2014, which represented $30,468 of bank overdraft, related party accounts payable of $1,296,861, the issuance of $272,500 in common stock, proceeds of $80,000 from notes payable, proceeds from stock subscriptions of $390,000, and the repayment of $95,496 of notes payable. Our financing activities resulted in cash inflow of $242,671 for the six months ended June 30, 2013, which is represented by the issuance of $337,525 in revenue participating notes, debt issuance costs of $35,025, reduction of related party accounts payable of $18,829, and the repayment of $41,000 of notes payable.

Credit Facility

On March 19, 2014, we entered into a Line of Credit Agreement (the "Credit Agreement") with Black Pearl Energy, LLC ("Black Pearl"), an entity controlled by Stan Weiner and Lee Maddox, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and one of our directors: Grant Seabolt.  Pursuant to the Credit Agreement, Black Pearl issued us a $2,000,000 line of credit, of which $1,233,060 has been advanced as of June 30, 2014. The credit was issued in the form of a promissory note (the "Note").  We must pay back all advanced funds on or before August 1, 2014, although such date has been extended to September 30, 2014 if we do not receive gross proceeds of no less than $6,000,000 resulting from either or both of: (a) the consummation of one or more private placements of debt or equity securities, not including the funds received pursuant to the Credit Agreement; or (b) the filing of a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) for an initial public offering of our securities.  Interest accrues at 11% per annum.  To further induce Black Pearl to issue us the line of credit, we agreed to issue them 1,500,000 restricted shares of our common stock and a $25,000 transaction fee to be paid on the final closing date of the credit line.

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

Item 4.   Controls and Procedures

The Company failed to timely file its annual report on Form 10-K for the year ended December 31, 2013 and its quarterly reports on Form 10Q for the first two quarters of its fiscal year ending December 31, 2013, and of its fiscal year ending December 31, 2014, which demonstrates that its Disclosure Controls and Procedures are inadequate.

Evaluation of Disclosure Controls and Procedures

As of the end of our last fiscal quarter ended June 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of June 30, 2014, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Going forward from this filing, the Company intends to work on re-establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Part II – Other Information

Item 1.  Legal Proceedings

From time to time, the Company may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business.  The Company is involved currently in legal proceedings described below that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations.  The Company may become involved in other material legal proceedings in the future.

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

During January, 2014, the Company issued an aggregate of 7,320,608 shares of its common stock valued at $660,684 upon the conversion of a 14% convertible note and two 12% convertible notes (see Note 5).

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

In August 2014 the Company issued 4,375,000 shares of common stock on a unit share offering at $0.10 for proceeds of $437,500. The Company also issued 650,000 shares to consultants in lieu of paying Consultant fees of $49,000.

In September 2014 the Company issued 60,000 shares of common stock to a consultant in lieu of paying Consultant fees of $4,800, and issued an additional 575,000 shares to employees as signing bonuses.

On September 23, 2014, 600,000 shares of common stock were issued to three employees at $0.22 per share as part of their employment/signing bonuses.

On October 15, 2014, the Company issued 779,525 shares of common stock to an investor at a unit price of $0.12 per share.

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

Item 5.  Other Information

On June 20, 2014, the Company entered into an exclusive product purchase and manufacturing license agreement with Salttech B.V, (“Salttech”) a company based in the Netherlands.  See Note 8 for a full description of the agreement with Salttech.

In August 2014, the Company appointed Mr. Brooks as its Chief Operating Officer.

In fiscal 2013, the Board received written consent from a majority of its shareholders authorizing management to effect up to a 10-to-1 reverse split of all authorized and outstanding shares of the Company's common stock for up to twelve months (the "Authorization"), which expires in November 2014.  Management has now determined to effect a 1 for 6 reverse stock split on November 7, 2014 (the "Reverse Split").  For more information about the authority granted, please see the Information Statement on Schedule 14C that the Company filed with the SEC on October 21, 2013.  Following the Reverse Split, every six shares will be combined and converted into 1 share of the Company's Common Stock (with any fraction shares being rounded up to the nearest whole number).  Shareholders will not need to return their stock certificates; the Certificates shall be payable upon surrender; the transfer agent will electronically update all stock certificates then outstanding to reflect the reverse split. Although these actions did not occur during the period covered by this Report, now that they have decided to effect the Reverse Split, management believes it was important to disclose same in its next filing, which is this Report.  We are currently working to supply FINRA with all of the materials it requires to approve the Reverse Split, without which, we cannot effect the Reverse Split.

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

STW RESOURCES HOLDING CORP
(Registrant)

Date: October 21, 2014	By: /s/ Stanley T. Weiner
Stanley T. Weiner
President and Chief Executive Officer (Principal Executive Officer)

Date: October 21, 2014	By: /s/ Robert J. Miranda
Robert J. Miranda
Vice President and Chief Financial Officer (Principal Accounting Officer)