Form 10-Q
period 2014-09-30
STW RESOURCES HOLDING CORP.
filed 2014-12-22
CIK 1357838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of December 22, 2014, there were 27,918,931 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

-i-

PART I

ITEM 1. FINANCIAL STATEMENTS
STW Resources Holding Corp
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Current Assets
Cash	$281,931	$17,301
Accounts receivable, trade, net	1,363,890	532,910
Accounts receivable from related parties	681,500	--
Prepaid expenses and other current assets	483,235	33,370
Total Current Assets	2,810,556	583,581
Long Term Assets
Property and equipment, net	1,157,770	746,638
Other assets
Deferred loan costs, net of $168,658 and $102,435 accumulated amortization, respectively	119,198	185,428
TOTAL ASSETS	$4,087,524	$1,515,647
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$--	$30,468
Accounts Payable	4,158,918	1,256,043
Payable to related parties:
Black Pearl Energy, LLC	1,277,573	139,763
Crown Financial, LLC	150,685	--
Dufrane Nuclear, Inc.	193,553	132,490
Accrued consulting fees – related parties	787,166	584,666
Current portion of notes payable, net of discounts, $934,331 and $854,928 payable to related parties, respectively	3,709,661	4,668,492
Sales and payroll taxes payable	2,448,509	350,074
Insurance premium finance contract payable	362,256	--
Accrued expenses and interest	1,568,083	1,839,439
Accrued compensation	578,609	285,190
Accrued board compensation	402,317	491,724
Fees payable in common stock	1,284,187	231,897
Stock subscriptions payable	279,500	310,000
Derivative liability	1,963,082	1,630,985
Total Current Liabilities	19,164,099	11,951,231
Notes payable, net of discount and current portion	3,119,641	2,623,009
Total Liabilities	22,283,740	14,574,240
Commitments and contingencies (Note 8)
Stockholders' Deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	--	--
Common stock; $0.001 par value; 41,666,667shares authorized, 27,676,550 and 18,542,642 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	27,678	18,543
Additional paid in capital	17,985,552	11,324,131
Accumulated deficit	(35,997,228)	(24,355,343)
Total Stockholders' Deficit of STW Resources Holding Corp	(17,983,998)	(13,012,669)
Non-controlling interest in subsidiary	(212,218)	(45,924)
Total Stockholders’ Deficit	(18,196,216)	(13,058,593)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,087,524	$1,515,647

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statements of Operations
For the three and nine month periods ended September 30, 2014 and 2013 (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Water treatment services	$162,846	$--	$172,897	$541,000
Energy and construction services	4,567,535	90,209	13,694,233	90,209
Related parties services revenue	66,000	57,408	143,378	57,408
Net revenues	4,796,381	147,617	14,010,508	688,617

Cost of revenues	4,691,207	216,607	13,148,506	676,242
Gross Profit	105,174	(68,990)	862,002	12,375

Operating expenses
Research and development	--	59,938	151,955	69,056
Sales and marketing	296,419	--	735,608	--
General and administrative	3,558,352	791,505	8,717,116	1,841,437
Depreciation and amortization	65,880	9,617	182,280	9,617
Total operating expenses	3,920,651	861,060	9,786,959	1,920,110

Loss from operations	(3,815,477)	(930,050)	(8,924,957)	(1,907,735)

Interest expense	(619,391)	(403,175)	(1,564,896)	(963,736)
Loss on sale of assets	(39,860)	--	(39,860)	--
Change in derivative liability	(834,930)	(1,059,717)	(1,278,466)	(2,796,086)
Net Loss	$(5,309,658)	$(2,392,942)	$(11,808,179)	$(5,667,557)
Less: Share of net loss of subsidiary attributable to non-controlling interest	(135,366)	(12,227)	(166,294)	(12,998)
Net Loss of STW Resources Holding Corp	$(5,174,292)	$(2,380,715)	$(11,641,885)	$(5,654,559)
Loss per common share – basic and diluted	$(0.19)	$(0.14)	$(0.49)	$(0.35)
Weighted average shares outstanding - basic and diluted	27,006,992	16,420,558	23,657,068	16,191,504

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
For the nine months ended September 30, 2014

	Common Stock $0.001 Par		Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest	Stockholders’ Deficit
	Number	Amount
Balance, December 31, 2013	18,542,642	$18,543	$11,324,131	$(24,355,343)	$(45,924)	$(13,058,593)
Shares issued upon conversion of notes payable and accrued interest	2,765,752	2,766	1,585,309			1,588,075
Shares issued upon extension of maturity dates on notes payable	124,818	125	68,491			68,616
Shares issued upon conversion of PIK accrued interest	946,535	947	539,830			540,777
Shares issued for consulting fees	788,625	789	774,786			775,575
Shares issued as board of director fees	930,261	930	557,227			558,157
Shares issued to employees as compensation	981,875	982	1,010,393			1,011,375
Shares issued as a charitable contribution	166,667	167	109,833			110,000
Proceeds from sale of common stock	2,096,042	2,096	1,089,904			1,092,000
Shares issued for common stock payable	333,333	333	159,667			160,000
Value of derivative associated with converted notes payable			715,981			715,981
Value of conversion feature of JMJ convertible note			50,000			50,000
Net loss for the period				(11,641,885)	(166,294)	(11,808,179)
Balance, September 30, 2014	27,676,550	$27,678	$17,985,552	$(35,997,228)	$(212,218)	$(18,196,216)

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine month periods ended September 30, 2014 and 2013

	Nine Month Periods Ended September 30:
	2014	2013
Cash flows from operating activities
Net loss of STW Resources Holding Corp	$(11,641,885)	$(5,654,559)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	182,280	9,617
Loss on sale of assets	39,860	--
Share of net loss of subsidiary attributable to non-controlling interest	(166,294)	(12,998)
Change in derivative liability	1,278,466	2,796,086
Value of common shares issued upon conversion of notes payable in excess of carrying value	(272,980)	--
Financing cost of JMJ note payable	42,592	--
Amortization of discount and debt issuance costs	137,902	106,846
Value of Share based compensation	3,486,606	--
Changes in working capital:
(Increase) Decrease in accounts receivable	(830,980)	(87,936)
(Increase) Decrease in accounts receivable – related parties	(681,500)	--
(Increase) Decrease in prepaid expenses and other current assets	(449,866)	15,472
Increase (Decrease) in accounts payable	2,902,874	153,345
Increase (Decrease) in accounts payable – related parties	1,552,058	164,746
Increase (Decrease) in insurance premium finance contract payable	362,256	--
Increase (Decrease) in sales and payroll taxes payable	2,098,436	53,053
Increase (Decrease) in accrued expenses and interest	1,044,275	798,005
Increase (Decrease) in accrued compensation	293,419	108,046
Increase (Decrease) in accrued board compensation	--	424,849
Increase (Decrease) in deferred revenue	--	(97,346)
Net cash used in operating activities	(622,481)	(1,222,774)
Cash flows from investing activities
Purchase of equipment, net of equipment loans	(470,689)	(241,876)
Net cash used in investing activities	(470,689)	(241,876)
Cash flows from financing activities
Bank overdraft	(30,468)	8,327
Principal payments of notes payable	(197,369)	(51,000)
Non-controlling interest contributions	--	2,500
Proceeds from notes payable	364,137	902,588
Debt issuance costs	--	(35,025)
Proceeds from fees payable in common stock, net	--	668,076
Proceeds from issuance of common stock	1,221,500	--
Net cash provided by financing activities	1,357,800	1,495,466
Net increase in cash	264,630	30,816
Cash at beginning of period	17,301	59,870
Cash at end of period	$281,931	$90,686

(Continued)

STW Resources Holding Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine month periods ended September 30, 2014 and 2013

Supplemental cash flow information:
Cash paid for interest	$19,803	$7,315
Cash paid for income taxes	$--	$--

Non-cash investing and financing activities:
Related party note payable for Black Wolf investment	$--	$420,000
Shares issued from common stock payable	$160,000	$542,076
Value of shares issued to consultants	$775,575	$126,000
Value of shares issued to employees as compensation	$1,011,375	$--
Value of shares issued as board fees	$558,157	$302,625
Value of shares issued as charitable contributions	$110,000	$--
Value of shares issued in connection with extension of notes payable	$68,616	$--
Value of shares issued in payment of accrued PIK interest	$540,777	$--
Value of shares issued upon conversion of notes payable and accrued interest	$1,588,075	$66,209
Value of warrants issued as debt issuance costs	$--	$171,996
Value of warrants issued with revenue participation notes	$--	$44,235
Value of conversion feature of JMJ convertible note payable	$50,000	$--
Value of derivative associated with convertible note payable	$715,981	$--

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Notes to Condensed Consolidated Financial Statements (Unaudited)
Nine Month Periods Ended September 30, 2014 and 2013

NOTE 1 – NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements of STW Resources Holding Corp (“STW,” “we,” “us, “our” and “our Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2014, or for any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K for such year as filed on June 20, 2014. The December 31, 2013 condensed consolidated balance sheet was derived from the audited  consolidated balance sheet included in the Company’s Annual Report on Form 10-K for such year as filed on June 20, 2014.

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

As of late June 2014, STW has expanded its operations in the water reclamation services business and has formed a new company called STW Water, Inc. The primary sources of income for this Company are consulting on water projects and the sale of products and equipment for water purification. All sales to date have been on a net 30 basis. Revenues for the three month period ended September 30, 2014 were from water reclamation consulting services and products.

The Company’s operations are located in the United States of America and the principal executive offices are located at 3424 South County Road 1192, Midland, Texas 79706.

Consolidation policy

The condensed consolidated financial statements for the nine months ended September 30, 2014, include the accounts of the Company and its wholly owned subsidiaries: STW Water Process & Technologies LLC, STW Oilfield Construction LLC, STW Pipeline Maintenance Construction, LLC, and its 75% owned subsidiary STW Energy, LLC. The condensed consolidated financial statements as of September 30, 2013, include STW Resources Holding Corp, STW Oilfield Construction LLC, STW Pipeline Maintenance Construction, LLC, and STW Energy, LLC as the other subsidiaries noted above were not established during the quarterly period ended September 30, 2013. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Non-Controlling interest

On June 25, 2013, the Company invested in a 75% limited liability company (“LLC”) interest in STW Energy Services, LLC (“STW Energy”). The non-controlling interest in STW Energy is held by Crown Financial, LLC, a Texas Limited Liability Company (“Crown” or “Crown Financial”). As of December 31, 2013, $2,500 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in STW Energy, with a net loss attributable to non-controlling interests of $48,424 for the year ended December 31, 2013. During the nine month period ended September 30, 2014, a net loss attributable to the non-controlling interest of $166,294 was incurred. During the nine months ended September 30, 2013, a net income attributable to the non-controlling interest of $12,998 was incurred. As of September 30, 2014, the net deficit interest in the subsidiary held by the non-controlling interest is $212,218.

Going Concern and Management Plans

The Company’s condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $35,997,228 as of September 30, 2014, and as of that date was delinquent in payment of $2,448,509 of sales, payroll taxes, and penalties. As of September 30, 2014, $2,967,305 of notes payable is in default. Since its inception in January 2008 management has raised equity and debt financing of approximately $15,000,000 to fund operations and provide working capital. The cash resources of the Company are insufficient to meet its planned business objectives without additional financing. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing; (b) executing contracts with oil and gas operators and municipal utility districts; and (c) controlling overhead and expenses.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30, 2014, the Company had $281,931 of cash on hand; however, the Company raised an additional $1,055,750 via revenue participation notes on our new Upton project during the period October 1, 2014 through December 22, 2014, to sustain its operations. Management expects that the current funds on hand will not be sufficient to continue operations through December 31, 2014. Management is currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, and that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts consists primarily of receivables from oil & gas services fees. Management determines the allowance for doubtful accounts based on historical losses and current economic conditions. On a continuing basis, management analyzes delinquent receivables, and once these receivables are determined to be uncollectible, they are written off either against an existing allowance account or as a direct charge to the condensed consolidated statement of operations. As of September 30, 2014 and December 31, 2013, respectively, the Company has determined that an allowance for doubtful accounts is required, but has determined it to be immaterial.

Loan Discounts

The Company amortizes loan discounts under the effective interest method.

Concentration of Credit Risk

A financial instrument that potentially subjects the Company to concentration of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner per institution. At September 30, 2014, there were no account balances per institution that would have exceeded the $250,000 insurance limit.

The Company anticipates entering into long-term fixed-price contracts for its services with select oil and gas producers and municipal utilities. The Company will control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures.

As of September 30, 2014, three vendors accounted for 12%, 9% and 7% of total accounts payable. During the nine months ended September 30, 2014, three vendors accounted for 81% of total purchases. During the three months ending September 30, 2014 three vendors totaled 76% of purchases. During the three and nine months ended September 30, 2013, one vendor accounted for 100% of purchases and two vendors accounted for 65% of total purchases, respectively.

As of September 30, 2014, three customers accounted for 38%, 16% and 7% of accounts receivable. During the nine months ended September 30, 2014, three customers accounted for 32%, 12% and 9% of net revenues. During the three months ended September 30, 2014, three customers accounted for 42%, 8% and 3% of net revenues. As of September 30, 2013, two customers accounted for 79% and 12% of accounts receivable. During the three and nine months ended September 30, 2013, one customer accounted for 42% and 79% of total revenues, respectively.

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

The following table presents certain financial instruments measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2014 and December 31, 2013.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability at September 30, 2014	$--	$--	$1,963,082	$1,963,082
December 31, 2013	$--	$--	$1,630,985	$1,630,985

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

The Company had no such asset impairments during the three and nine months ending September 30, 2014 or 2013. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services under development will continue. Either of these could result in future impairment of long-lived assets.

Revenue Recognition

During the year ended December 31, 2013, the Company entered into Master Services Agreements (“MSA”) with several major oil & gas companies. These MSAs contract the Company to provide a range of oil & gas support services including oilfield site construction and maintenance, pipeline maintenance, oil rig cleaning, site preparation, energy support services, and other oil & gas support services. The Company bills these customers pursuant to purchase orders issued under the MSAs. The revenues billed include hourly labor fees and equipment usage fees. The Company recognized revenues from these contracts as the services are performed under the customer purchase orders and no further performance obligations exist, generally in the form of a customer approval. During the nine months ended September 30, 2014, the Company recognized $13,837,611 of revenues from these services contracts, which included $143,378 revenues from related parties. During the three months ending September 30, 2014 the Company realized revenue of $4,633,535 from services contracts, which included $66,000 of the service revenue was from related parties.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively.

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

At September 30, 2014 and December 31, 2013, the Company had no grants of employee common stock options or warrants outstanding.

Loss per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted net loss per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. Diluted net loss per share is the same as basic net loss per share due to the lack of dilutive items. As of September 30, 2014 and December 31, 2013, the Company had 15,564,926 and 17,058,465 dilutive shares outstanding, respectively, which have been excluded as their effect is anti-dilutive.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized on the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Furniture	3 years
Machinery	3-5 years

Stock Subscriptions Payable

The initial balance of stock subscriptions payable as of December 31, 2013, was $310,000 representing 645,833 shares to be issued. During the nine months ended September 30, 2014, the Company received stock subscriptions and $1,221,500 of proceeds from three unit offerings of its common stock in consideration of 2,311,875 shares of its common stock. During the nine months ended September 30, 2014, $1,252,000 of these stock subscriptions payable were issued representing 2,426,042 shares of common stock, including $160,000 , or 333,333 shares, of the December 31, 2013 subscription payable. The remaining balance of stock subscriptions payable as of September 30, 2014, is $279,500 representing 531,666 shares to be issued.

Fees Payable in Common Stock

During the nine months period ending September 30, 2014, the Company agreed to issue an aggregate of 3,076,585  shares, valued at $3,017,856, net of cancelling 27,783 of its common stock, valued at $11,669, in payment of performance bonuses, employment signing bonuses, consulting fees, interest, a loan guaranty, and a partial payment of a technology licensing agreement. During the three months period ending September 30, 2014, the Company agreed to issue an aggregate of 1,081,607 shares of its common stock, valued at $1,699,912, in payment performance bonuses, employment signing bonuses, consulting fees, interest, a loan guaranty, and a partial payment of a technology licensing agreement and cancelled zero shares which left a remaining balance in fees payable in common stock of $1,284,187, or 1,622,880 shares. During the nine months ended September 30, 2013, the Company agreed to issue 350,083 shares for consulting services, signing bonuses, and note extensions valued at $752,076. Shares were issued to consultants totaling 58,333 shares valued at $210,000. During the three months ended September 30, 2013 the company authorized 246,749 shares for consulting services, signing bonuses, and note extensions valued at $542,076. The 58,333 shares payable from the first quarter for consulting fees were issued for a value of $210,000. As of December 31, 2013, the Company had outstanding commitments to issue an aggregate of 101,380 shares of its common stock valued at $231,897.

Recently Issued Accounting Standards

Recent accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Office furniture and equipment	$29,467	$16,838
Tools and yard equipment	585,796	2,302
Facilities and leasehold improvements	44,739	--
Vehicles and construction equipment	660,984	798,273
Total, cost	1,320,986	817,413
Accumulated Depreciation and Amortization	(163,216)	(70,775)
Property and equipment, net	$1,157,770	$746,638

Depreciation expense for the three and nine month periods ended September 30, 2014 is $65,880 and $182,280, respectively. Depreciation expense for both the three and nine month periods ended September 30, 2013 was $9,617.

NOTE 3 – RECEIVABLE FROM FACTOR, NET OF UNAPPLIED CUSTOMER CREDITS

Accounts Purchase Agreement – Crown Financial, LLC

On June 21 2013, STW Energy Services, LLC (“STW Energy”) entered into an accounts purchase facility with Crown Financial, LLC, pursuant to an Account Purchase Agreement (the “Accounts Purchase Agreement”), pursuant to the Texas Finance Code.

The Accounts Purchase Agreement shall continue until terminated by either party upon 30 days written notice. The Accounts Purchase Agreement is secured by a security interest in substantially all of STW Energy’s assets pursuant to the terms of a Security Agreement. Under the terms of the Accounts Purchase Agreement, Crown Financial may, at its sole discretion, purchase certain of the STW Energy’s eligible accounts receivable. Upon any acquisition of an account receivable, Crown will advance to STW Energy up to 80% of the face amount of the account receivable; provided however, that based upon when each invoice gets paid, Crown shall pay STW Energy a rebate percentage of between 0-18.5% of the related invoice. Each account receivable purchased by Crown will be subject to a discount fee of 1.5% of the gross face amount of such purchased account for each 30 day period (or part thereof) the purchased account remains unpaid. Crown will generally have full recourse against STW Energy in the event of nonpayment of any such purchased account. As of September 30, 2014 and December 31, 2013, respectively, there were no accounts receivables subject to recourse due to nonpayment of the purchased accounts.

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

NOTE 4 – NOTES PAYABLE

The Company’s notes payable at September 30, 2014 and December 31, 2013, consisted of the following:
	September 30,	December 31,
Name	2014	2013

14% Convertible Notes	$2,326,517	$2,904,736
12% Convertible Notes	100,000	375,000
Other Short-term Debt	--	43,280
Short term note - MKM	30,000	--
Convertible note – JMJ Financial	55,556	--
GE Note	2,100,000	2,100,000
Deferred Compensation Notes	279,095	279,095
Revenue participation notes	977,702	852,702
Crown Financial note	762,440	683,036
Equipment finance contracts	111,236	137,573
Capital lease obligation	32,862	23,300
Bridge Loans	145,000	--
Unamortized debt discount	(91,106)	(107,221)
Total debt	6,829,302	7,291,501
Less: Current Portion	(3,709,661)	(4,668,492)
Total long term debt	$3,119,641	$2,623,009

14% Convertible Notes

Between November 2011 and September 2012, the Company issued a series of 14% convertible notes payable to accredited investors. The Company also issued 3,361,312 two year warrants to purchase common stock at an exercise price of $1.20 per share. These notes plus interest are convertible into 5,743,480 shares of the Company’s common stock.

The Company valued the warrants and the embedded conversion feature at inception using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.17% - 0.33%; expected volatility of 100%. The estimated fair value of the warrants was $81,656 and the embedded conversion feature was $35,546 at issuance and was recorded as a derivative liability at such time in the accompanying consolidated balance sheets. The warrants and embedded conversion feature are included in the derivative liabilities account each reporting period as the Company has insufficient authorized shares to settle outstanding contracts (see Note 5). On July 12, 2013, the Company increased its share authorization to 41,666,667 shares (as retroactively restated, per the reverse stock split of 1 for 6), adjusted the gain or loss on the change in fair value through the statement of operations and then reclassified this derivative liability to equity due to the availability of sufficient authorized shares to settle these outstanding contracts.

As of September 30, 2014 and December 31, 2013, the aggregate principal balances of these notes are $2,326,517 and $2,904,736, respectively. During the nine month period ended September 30, 2014, the Company converted principal and accrued interest of $983,437 in exchange for 1,648,267 shares of the Company’s common stock. The Company also issued 2,628 shares for the extension of a note valued at $3,628. The value of the stock issued was $812,607 resulting in additional interest expense of $214,234 upon the conversion of convertible debt. During the three month period ended September 30, 2014, the Company converted principal and accrued interest of $9,568 in exchange for 19,933 shares of the Company’s common stock. Additionally, the Company issued 2,628 shares for the extension of a note valued at $3,628. The value of the stock issued was $31,270 resulting in additional interest expense of $21,702. As September 30, 2014, the total of outstanding 14% convertible notes is $2,326,517 of which $488,210 matured on or before September 30, 2014 and is in default, however, as of December 22, 2014, none of the note holders have declared the notes in default. During the nine month period ended September 30, 2013, the Company converted principal of $2,500. There was no additional activity in the three months ending September 30, 2013 in this area.

As of September 30, 2014 and December 31, 2013, $171,892 of the 14% convertible notes is payable to related parties.

12% Convertible Notes

Between April 2009 and November 2010, the Company issued a series of 12% notes payable to accredited investors that matured on November 30, 2011 and are currently in default. At September 30, 2014, the remaining balance is $100,000. The Company also issued 273,583 warrants to purchase common stock at an exercise price of $0.12 per share that expire at various dates through 2015. The notes and interest are convertible into 1,366,553 shares of the Company’s common stock.

During the nine months ended September 30, 2014, the Company issued 1,137,417 shares of its common stock valued at $614,205 in payment of $225,000 of principal and $116,225 accrued interest (total of $341,225). The conversion of these notes payable and accrued interest for common stock resulted in a non-cash charge of $272,980 to the derivative liability upon the conversion of convertible debt. During the three months ended September 30, 2014, there was no activity. During the nine months ended September 30, 2013, the Company issued 183,917 shares of its common stock valued at $66,209 in payment of $15,000 of principal and $6,966 accrued interest (total of $21,966). This resulted in an increase of $44,243 of interest. During the three months ended September 30, 2013, there was no activity.

Other Short-Term Debt

Other short term debt was comprised of a note payable to an accredited investor in the amount of $33,280. In the three and nine months ending September 30, 2014, the note was paid off. In the three and nine months ending September 30, 2013, there was such no activity.

On January 1, 2014, the Company issued a $30,000 short term note from an investor, MKM Capital. The note bears interest at 8% and matures on January 1, 2015. The balance of the note payable as of September 30, 2014, is $30,000.

In September 2014, the Company entered into short term loan agreements, which matured in October 2014, with seven accredited investors totaling $145,000, to sustain some of its daily operating expenses; the loans had a 5% transaction fee at maturity and the lenders were entitled to receive 18% interest if the notes are not paid at maturity. As additional consideration for the loan, the Company agreed to issue the lenders an aggregate of 171,667 shares of common stock, which are only issuable if and when the Company increases it authorized capital. These shares were included in the "Fees Payable in Common Stock" and were expensed as interest in the current period. As of the date of this Report, all but $35,000 of the loans have been repaid, but the remaining lender has not declared a default on the payment of his note. (See Note 10).

Convertible note payable with original issue discount

On March 19, 2014, the Company issued a $500,000 convertible note to JMJ Financial, an accredited private investor. The note bears interest at 6% and matures on March 19, 2016. The note is convertible under a variable conversion price formula that is based on the lesser of $0.11 per share of 60% of the lowest trade price in the 25 trading days previous to the conversion date. The note bears a $50,000 original issue discount which would yield $450,000 of net cash proceeds to the Company. As of September 30, 2014, the Company has drawn $50,000 cash proceeds from this note. The $50,000 cash draw plus the applicable pro-rata original issue discount results in a gross note payable balance of $55,556. The value of the conversion feature of this note, accounted for as a liability, was determined under the Black-Scholes pricing model to be $92,592 as of the date of issuance, of which $42,592 was recorded as a financing cost in the condensed consolidated statement of operations and $50,000 was recorded as a loan discount. The conversion feature and the original issue discount have been recorded as a loan discount of $55,556 that will be amortized as interest expense over the term of the note under the effective interest method. The effective interest rate of this note was determined to be 25.7%. In November 2014 the note and interest was paid off by the issuance of 70,477 shares of common stock valued at $0.582 per share.

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

Under the terms of the August 31, 2010 note, interest at the rate of WSJ prime plus 2% is due on the note, upon default, interest is due at the maximum legal rate which is 10% in the state of Texas. The note matured on September 1, 2013, and is in default. Interest on the note through September 30, 2014 and December 31, 2013, has been accrued pursuant to the terms of the note through May 6, 2012, interest upon default on May 7, 2012, has been accrued at the maximum default rate in the state of Texas which is 10%.

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

As of September 30, 2014, and December 31, 2013, the Company has a balance of $279,095 payable under deferred compensation, non-interest bearing, notes to its former Chief Executive Officer and its in house counsel. The notes matured December 31, 2012, and the notes are in default.

Revenue Participation Notes

As of September 30, 2014 and December 31, 2013, the Company has an outstanding balance of $977,702 of Revenue Participation Notes comprised as follows:

2012 Revenue Participation Notes	$165,000
2013 Revenue Participation Notes - STW Resources Salt Water Remediation	302,500
2013 Revenue Participation Notes - STW Energy	182,000
2013 Convertible Revenue Participation Notes - STW Pipeline	203,202
2014 Revenue Participation Notes – STW Resources Upton Project	125,000
Total revenue participation notes	$977,702

These notes are more fully described in the notes to the consolidated financial statements for the year ended December 31, 2013, which were included in the Company’s Annual Report on Form 10-K as filed with the SEC on September 20, 2014.

2014 Revenue Participation Notes – STW Resources Upton Project

On September 30, 2014 the Company issued its first note for $125,000 for the new Upton Project of which the total principal amount of this financing will be $1,250,000. The financing is a Senior Secured Master Note, with a 15% coupon and a maturity of 18 months with interest only payments paid the first three months and equal monthly payments of principal and interest paid for months four though eighteen of the Master Note with Revenue Participation Interest. Additionally, a 5% royalty is assigned to the Master Note, which will be distributed based on pro rata ownership by investors in the Master Note.  Principal and interest payments will come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish water. This Agreement, including but not limited to the revenue sharing arrangement, is applicable to the brackish water processing facility being built with the proceeds of the Note.

Note payable to Crown Financial, LLC, a related party

On June 26, 2013, STW Energy Services, LLC entered into a loan agreement with Crown Financial, LLC for a $1.0 million loan facility to purchase machinery and equipment for STW Energy Services. Crown Financial, LLC is a related party in that it holds a 25% non-controlling interest in our subsidiary: STW Energy Services, LLC. The note matures on June 25, 2016, and bears interest at 15%. Commencing November 1, 2013, monthly principal and interest payments are due on the note over a thirty-three month period. The note is secured by all assets of STW Energy Services. LLC. As of September 30, 2014 and December 31, 2013, the Company had drawn down $762,440 and $683,036, respectively, of this loan facility.

In lieu of a cash loan fee, the Company issued 666,667 warrants in connection with this loan agreement. These warrants have an exercise price of $1.20, are immediately exercisable and have a two year maturity. The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.25%; expected volatility of 623%. The Company estimated the value of the warrants to be $159,996 and recorded this loan fee as a deferred loan cost to be amortized to interest expense over the term of the loan. Related party interest expense for this loan was $16,252 and $48,756 for the three and nine months ended September 30, 2014, respectively. For both the three and nine months ended September 30, 2013 the related party interest expense was $16,252.

Equipment Finance Contracts

During 2013, the Company financed the purchase of vehicles and other equipment with equipment finance contracts from various banks and finance institutions. The contracts mature in three to five years and bear interest at rates ranging from 4.7% to 8.0%. The contracts are secured by the associated equipment. As of September 30, 2014 and December 31, 2013, respectively, the Company has an aggregate balance of $111,238 and $137,573 payable on these equipment finance contracts.

Capital lease obligation

During 2013, the Company entered into a capital lease of a modular office trailer. The lease contract calls for forty eight (48) monthly payments of $593 with a purchase option at the end of the lease. The Company determined the value of the capital lease to be $23,300 with an implicit interest rate in the lease of 10%. In July of 2014, the Company entered into a lease for a commercial ice machine with Executive Leasing, Inc. The lease contract calls for Thirty six (36) monthly payments of $505 with a purchase option at the end of the lease. The Company determined the value of the capital lease to be $14,854 with an implicit interest rate in the lease of 12%. As of September 30, 2014 and December 31, 2013, the principal balances on these capital leases totaled $32,862 and $23,300, respectively.

For the nine month periods ended September 30, 2014 and 2013, interest expense on all notes payable described above was $1,564,896 and $963,736, respectively, which included $137,902 and $106,846, respectively, of amortization of debt discount and debt issuance costs. For the three months ended September 30, 2014 and 2013, interest expense on all notes payable described above was $619,391 and $403,174, respectively. This included $47,061 and $49,974, respectively, of amortization of debt discount and debt issuance. There was no interest capitalized in 2014 or 2013.

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

From time to time, the Company has issued notes with embedded conversion features and warrants to purchase common stock. Certain of the embedded conversion features and warrants contain price protection or anti-dilution features that result in these instruments being treated as derivatives, or there were insufficient shares to satisfy the exercise of the instruments. On July 12, 2013, the Company increased its share authorization to 41,666,667 shares and removed this derivative liability associated with the 14% convertible notes due to the availability of sufficient authorized shares to settle these outstanding contracts.

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

The following table presents our warrants and embedded conversion options which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of September 30, 2014 and December 31, 2013:

	For the nine months ended September 30, 2014	For the year ended December 31, 2013
Annual dividend yield	0%	0%
Expected life (years)	0.00 - 0.50	0.00 - 0.60
Risk-free interest rate	0.11% - 0.25%	0.11% - 0.25%
Expected volatility	623%	623%

	September 30, 2014	December 31, 2013
Embedded Conversion features	$1,732,452	$1,467,579
Warrants	230,630	163,406
	$1,963,082	$1,630,985

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value (level 3 in the fair value hierarchy) on a recurring basis for each reporting period-end.

	For the nine months ended September 30, 2014	For the year ended December 31, 2013
Balance beginning	$1,630,985	$1,046,439
Change in derivative liability due to increased share authorization	--	(1,977,372)
Value of derivative liability associated with JMJ note payable	42,592	--
Value of derivative liability attributable to conversion of notes payable and accrued interest	(715,981)	--
Change in derivative liability associated with conversion of notes payable and accrued interest	(272,980)	--
Change in fair value	1,278,466	2,561,918
Balance ending	$1,963,082	$1,630,985

The reduction in fair value of the derivative liability is largely attributable to the effect on the derivative liability from the payment of $50,000 of notes and the conversion of $225,000 of notes, and related accrued interest.

NOTE 6 – RELATED PARTY TRANSACTIONS

Officers’ Compensation

During the nine month periods ended September 30, 2014 and 2013, we incurred $112,500 and $112,500, respectively, in officers’ compensation due our Director, Chairman and CEO, Mr. Stanley Weiner. During the three month periods ended September 30, 2014 and 2013, we incurred $37,500 and $37,500, respectively. As of September 30, 2014 and December 31, 2013, the balances of $375,583 and $263,083, respectively, were payable to Mr. Weiner for his officers’ salary.

During the nine month periods ended September 30, 2014 and 2013, we incurred $75,000 and $112,500, respectively, in officers’ compensation due to one of our former Directors and former Chief Operating Officer, Mr. Lee Maddox. During the three month periods ended September 30, 2014 and 2013, we incurred zero and $37,500, respectively. As of September 30, 2014 and December 31, 2013, the balances of $245,500 and $170,500, respectively, were payable to Mr. Maddox for his officers’ salary.

During the nine month periods ended September 30, 2014 and 2013, we incurred $67,500 and $67,500, respectively, in general counsel services fees expense with Seabolt Law Group, a firm owned by our Director and General Counsel, Mr. Grant Seabolt. During the three month periods ended September 30, 2014 and 2013, we incurred $22,500 and $22,500, respectively. As of September 30, 2014 and December 31, 2013, the balances of $166,083 and $121,083, respectively, were payable to Seabolt Law Group for these services.

During the nine month periods ended September 30, 2014 and 2013, we incurred $369,983 and none, respectively, in CFO, audit preparation, tax, and SEC compliance services expense with Miranda & Associates, a Professional Accountancy Corporation, and Miranda CFO Services, Inc., firms owned by our Chief Financial Officer, Mr. Robert J. Miranda. During the three month periods ended September 30, 2014 and 2013, we incurred $70,000 and none, respectively. As of September 30, 2014 and December 31, 2013, the balance of $195,000 and $24,060, respectively, were payable to these firms for these services. During the three and nine months ended September 30, 2014, we paid Miranda & Associates in the form of common stock 125,292 shares of common stock valued at $72,175 toward these fees. As of September 30, 2014, we have agreed to pay $166,667 shares of common stock valued at $100,000 toward these obligations, leaving a cash payable balance due of $95,000 as of September 30, 2014.

During the nine month periods ended September 30, 2014 and 2013, we incurred $90,000 and none, respectively, in officers’ consulting fees due to our Chief Operating Officer, Mr. Joshua Brooks. During the three month periods ended September 30, 2014 and 2013, we incurred $30,000 and none, respectively. During the nine month period ended September 30, 2014, we also incurred with Mr. Joshua Brooks a performance bonus comprised of 333,333 million shares of the Company’s common stock valued at $120,000. As of September 30, 2014 and December 31, 2013, the balance of $90,000 and $30,000, was payable to Mr. Brooks for his officers’ salary. Under the terms of his employment agreement, Mr. Brooks is paid in common stock in lieu of cash compensation. These stock awards are accrued as fees payable in common stock the awards are vested. The Company has been accruing payroll taxes on these payments.

During the nine month periods ended September 30, 2014 and 2013, we incurred $150,000 and none, respectively, in officers’ salary due to the President of our wholly-owned subsidiary, STW Pipeline Maintenance & Construction, LLC. Mr. Adam Jennings. During the three month periods ended September 30, 2014 and 2013, we incurred $50,000 and none, respectively. During the nine month period ended September 30, 2014, we incurred with Mr. Adam Jennings a signing bonus comprised of 266,667 shares of the Company’s common stock valued at $142,000. During the three month period ended September 30, 2014, we incurred with Mr. Adam Jennings a signing bonus comprised of 50,000 shares of the Company’s common stock valued at $21,000. As of September 30, 2014 and December 31, 2013, the balance of $121,000 and $27,000, was payable to Mr. Jennings for the value of signing bonuses due under his employment agreement. These stock awards are accrued as fees payable in common stock as the awards are vested.

Board and Advisory Board Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on. In December 2011, the Board voted to authorize the issuance of shares in lieu of cash compensation for past services.

Per the Director Agreements, the Company compensates each of the directors through the initial grant of 33,333 shares of common stock and the payment of a cash fee equal to $1,000 plus travel expenses for each board meeting attended, and $75,000 per year as compensation for serving on our board of directors. For the nine months ended September 30, 2014 and 2013, the Company incurred board of director fees of $468,750 and $452,849, respectively. For the three months ended September 30, 2014 and 2013, the Company incurred board of director fees of $131,250 and $178,025, respectively. During the three and nine months ended September 30, 2014, the Company issued zero and 930,261 shares of its common stock in payment of these fees, valued at zero and $558,157, respectively. As of September 30, 2014 and December 31, 2013, the Company has accrued compensation due to its directors (both current and former) of $402,317 and $491,724, respectively.

As of September 30, 2014 and December 31, 2013, the Company has $1,277,573 and $139,763, respectively, of related party payables to Black Pearl Energy, LLC, a company controlled by the Company’s CEO, COO, and General Counsel.

During the nine months ended September 30, 2014 and 2013, the Company, had related party sales of $143,378 and $57,408, respectively. During three months ended September 30, 2014 and 2013, the Company, had sales of $66,000 and $57,408, respectively. Related party sales are a combination of sales to three companies Black Pearl Energy, LLC, Dufrane Construction, and Dufrane Nuclear Shielding Inc.

As of September 30, 2014 and December 31, 2013, the Company has a related party payable of $193,553 and $132,490, respectively, to Dufrane Nuclear, Inc. a company controlled by Mr. Joshua Brooks, the Company’s Chief Operating Officer.

Line of credit with Black Pearl Energy, LLC

On March 19, 2014, we entered into a Line of Credit Agreement (the "Credit Agreement") with Black Pearl Energy, LLC ("Black Pearl"), an entity controlled by Stan Weiner and Lee Maddox, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and one of our directors: Grant Seabolt. Pursuant to the Credit Agreement, Black Pearl issued us a $2,000,000 line of credit, of which $1,277,573 has been advanced as of September 30, 2014. The credit was issued in the form of a promissory note (the "Note"). We must pay back all advanced funds on or before August 1, 2014, although such date will be extended to September 30, 2014 if we do not receive gross proceeds of no less than $6,000,000 resulting from either or both of: (a) the consummation of one or more private placements of debt or equity securities, not including the funds received pursuant to the Credit Agreement; or (b) the filing of a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) for an initial public offering of our securities. Interest accrues at 11% per annum. To further induce Black Pearl to issue us the line of credit, we agreed to issue them 250,000 restricted shares of our common stock and a $25,000 transaction fee to be paid on the final closing date of the credit line.

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

Factoring Agreement with Crown Financial, LLC

On January 13, 2014, STW Resource Holding Corp entered into an accounts receivable factoring facility (the “Factoring Facility”) with Crown Financial, LLC ("Crown"), pursuant to an Account Purchase Agreement (the “Factoring Agreement”). The Factoring Agreement is secured through a Security Agreement between the Company, two of our subsidiaries: STW Pipeline Maintenance & Construction, LLC and STW Oilfield Construction, LLC (collectively, the "Subsidiaries") and Crown,  by all of the instruments, accounts, contracts and rights to the payment of money, all general intangibles and all equipment of the Company and the Subsidiaries. The Factoring Facility includes a loan in the amount of $4,000,000. Although our former Chief Operating Officer, Lee Maddox, personally guaranteed our full and prompt performance of all of our obligations, representations, warranties and covenants under the Factoring Agreement, pursuant to a Guaranty Agreement for and in consideration of Crown issuing us the Factoring Facility, such guaranty was terminated when Mr. Maddox resigned as our COO in July 2014, pursuant to the terms of the related Termination Agreement.

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

Service Agreement

On September 24, 2013, the Company entered into a service agreement with one of its executive officers pursuant to which the officer agreed to provide a personal guaranty to lenders and/or suppliers from which the Company's subsidiary, STW Oilfield Construction, LLC ("Oilfield Construction"), seeks to rent or purchase equipment, as specified in each agreement. In consideration for the personal guaranty, the Company agreed to issue to the officer that number of shares of its common stock, valued at $0.72 per share, as is equal to the amount of the guaranty (the "Guaranty Shares"). The value of the 63,667 shares of common stock was recorded on September 24, 2013, as fees payable in common stock. The Company maintains the right to terminate these service agreements at any time with written notice. The term of the agreement/guaranty is for 6 months. The following table provides salient information about this service agreement.

Name and Title	Date of Agreement	Amount of Personal Guaranty		Guaranty Shares
Joshua Brooks, Chief Operating Officer	September 24, 2013	$45,800	(1)	63,667

(1) Pursuant to the service agreement with Mr. Brooks, any amounts due on a related defaulted lease in excess of 20% of the amount of the personal guaranty, shall be the Company's obligation. If Brooks' employment with the Company is terminated, the Company shall use its best commercial efforts to have it, or a third party, assume Brooks' guarantee obligations.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. However, as of the date of this Report, no such shares are issued or outstanding and the Company does not currently have any plans to issue shares of such stock.

Common Stock

The Company has authorized 41,666,667 shares of common stock with a par value of $0.001. During the nine months ended September 30, 2014 and 2013, the Company issued common shares as follows:

During January 2014, the Company issued an aggregate of 926,603 shares of its common stock valued at $510,769 in payment of accrued paid-in-kind (“PIK”) interest to twelve (12) investors.

During January, 2014, the Company issued an aggregate of 122,190 shares of its common stock to twelve (12) investors valued at $67,354 as consideration for the extension of the maturity date to June 1, 2015, on the 14% convertible notes that matured on November 30, 2013 and in default.

During January, 2014, the Company issued an aggregate of 1,220,101 shares of its common stock valued at $660,684 upon the conversion of a 14% convertible note and two 12% convertible notes (see Note 5).

During January and February, 2014, the Company issued 250,000 shares of its common stock valued at $145,000 to consultants for services rendered.

During March 2014, the Company issued 312,500 shares of its common stock to an investor that had subscribed and paid $150,000 for the shares on November 15, 2013. This subscription of shares was previously reported as Stock Subscriptions Payable as of December 31, 2013.

During March 2014, the Company issued 130,208 shares of its common stock in consideration of $62,500 cash proceeds realized from the sale of stock to accredited investors at $0.48 per share.

During the period April 1, 2014 through September 17, 2014, we sold an aggregate of 1,910,833 units pursuant to a Share Purchase Agreement (the "Purchase Agreement") to fifty (50) accredited investors (the "Investors"), each consisting of (a) one share of common stock and (b) one, 2 year, common stock purchase warrant to purchase one share of common stock at an exercise price of $1.20 per share, subject to adjustment (the "Warrants," collectively with the shares of common stock, the "Units"). Each Unit had a purchase price of $0.48, and the Company received an aggregate of $1,029,000 in gross funding in the transaction (the "Offering"). One of the investors, because of additional circumstances, received an additional 16,667 warrants so total warrants were 1,927,500.

In April 2014 the Company issued 104,166 shares of common stock on a unit share offering at $0.48 for proceeds of $70,000. The Company issued 930,261 shares of common stock to the Board of Directors for services rendered; this was valued at $558,157. Additional shares of 100,000 were issued to an employee as a signing bonus valued at $60,000. Officer’s compensation was paid by issuing 402,708 shares of common stock in lieu of paying $241,625. Consultants were issued 186,958 shares of common stock in lieu of paying $112,175 in accrued fees.

On May 22, 2014, the Company converted a 14% convertible note that was in default in the amount of $544,426 of principal and $197,486 of accrued interest into 1,545,650 shares of its common stock.

In May 2014 a consultant was issued 83,333 shares of common stock in lieu of fees of $60,000.

On June 4, 2014 the company issued 58,333 shares to a consultant at $0.10 per share in payment of $35,000 of consulting fees.

In June 2014 the Company issued 20,833 shares of common stock on a unit share offering at $0.48 for proceeds of $30,000. A charitable contribution was made of 166,667 shares of common stock valued at $110,000.

In July 2014 the Company issued 1,104,167 shares of common stock on a unit share offering at $0.48 for proceeds of $530,000.

In July the Company issued 41,666 shares for 8,333 warrants at $1.20 for $50,000. The Company also issued 22,561 shares in payment of PIK interest for $10,829. Additionally, the Company issued 83,333 shares for a loan, valued at $40,000. Two employees received 283,333 shares of stock for signing bonus and services to the company. These shares were valued at $136,000. All of these shares were issued at fair market value at the date of issuance.

In August 2014 the Company issued 724,167 shares of common stock on a unit share offering at $0.60 for proceeds of $437,500. The Company also issued 108,333 shares to consultants in lieu of paying Consultant fees of $49,000.

In September 2014 the Company issued 10,000 shares of common stock to a consultant in lieu of paying Consultant fees of $4,800 and issued an additional 95,833 shares to employees as signing bonuses.

On September 23, 2014, 100,000 shares of common stock were issued to three employees at $0.72 per share as part of their employment/signing bonuses.

As of September 30, 2014, the Company had the following securities outstanding which gives the holder the right to acquire the Company’s common stock outstanding:

	Number of
	Underlying
	Common	Exercise
Security	Shares	Price	Expire
Warrants associated with the 12% Convertible Notes	153,583.012		2014-2015
Warrants associated with June-September 14% Convertible Notes	--	1.20	2014
Warrants associated with November 14% Convertible notes	462,917	1.20	2014
Warrants associated with 2013 Revenue Participation Notes	185,038	1.20– 1.80	2015
Warrants issued to Crown Financial, LLC	666,667	1.20	2016
Warrants issued on $20,000 short term loan	33,333	1.20	2015
Warrants issued with 2013 and 2014 Unit Share Offerings	2,974,375	1.20– 1.50	2015 - 2016
Sub-total of Warrants outstanding	4,475,913
Common stock associated with the 12% Convertible Notes plus accrued interest	1,366,553	0.12	2014
Common stock associated with Pipeline Convertible Revenue Participation notes	292,528	0.72	2015
Common stock associated with 14% convertible notes plus accrued interest	5,743,480	0.48	2015
Common stock associated with 2013 and 2014 Unit Share Offerings	2,311,875	0.48	2015
Common stock associated with the JMJ notes	64,197	various
Common stock payable as fees	1,622,880	various
Total	15,877,426

Warrants

A summary of the Company’s warrant activity and related information during the nine months ended September 30, 2014 follows:

	Number of Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	3,056,788	$4.29	1.08	$131,320
Issued	2,328,542	1.32	1.71
Exercised	--
Forfeited	--
Cancelled	--
Expired	(909,417)	21.56
Outstanding at September 30, 2014	4,475,913	$1.24	1.35	$1,203,882
Exercisable	4,475,913	$1.24	1.35	$1,203,882

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leased its office facilities under an operating lease that commenced on October 1, 2013 and expires on September 30, 2020. The lease calls for monthly payments of $9,750, plus payment by the Company of all operating expenses, insurance and taxes on the property. The Company has an option until September 30, 2016, to purchase the land and building for $825,500

During 2013, the Company entered into a capital lease of a modular office trailer. The lease contract calls for forty eight (48) monthly payments of $593 with a purchase option at the end of the lease. The Company determined the value of the capital lease to be $23,300 with an implicit interest rate in the lease of 10%. In July of 2014, the Company entered into a lease for a commercial ice machine with Executive Leasing, Inc. The lease contract calls for Thirty six (36) monthly payments of $505 with a purchase option at the end of the lease. The Company determined the value of the capital lease to be $14,854 with an implicit interest rate in the lease of 12%. As of September 30, 2014 and December 31, 2013, the principal balances on these capital leases totaled $32,862 and $23,300, respectively.

Future minimum lease payments under the capital lease and operating lease as of September 30, 2014, are as follows:

Years ending December 31:	Capital Lease	Operating Lease	Totals
2014	$3,294	$37,428	$40,722
2015	13,177	149,713	162,890
2016	13,177	149,713	162,890
2017	8,961	149,713	158,674
Thereafter	-	399,917	399,917
Total minimum lease payments	38,609	886,484	925,093
Less interest	5,747
Capital lease obligation	32,862
Less current portion	3,294
Long-term capital lease obligation	$29,568

Rental expense for all property, including equipment rentals in the cost of sales, and equipment operating leases during the nine month periods ended September 30, 2014 and 2013, respectively, was $3,345,619 (which includes over $3.2 million of equipment rental used on projects and reflected in cost of revenues) and $10,566. Rental expense for all property and equipment operating leases during the three month periods ended September 30, 2014 and 2013 were $1,392,562 and $3,522, respectively. Related party rental expense during the nine months ended September 30, 2014 and 2013, was $519,268 and none, respectively. Related party rental expense during the three months ended September 30, 2014 and 2013, was $192,134 and none, respectively.

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

The initial royalty for the first year of the agreement is for $324,000, payable quarterly beginning with the calendar quarter starting July 1, 2014 as follows: Q3 2014 $60,000, Q4 2014 $60,000, Q1 2015 $100,000 and Q2 2015 $104,000. The Company also agreed to pay a continuing royalty of $240,000 per year for years 2-5, plus 3% of the invoice price of any products sold by the Company under the agreement. The Company also agreed to issue 66,667 shares of its common stock in consideration of this agreement. Although no payments have been made as of the date of this Report, the Company has not received any notices from Salttech regarding same - whether to terminate the agreement as permitted thereunder or otherwise.

As of September 30, 2014, the minimum royalty obligation payable under this agreement is as follows:

Years ending December 31:	Minimum Royalty Obligation
2014	$160,000
2015	324,000
2016	240,000
2017	240,000
2018	240,000
Thereafter	120,000
Total minimum royalty payments	1,324,000

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

Contingencies

The Company is subject to various claims and contingencies in the normal course of business that arise from litigation, business transactions, or employee-related matters. The Company establishes reserves when it believes a loss is probable and is able to estimate its potential exposure. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. While actual losses may differ from the amounts recorded and the ultimate outcome of our pending actions is generally not yet determinable, the Company does not believe the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on its business, financial position, results of operations, or cash flows. In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. All items, whereby the Company agrees with the amount of the claim, have been recorded in the current period and are reflected in accounts payable.

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

TCA Global Credit Master Fund, LP Lawsuit. On April 04, 2014, TCA Global Credit Master Fund, LP filed a lawsuit against the Company in the Circuit Court of the 11th Judicial District of Miami-Dade County, Florida y, Florida, cause No. 2014-8956-CA-06, alleging the Company’s breach of an October 16, 2012 debt settlement agreement (the “TCA Lawsuit”). The Company did not have to file an answer, as it and TCA agreed to a First Addendum to the October 16, 2012 settlement agreement, wherein STW agreed to pay TCA Global the sum of $77,068 in unpaid principal, accrued interest and attorneys’ fees, and TCA Global agreed to conditionally dismiss the TCA Lawsuit. Should there be a default in the Company’s payments under the First Addendum, the Company agreed to the entry of a Final Consent Judgment for the $77,068, less amounts paid prior to filing of the Consent Judgment. The Company was previously in default under the Settlement Addendum, and still owes TCA Global $37,068 to discharge the obligation in full. At this time, TCA Global has accepted partial payments and has yet to file the Consent Judgment. The Company has paid all amounts due under the Settlement Addendum and the related matter has been finally resolved.

Sichenzia and Ross Lawsuit. On June 13, 2014, Sichenzia Ross Friedman Ference LLP filed a lawsuit against the Company in the Supreme Court of New York, County of New York, Index No. 155843/2013, seeking $180,036 in legal fees and expenses from the Company. The legal fees and expenses related to Sichenzia Ross’ representation of the Company on SEC matters. The parties filed a stipulation with the Court on August 25, 2014, which extended the Company’s date to file an Answer to the lawsuit to September 22, 2014. On October 8, 2014, the Parties entered into a Settlement Agreement whereby the Company agreed to pay Sichenzia Ross $80,036.22 on or before November 28, 2014 or within three business days of the Company closing its current round of financing. The agreement to pay was secured by the Company providing Sichenzia Ross an “Affidavit of Judgment by Confession” in the amount of $80,036.22 to be filed only if the Company failed to pay the $80,036.22 by the due date, plus a five day cure period ending on December 03, 2014. On December 10, 2014, Sichenzia Ross filed the Judgement by Confession with the Court.

Bob J. Johnson & Associates Lawsuit. There has been one lawsuit filed on July 14, 2014 against the Company’s subsidiary, STW Water Process & Technologies, LLC (“STW Water”), Bob J. Johnson & Associates, Inc. (BJJA) v. Alan Murphy and STW Water & Process Technologies, LLC, Case No. CV50473 in the 238th District Court of Midland County, Texas (the “BJJA Lawsuit”). BJJA sought to enforce an allegedly enforceable covenant not to compete and a confidentiality agreement signed by Alan Murphy, STW Water’s recently hired President, who was a former vice president and employee of BJJA. On July 14, 2014, BJJA obtained a TRO against Alan Murphy, STW Water and those associated with the Defendants, which, by the Company’s ownership of STW Water, included the Company. The TRO temporarily prohibited the Company, STW Water and Alan Murphy from contacting two key customers of STW and STW Water, Pioneer Energy Resources and the City of St. Stockton, Texas. On July 28, 2014, the Court held a temporary injunction hearing, which resulted in the TRO being dissolved and the Court refusing to further enjoin STW, STW Water or Alan Murphy from competing with BJJA. The case is still on the docket; however, the Company is confident that it will not go forward to a trial on the merits, thereby precluding any appreciable risk of a permanent injunction.

Arbitration Judgment

Viewpoint Securities, LLC Arbitration. On or about July 9, 2012, the Company and Stan Weiner, the Company's chief executive officer, received a demand for arbitration with the American Arbitration Association. The demand was filed by Viewpoint Securities LLC ("VP") who entered into an engagement agreement, dated March 9, 2008 (as amended on March 9, 2008, November 10, 2008, January 1, 2009, February 5, 2010, and December 1, 2010), with STW whereby the Company retained VP to act as its financial and capital markets advisor regarding equity and debt introduced by VP to the Company. The demand alleged breach of contract, breach of the covenant of good faith and fair dealings, negligence prayer for commissions and expenses incurred by VP in its efforts to provide introductions and attempt to provide financing to the Company from March 9, 2008 through February 2, 2012, the date of termination of the Agreement. VP seeks, among other things, $216,217 and a warrant to purchase 94,444 shares of the Company's common stock, payment of a $15,000 promissory note plus 3+ years of interest at 12%, attorneys' fees of $18,000 and costs of arbitration for filing fees and hearing fees. The Company believed it had valid defenses and contested these claims vigorously. On August 18, 2012, VP dismissed Stan Weiner from the claim with prejudice. A final arbitration hearing was held on February 3, 2014. On April 1, 2014, the Arbitrator issued an Award in favor of Viewpoint for $196,727 on Viewpoint's claim for $216,217 in fees and expenses, plus $5,541 in arbitration hearing fees and expenses; interest shall accrue at the rate of 10% per annum on any unpaid portion of the award commending April 1, 2014. The Arbitrator denied Viewpoint's claims related to the Company's warrants, a $15,000 promissory note plus 12% interest and for $18,000 in attorneys' fees. The Award was final on April 1, 2014, and on October 28, 2014, Viewpoint filed a lawsuit in San Diego County, California Superior Court seeking to enforce its Arbitration Award, in Case No. 37-2014-00036027-CU-PA-CTL. The full amount of this award has been accrued for in Accounts Payable.

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

The accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). The following is a list of methodologies that we use for segment reporting that differ from our external reporting:

●	Liabilities including accounts payable, notes payable, and other liabilities are managed at the corporate level and not included in segment operations.
●	Interest expense and change in derivative liabilities are managed at the corporate level and not included in segment operations.

Segment Operations

	Nine months ended September 30, 2014
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Revenues	$172,897	$13,837,611	$--	$14,010,508
Costs of revenues	134,458	13,014,048	--	13,148,506
Operating expenses	591,308	3,071,717	6,123,934	9,786,959
Other income (expense)	--	--	(2,883,222)	(2,883,222)
Segment income (loss)	$(552,869)	$(2,248,154)	$(9,007,156)	$(11,808,179)

	Three months ended September 30, 2014
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Revenues	$162,846	$4,633,535	$--	$4,796,381
Costs of revenues	134,458	4,556,749	--	4,691,207
Operating expenses	371,724	1,123,143	2,425,784	3,920,651
Other income (expense)	--	--	(1,494,181)	(1,494,181)
Segment income (loss)	$(343,336)	$(1,046,357)	$(3,919,965)	$(5,309,658)

	Nine months ended September 30, 2013
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Revenues	$541,000	$147,617	$--	$688,617
Costs of revenues	459,635	216,607	--	676,242
Operating expenses	--	--	1,920,110	1,920,110
Other income (expense)	--	--	(3,759,822)	(3,759,822)
Segment income (loss)	$81,365	$(68,990)	$(5,679,932)	$(5,667,557)

	Three months ended September 30, 2013
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Revenues	$--	$147,617	$--	$147,617
Costs of revenues	--	216,607	--	216,607
Operating expenses	--	--	861,060	861,060
Other income (expense)	--	--	(1,462,892)	(1,462,892)
Segment income (loss)	$--	$(68,990)	$(2,323,952)	$(2,392,942)

Segment Assets

	September 30, 2014
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Current Assets	$324,531	$2,087,576	$398,449	$2,810,556
Fixed assets	358,317	684,593	114,860	1,157,770
Other assets	--	--	119,198	119,198
Segment Assets	$682,848	$2,772,169	$632,507	$4,087,524

	December 31, 2013
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Current Assets	$--	$--	$583,581	$583,581
Fixed assets	--	--	746,638	746,638
Other assets	--	--	185,428	185,428
Segment Assets	$--	$--	$1,515,647	$1,515,647

NOTE 10 – SUBSEQUENT EVENTS

On November 7, 2014, we affected a 1-to-6 reverse stock split of our common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, every six shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Reverse Stock Split did change the authorized number of shares but did not change the par value on our common stock. Accordingly, share and per share amounts presented in these condensed consolidated financial statements and notes thereto, have been adjusted retrospectively, where applicable, for all periods presented, to reflect this 1-to-6 reverse stock split.

Shares Issued

On October 15, 2014, the Company issued 129,921 shares of common stock to an investor at a unit value of $0.72 per share for the conversion of a revenue participation offering on STW Pipeline.

On October 23, 2014, the Company issued 33,333 shares of common stock to an investor at a unit value of $0.63 per share on the conversion of a short term convertible note.

On November 5, 2014, the company issued 70,477 shares of common stock to an investor at a unit value of $0.582 per share on the conversion of a short term convertible note.

On November 18, 2014, it was necessary to issue an additional 206 shares to cover the rounding effect of the 1 for 6 reverse stock split. On November 21, 2014, the transfer agent returned 45 of those shares to treasury stock, for a net of 161 shares issued for the rounding effect.

On November 20, 2014, the Company issued 8,333 shares of common stock to one of the investors in the July offering at a unit value of $0.60 per share.

Agreements

In September 2014, the Company entered into short term loan agreements with seven accredited investors totaling $145,000, to sustain some of its daily operating expenses. The notes matured on October 3, 2014, however, in consideration of an extension of the maturity date to October 24, 2014, the Company agreed to issue an aggregate of 17,917 shares of its common stock to those lenders agreeing to the extension if and when the Company increases its authorized capital.

On September 30, 2014 the Company issued its first note for $125,000 for the new Upton Project. The total principal required is $1,250,000. In the period from October 1, 2014 to December 22, 2014 the company has received an additional $930,750 for a total to-date of $1,055,750. For a more complete discussion see Note 4.

On October 2, 2014, the Company entered into a lease of two vehicles with Enterprise Leasing. The lease contract calls for thirty six (36) monthly payments of $3,293 with a purchase option at the end of the lease.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

On November 7, 2014, we effected a 1-to-6 reverse stock split of our common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, every six shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Reverse Stock Split did change the authorized number of shares but did not change the par value on our common stock. Accordingly, share and per share amounts presented in these condensed consolidated financial statements and notes thereto, have been adjusted retrospectively, where applicable. For all periods presented, to reflect this 1-to-6 reverse stock split.

All per share data herein has been retroactively adjusted for the 1 for 6 reverse stock split that occurred on November 7, 2014.

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

As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations. Our continuation as a going concern subsequent to the quarter ended September 30, 2014 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. Based on our current business plan, we currently estimate we will need up to an additional $5 million of new capital to execute our business plan over the next nine months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern.

Three months ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Our revenue, operating expenses, and net loss from operations for the three month period ended September 30, 2014 as compared to the three month period ended September 30, 2013, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended September 30:			% Change Increase (Decrease)
	2014	2013	Change
NET REVENUES	$4,796,381	$147,617	$4,648,764	3,149.2%
COSTS OF REVENUES	4,691,207	216,607	4,474,600	2,065.8%
Gross Profit	105,174	(68,990)	174,164	252.4%
OPERATING EXPENSES:
Research & development	--	59,938	(59,938)	(100.0)%
Sales and marketing	296,419	--	296,419	100.0%
General and administrative	3,558,352	791,505	2,766,847	349.6%
Depreciation	65,880	9,617	56,263	585.0%
Total operating expenses	3,920,651	861,060	3,059,591	355.3%
Loss from operations	(3,815,477)	(930,050)	(2,885,427)	(310.2)%
Interest expense	(619,391)	(403,175)	(216,216)	53.6%
Loss on sale of property and equipment	(39,860)	--	(39,860)	100.0%
Change in derivative liability	(834,930)	(1,059,717)	224,787	(21.2)%
Share of net loss of subsidiary attributable to non-controlling interest	(135,366)	(12,227)	(123,139)	1,007.1%
Net Loss	$(5,174,292)	$(2,380,715)	$(2,793,577)	117.3%

Net Revenues:  During the three months ended September 30, 2014, we realized $162,846 of revenues from our water reclamation business segment and $4,633,535 of revenues from our oil & gas services business segment, including $66,000 from a related party. During the three months ended September 30, 2013, we realized 147,617 of revenues from oil & gas services business segment, including $57,408 from a related party. The increase in revenues between the quarter ended September 30, 2014 and 2013 is $4,648,764 or 3,149.2%. The increase in revenues is due largely to the ramp-up of business operations during 2014, while during the quarter ended September 30, 2013 we had just initially commenced operations.

Cost of Revenues:  Costs of revenues are comprised of labor, fringe benefits, equipment rental, and other costs of providing water reclamation and oil & gas services. Total costs of revenues for the three months ended September 30, 2014 were $4,691,207 as compared to $216,607 for the three months ended September 30, 2013, an increase of $4,474,600 or 2,065.8%. The increase in costs of revenue is largely attributable to the increased revenues from our oil & gas services business segment.

Gross Profit:  During the three months ended September 30, 2014, we realized a gross profit of $105,174. During the three months ended September 30, 2013 we incurred a negative gross profit of $68,990 from our oil & gas services business segment. The gross profit during the three months ended September 30, 2014 is attributable to revenues from our water reclamation and oil & gas services business segments. The negative gross profit incurred during the three months ended September 30, 2013 is attributable to the startup costs of launching our STW Energy and STW Pipeline Maintenance & Construction business units.

Research and development expenses:  During the three months ended September 30, 2014 we incurred zero research and development expenses. During the three months ended September 30, 2013 we incurred $59,938 of research and development expenses, a decrease of $59,938 or 100.0%. The research and development expenses are attributable to our water reclamation business segment.

Sales and marketing expenses:  During the three months ended September 30, 2014 sales and marketing expenses increased by $296,419 or 100.0% from none for the three months ended September 30, 2013. The increase in sales and marketing expenses are attributable to increased expenses, due to increased advertising and promotions as well as the addition of 16 new people sense the prior year end, our oil & gas services business segment during the three months ended September 30, 2014.

General and Administrative Expense: General and administrative expenses increased by $2,766,847 or 349.6% to $3,558,352 for the three months ended September 30, 2014 from $791,505 for the three months ended September 30, 2013. Our general and administrative expenses for the three months ended September 30, 2014 consisted of board of director fees of $131,250, professional fees of $300,397, management fees of $255,649, salaries and wages of $551,974, insurance of $116,420, penalties of $24,183, and other general and administrative expenses (which includes expenses such as; Auto, Business Development, SEC Filing, Factoring, Investor Relations, General Office, Stock Compensation of $1,440,985, Travel, and Utilities) of $2,178,479, for a total of $3,558,352. Our general and administrative expenses for the three months ended September 30, 2013  consisted of board of director fees of $150,000, professional fees of $133,865, salaries and benefits of $164,000, consulting fees of $140,133, insurance of $16,953, and other general and administrative expenses (which includes expenses such as; Auto, Business Development, SEC Filing, Factoring, Investor Relations, General Office, Stock Compensation of zero, Travel, and Utilities) of $186,554, for a total of $791,505.

The primary reasons for the increase in comparing the three months ended September 30, 2014 to the corresponding period for 2013 was mainly due to the rapid ramp-up of the business since the prior year which caused an increase in business development expenses, increase in salaries and benefits for employees, increase in professional services and consulting fees, increase in management fees, increased penalties related to payroll taxes, and the increase in the board of director fees. During the three month periods ended September 30, 2014 and 2013, non-cash stock based compensation expenses relating to consulting and other fees included in general and administrative expenses were $1,566,912 and $420,560, respectively.

Interest Expense:  Interest expense increased by $216,216 to $619,391 for the three month period ended September 30, 2014 from $403,175 for the three month period ended September 30, 2013. The increase is due primarily to issuance of short term debt. This is partially offset due to the reduction of interest expense incurred during the three months ended September 30, 2014 from the payment or conversion of approximately $1.0 million of notes payable since September 30, 2013.

Loss on sale of property and equipment: During the three month period ended September 30, 2014, we sold some of the Company’s fixed assets at a loss totaling $39,860. There was no such sale in the three month period ended September 30, 2013.

Change in derivative liability: During the three month period ended September 30, 2014, we recorded an $834,930 increase in the fair value of the derivative liability from June 30, 2014. During the three month period ended September 30, 2013, we recorded a $1,059,717 increase in the derivative liability from June 30, 2013, a net difference of $224,787 between the three months ended September 30, 2014 and 2013. The increase in the derivative liability during the three months ended September 30, 2014 is attributable to the effect of increased share values as of September 30, 2014 as compared to June 30, 2014. The reason for the increase in the derivative liability for the three months ended September 30, 2013 was mainly due to the change in the fair value of derivatives attributable to the increase in volatility rate from 100% for 2012 to a historical rate of 623% for 2013.

Non-controlling interest in Net Loss:  During the three months ended September 30, 2014 and 2013, we reported $135,366 and $12,227, respectively, as the non-controlling interest in the net loss of our STW Energy Services, LLC subsidiary. This non-controlling interest in the net loss represents of a 25% non-controlling interest in the net loss of STW Energy Services, LLC, and a subsidiary company.

 Net Loss:  Net loss increased by $2,793,577 , or 117.3%, to a net loss of $5,174,292 for the three month period ended September 30, 2014 from a net loss of $2,380,715 for the three month period ended September 30, 2013. This net loss reflects the increased revenues with improved gross margin, less increased operating expenses and change in derivative liability discussed above.

Nine months ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Our revenue, operating expenses, and net loss from operations for the nine month period ended September 30, 2014 as compared to the nine month period ended September 30, 2013, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Nine Months Ended September 30:			% Change Increase (Decrease)
	2014	2013	Change
NET REVENUES	$14,010,508	$688,617	$13,321,891	1,934.6%
COSTS OF REVENUES	13,148,506	676,242	12,472,264	1,844.3%
Gross Profit	862,002	12,375	849,627	6,865.7%
OPERATING EXPENSES:
Research & development	151,955	69,056	82,899	120.0%
Sales and marketing	735,608	--	735,608	100.0%
General and administrative	8,717,116	1,841,437	6,875,679	373.4%
Depreciation	182,280	9,617	172,663	1,795.4%
Total operating expenses	9,786,959	1,920,110	7,866,849	409.7%
Loss from operations	(8,924,957)	(1,907,735)	(7,017,222)	(367.8)%
Interest expense	(1,564,896)	(963,736)	(601,160)	62.4%
Loss on sale of property and equipment	(39,860)	--	(39,860)	100.0%
Change in derivative liability	(1,278,466)	(2,796,086)	1,517,620	54.3%
Share of net loss of subsidiary attributable to non-controlling interest	(166,294)	(12,998)	(153,296)	1,179.4%
Net Loss	$(11,641,885)	$(5,654,559)	$(5,987,326)	105.9%

Net Revenues:  During the nine months ended September 30, 2014, we realized $172,897 from our water reclamation business segment, $13,837,611 of revenues from our oil & gas services business segment of which $143,378 is from a related party. During the nine months ended September 30, 2013, we realized $541,000 of revenues from our water reclamation business segment and $147,617 of revenues from our from our oil & gas services business segment, of which $57,408 is from a related party. The increase in revenues between the nine months ended September 30, 2014 and 2013 is $13,321,891, or 1,934.6%, is attributable to a decrease of $368,103 of water reclamation services revenues offset by an increase of $13,689,994 of revenues, due to increased demand caused by our increased advertising and promotions as well as the addition of 16 new people sense the prior year end, from our oil & gas services business segments.

Cost of Revenues:  Total costs of revenues for the nine months ended September 30, 2014 were $13,148,506 as compared to $676,242 for the nine months ended September 30, 2013, an increase of $12,472,264 or 1,844.3%. The increase in costs of revenue is attributable to the increased revenues from our oil & gas services business segment. Costs of revenues during the nine months ended September 30, 2014, are comprised of labor, fringe benefits, equipment rental, and other costs of providing oil & gas services. Costs of revenues for the nine months ended September 30, 2013 are attributable to contract costs to design, build and deliver a proprietary water desalinization facility and costs of our oil & gas services business segment.

Gross Profit:  During the nine months ended September 30, 2014, we realized a gross profit of $862,002 from our oil & gas services business segment compared to $12,375 of gross profit realized during the nine months ended September 30, 2013, an increase in gross profit of $849,627, or 6,865.7%. The increased gross profit is attributable to the increased sales volume during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Research and development expenses:  Research and development expenses increased by $82,899 or 120.0% to $151,955 for the nine months ended September 30, 2014 from $69,056 for the nine months ended September 30, 2013. The increase in research and development expenses is attributable to our water reclamation business segment.

Sales and marketing expenses:  Sales and marketing expenses increased by $735,608 or 100.0%, for the nine months ended September 30, 2014 from none for the nine months ended September 30, 2013. The increase in sales and marketing expenses are attributable to increased expenses, due to increased advertising and promotions as well as the addition of 16 new people sense the prior year end, our oil & gas services business segment.

General and Administrative Expense: General and administrative expenses increased $6,875,679 or 373.4% to $8,717,116 for the nine months ended September 30, 2014 from $1,841,437 for the nine months ended September 30, 2013. Our general and administrative expenses for the nine months ended September 30, 2014 consisted board of director fees of $468,750,  professional fees of $614,231, management fees of $1,247,752, salaries and wages of $1,502,179, consulting fees of $179,154, insurance of $212,805, penalties of $831,182, and other general and administrative expenses (which includes expenses such as; Auto, Business Development, SEC Filing, Factoring, Investor Relations, General Office, Stock Compensation of $1,446,961, Travel, and Utilities) of $3,661,063, for a total of $8,717,116. Our general and administrative expenses for the nine months ended September 30, 2013 consisted board of director fees of $455,825, professional fees of $411,011, management fees of $529,476, salaries and wages of $164,000, insurance of $35,123, and other general and administrative expenses (which includes expenses such as; Auto, Business Development, SEC Filing, Factoring, Investor Relations, General Office, Stock Compensation of $155, Travel, and Utilities) of $246,002, for a total of $1,841,437.

The primary reasons for the increase in comparing the nine months ended September 30, 2014 to the corresponding period for 2013 was mainly due to the rapid ramp-up of the business since the prior year which caused an increase in business development expenses, increase in salaries and benefits for employees, increase in professional services and consulting fees, increase in management fees, increased penalties related to payroll taxes, and the increase in the board of director fees. During the nine month periods ended September 30, 2014 and 2013, non-cash stock based compensation expenses relating to consulting and other fees included in general and administrative expenses were $3,243,356 and $630,560, respectively.

Interest Expense:  Interest expense increased by $601,160 to $1,564,896 for the nine month period ended September 30, 2014 from $963,736 for the nine month period ended September 30, 2013. The increase is due to additional interest expenses incurred on additional debt financing incurred by us since September 30, 2013, including $214,234 of additional interest expense attributable to the conversion of a note payable and accrued interest for common shares having a value greater than the carrying value of the note and accrued interest and $262,000 for seven short term loans in late September 2014. The increase in interest expense is partially offset by the payment or conversion of approximately $1.0 million of notes payable since September 30, 2013. Had these note payment and conversions not occurred, interest expense for the nine months ended September 30, 2014 would have been substantially greater.

Change in derivative liability: During the nine month period ended September 30, 2014, we recorded a $1,278,466 increase in the fair value of the derivative liability from December 31, 2013. During the nine month period ended September 30, 2013, we recorded a $2,796,086 increase in the derivative liability from December 31, 2012. There is a net difference of $1,517,620 between the nine months ended September 30, 2014 and 2013. The decrease in the derivative liability during the nine months ended September 30, 2014 is attributable to the reduction of the remaining term of outstanding warrants offset by the effect of an increase in the value of shares as of September 30, 2014. The reason for the increase in the derivative liability for the nine months ended September 30, 2013 was mainly due to the change in the fair value of derivatives attributable to the increase in volatility rate from 100% for 2012 to a historical rate of 623% for 2013.

Non-controlling interest in Net Loss:  During the nine months ended September 30, 2014 and 2013, we reported $166,294 and $12,998, respectively, as the non-controlling interest in the net loss of our STW Energy Services, LLC subsidiary. This non-controlling interest in the net loss represents of a 25% non-controlling interest in the net loss of STW Energy Services, LLC, and a subsidiary company.

 Net Loss:  Net loss increased by $5,987,326, or 105.9%, to a net loss of $11,641,885 for the nine month period ended September 30, 2014 from a net loss of $5,654,559 for the nine month period ended September 30, 2013. This net loss reflects the increased revenues with improved gross margin, less increased operating expenses and change in derivative liability discussed above.

Liquidity, Capital Resources, and Management Plans

Our condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the consolidated financial statements, we incurred a net loss of $11,641,885 during the nine months ended September 30, 2014, and losses are expected to continue in the near term. The accumulated deficit since inception is $35,997,228 at September 30, 2014. Refer to Note 7 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 4 and Note 7 in the condensed consolidated financial statements for our discussion of notes payable and shares issued, respectively.Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our oil & gas services and water reclamation services business units before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30, 2014, we had $281,931 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30, 2014, the Company had $281,931 of cash on hand; however, the Company raised an additional $1,055,750 via revenue participation notes on our new Upton project during the period October 1, 2014 through December 22, 2014, to sustain its operations. Management expects that the current funds on hand will not be sufficient to continue operations through December 31, 2014. Management is currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, and that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of September 30, 2014 as compared to December 31, 2013, were as follows:

	September 30, 2014	December 31, 2013
Cash	$281,931	$17,301
Total current assets	$2,810,556	$583,581
Total assets	$4,087,524	$1,515,647
Total current liabilities	$19,164,099	$11,951,231
Total liabilities	$22,283,740	$14,574,240

    At September 30, 2014, we had a working capital deficit of $16,353,543 compared to a working capital deficit of $11,367,650 at December 31, 2013. Current liabilities increased to $19,164,099 at September 30, 2014 from $11,951,231 at December 31, 2013, primarily as a result of accrued penalties and interest, delinquent payroll taxes and board compensation.
    Our operating activities used net cash of $622,481 for the nine months ended September 30, 2014 compared to net cash used in operations of $1,222,774 for the nine months ended September 30, 2013. The net cash used in operations for the nine months ended September 30, 2014, reflects a net loss of $11,641,885, decreased by $4,728,432 in non-cash charges and by $6,250,972 net increase in the working capital accounts. The net cash used in operations for the nine months ended September 30, 2013 reflects a net loss of $5,654,559, decreased by $2,899,551 in non-cash charges and by $1,532,234 net increase in the working capital accounts.

    Our investing activities were $470,689 and $241,876 for the nine months ended September 30, 2014 and September 30, 2013, respectively. Our investing activities for the nine months ended September 30, 2014 and 2013 are attributable to purchases of equipment, net of related equipment loans.

    Our financing activities resulted in a cash inflow of $1,357,800 for the nine months ended September 30, 2014, which represented $30,468 of bank overdraft, the repayment of $197,369 of notes payable, proceeds of $364,137 from notes payable, and the issuance of $1,221,500 in common stock. Our financing activities resulted in cash inflow of $1,495,466 for the nine months ended September 30, 2013, which is represented by $8,327 of bank overdraft, the repayment of $51,000 of notes payable, non-controlling interest contribution of $2,500, the issuance of $902,588 in revenue participating notes, debt issuance costs of $35,025, and $668,076 in proceeds from fees payable in common stock.

Credit Facility

On March 19, 2014, we entered into a Line of Credit Agreement (the "Credit Agreement") with Black Pearl Energy, LLC ("Black Pearl"), an entity controlled by Stan Weiner and Lee Maddox, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and one of our directors: Grant Seabolt. Pursuant to the Credit Agreement, Black Pearl issued us a $2,000,000 line of credit, of which $1,277,573 has been advanced as of September 30, 2014. The credit was issued in the form of a promissory note (the "Note"). We must pay back all advanced funds on or before August 1, 2014, although such date has been extended to September 30, 2014 if we do not receive gross proceeds of no less than $6,000,000 resulting from either or both of: (a) the consummation of one or more private placements of debt or equity securities, not including the funds received pursuant to the Credit Agreement; or (b) the filing of a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) for an initial public offering of our securities. Interest accrues at 11% per annum. To further induce Black Pearl to issue us the line of credit, we agreed to issue them 250,000 restricted shares of our common stock and a $25,000 transaction fee to be paid on the final closing date of the credit line.

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

Item 4. Controls and Procedures

The Company failed to timely file its annual report on Form 10-K for the year ended December 31, 2013 and its quarterly reports on Form 10Q for the first two quarters of its fiscal year ending December 31, 2013, and for the first three quarters of its fiscal year ending December 31, 2014, which demonstrates that its Disclosure Controls and Procedures are inadequate.

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended September 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of September 30, 2014, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting. No remediation has been made in this quarter.

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

TCA Global Credit Master Fund, LP Lawsuit. On April 04, 2014, TCA Global Credit Master Fund, LP filed a lawsuit against the Company in the Circuit Court of the 11th Judicial District of Miami-Dade County, Florida y, Florida, cause No. 2014-8956-CA-06, alleging the Company’s breach of an October 16, 2012 debt settlement agreement (the “TCA Lawsuit”). The Company did not have to file an answer, as it and TCA agreed to a First Addendum to the October 16, 2012 settlement agreement, wherein STW agreed to pay TCA Global the sum of $77,068 in unpaid principal, accrued interest and attorneys’ fees, and TCA Global agreed to conditionally dismiss the TCA Lawsuit. Should there be a default in the Company’s payments under the First Addendum, the Company agreed to the entry of a Final Consent Judgment for the $77,068, less amounts paid prior to filing of the Consent Judgment. The Company was previously in default under the Settlement Addendum, and owed TCA Global $37,068 to discharge the obligation in full. At this time, TCA Global has accepted partial payments and did not file the Consent Judgment. The Company has paid all amounts due under the Settlement Addendum and the related matter has been finally resolved.

Sichenzia and Ross Lawsuit. On June 13, 2014, Sichenzia Ross Friedman Ference LLP filed a lawsuit against the Company in the Supreme Court of New York, County of New York, Index No. 155843/2013, seeking $180,036 in legal fees and expenses from the Company. The legal fees and expenses related to Sichenzia Ross’ representation of the Company on SEC matters. The parties filed a stipulation with the Court on August 25, 2014, which extended the Company’s date to file an Answer to the lawsuit to September 22, 2014. On October 8, 2014, the Parties entered into a Settlement Agreement whereby the Company agreed to pay Sichenzia Ross $80,036.22 on or before November 28, 2014 or within three business days of the Company closing its current round of financing. The agreement to pay was secured by the Company providing Sichenzia Ross an “Affidavit of Judgment by Confession” in the amount of $80,036.22 to be filed only if the Company failed to pay the $80,036.22 by the due date, plus a five day cure period ending on December 03, 2014. On December 10, 2014, Sichenzia Ross filed the Judgement by Confession with the Court.

Bob J. Johnson & Associates Lawsuit. There has been one lawsuit filed on July 14, 2014 against the Company’s subsidiary, STW Water Process & Technologies, LLC (“STW Water”), Bob J. Johnson & Associates, Inc. (BJJA) v. Alan Murphy and STW Water & Process Technologies, LLC, Case No. CV50473 in the 238th District Court of Midland County, Texas (the “BJJA Lawsuit”). BJJA sought to enforce an allegedly enforceable covenant not to compete and a confidentiality agreement signed by Alan Murphy, STW Water’s recently hired President, who was a former vice president and employee of BJJA. On July 14, 2014, BJJA obtained a TRO against Alan Murphy, STW Water and those associated with the Defendants, which, by the Company’s ownership of STW Water, included the Company. The TRO temporarily prohibited the Company, STW Water and Alan Murphy from contacting two key customers of STW and STW Water, Pioneer Energy Resources and the City of St. Stockton, Texas. On July 28, 2014, the Court held a temporary injunction hearing, which resulted in the TRO being dissolved and the Court refusing to further enjoin STW, STW Water or Alan Murphy from competing with BJJA. The case is still on the docket; however, the Company is confident that it will not go forward to a trial on the merits, thereby precluding any appreciable risk of a permanent injunction.

Viewpoint Securities, LLC Arbitration. On or about July 9, 2012, the Company and Stan Weiner, the Company's chief executive officer, received a demand for arbitration with the American Arbitration Association. The demand was filed by Viewpoint Securities LLC ("VP") who entered into an engagement agreement, dated March 9, 2008 (as amended on March 9, 2008, November 10, 2008, January 1, 2009, February 5, 2010, and December 1, 2010), with STW whereby the Company retained VP to act as its financial and capital markets advisor regarding equity and debt introduced by VP to the Company. The demand alleged breach of contract, breach of the covenant of good faith and fair dealings, negligence prayer for commissions and expenses incurred by VP in its efforts to provide introductions and attempt to provide financing to the Company from March 9, 2008 through February 2, 2012, the date of termination of the Agreement. VP seeks, among other things, $216,217 and a warrant to purchase 94,445 shares of the Company's common stock, payment of a $15,000 promissory note plus 3+ years of interest at 12%, attorneys' fees of $18,000 and costs of arbitration for filing fees and hearing fees. The Company believed it had valid defenses and contested these claims vigorously. On August 18, 2012, VP dismissed Stan Weiner from the claim with prejudice. A final arbitration hearing was held on February 3, 2014. On April 1, 2014, the Arbitrator issued an Award in favor of Viewpoint for $196,727 on Viewpoint's claim for $216,217 in fees and expenses, plus $5,541 in arbitration hearing fees and expenses; interest shall accrue at the rate of 10% per annum on any unpaid portion of the award commending April 1, 2014. The Arbitrator denied Viewpoint's claims related to the Company's warrants, a $15,000 promissory note plus 12% interest and for $18,000 in attorneys' fees. The Award was final April 1, 2014, and on October 28, 2014, Viewpoint filed a lawsuit in San Diego County, California Superior Court seeking to enforce its Arbitration Award, in Case No. 37-2014-00036027-CU-PA-CTL. The full amount of this award has been accrued for in Accounts Payable.

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

During January 2014, the Company issued an aggregate of 926,603 shares of its common stock valued at $510,769 in payment of accrued paid-in-kind (“PIK”) interest to twelve (12) investors.

During January, 2014, the Company issued an aggregate of 122,190 shares of its common stock to twelve (12) investors valued at $67,354 as consideration for the extension of the maturity date to June 1, 2015, on the 14% convertible notes that matured on November 30, 2013 and in default.

During January, 2014, the Company issued an aggregate of 1,220,101 shares of its common stock valued at $660,684 upon the conversion of a 14% convertible note and two 12% convertible notes (see Note 5).

During January and February, 2014, the Company issued 250,000 shares of its common stock valued at $145,000 to consultants for services rendered.

During March 2014, the Company issued 312,500 shares of its common stock to an investor that had subscribed and paid $150,000 for the shares on November 15, 2013. This subscription of shares was previously reported as Stock Subscriptions Payable as of December 31, 2013.

During March 2014, the Company issued 130,208 shares of its common stock in consideration of $62,500 cash proceeds realized from the sale of stock to accredited investors at $0.48 per share.

During the period April 1, 2014 through September 17, 2014, we sold an aggregate of 1,910,833 units pursuant to a Share Purchase Agreement (the "Purchase Agreement") to fifty (50) accredited investors (the "Investors"), each consisting of (a) one share of common stock and (b) one, 2 year, common stock purchase warrant to purchase one share of common stock at an exercise price of $1.20 per share, subject to adjustment (the "Warrants," collectively with the shares of common stock, the "Units"). Each Unit had a purchase price of $0.48, and the Company received an aggregate of $1,029,000 in gross funding in the transaction (the "Offering"). One of the investors, because of additional circumstances, received an additional 16,667 warrants so total warrants were 1,927,500.

In April 2014 the Company issued 104,166 shares of common stock on a unit share offering at $0.48 for proceeds of $70,000. The Company issued 930,261 shares of common stock to the Board of Directors for services rendered; this was valued at $558,157. Additional shares of 100,000 were issued to an employee as a signing bonus valued at $60,000. Officer’s compensation was paid by issuing 402,708 shares of common stock in lieu of paying $241,625. Consultants were issued 186,958 shares of common stock in lieu of paying $112,175 in accrued fees.

On May 22, 2014, the Company converted a 14% convertible note that was in default in the amount of $544,426 of principal and $197,486 of accrued interest into 1,545,650 shares of its common stock.

In May 2014 a consultant was issued 83,333 shares of common stock in lieu of fees of $60,000.

On June 4, 2014 the company issued 58,333 shares to a consultant at $0.10 per share in payment of $35,000 of consulting fees.

In June 2014 the Company issued 20,833 shares of common stock on a unit share offering at $0.48 for proceeds of $30,000. A charitable contribution was made of 166,667 shares of common stock valued at $110,000.

In July 2014 the Company issued 1,104,167 shares of common stock on a unit share offering at $0.48 for proceeds of $530,000. The Company also issued 41,667 shares for 8,333 warrants at $0.12 for $50,000, 22,561 shares in payment of PIK interest for $10,829, and 83,333 shares for a loan, valued at $40,000. Two employees also received 283,333 shares of stock for signing bonus and services to the company; these shares were valued at $136,000.

In August 2014 the Company issued 724,167 shares of common stock on a unit share offering at $0.60 for proceeds of $437,500. The Company also issued 108,333 shares to consultants in lieu of paying Consultant fees of $49,000.

In September 2014 the Company issued 10,000 shares of common stock to a consultant in lieu of paying Consultant fees of $4,800 and issued an additional 95,833 shares to employees as signing bonuses.

On September 23, 2014, 100,000 shares of common stock were issued to three employees at $1.32 per share as part of their employment/signing bonuses.

On October 15, 2014, the Company issued 129,921 shares of common stock to an investor at a unit price of $0.72 per share for the conversion of a revenue participation offering on STW Pipeline.

On October 23, 2014, the Company issued 33,333 shares of common stock to an investor at a unit value of $0.63 per share on the conversion of a short term convertible note.

On November 5, 2014 the company issued 70,477 shares of common stock to an investor at a unit value of $0.582 per share on the conversion of a short term convertible note.

On November 18, 2014, it was necessary to issue an additional 206 shares to cover the rounding effect of the 1 for 6 reverse stock split. On November 21, 2014, the transfer agent returned 45 of those shares to treasury stock. That made a net of 161 shares issued for the rounding effect.

On November 20, 2014, the Company issued 8,333 shares of common stock to one of the investors in the July offering at a unit value of $0.60 per share.

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

Item 3. Defaults upon Senior Securities

GE Ionics Settlement Agreement

On or about May 22, 2008, STW Resources Holding Corporation entered into a Teaming Agreement, as amended, with GE Ionics, Inc., a Massachusetts corporation (“GE”) (STWR and GE are collectively referred to as the “Parties”). On or about April 4, 2008 STWR and GE entered into a Purchase Order (the “Purchase Order”), pursuant to which there was due and unpaid a debt by STWR to GE in the amount of $11,239,437 as of August 31, 2010 (the “Original Debt”).

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

Item 5. Other Information

In July 2014 the Company issued 1,104,167 shares of common stock on a unit share offering at $0.48 for proceeds of $530,000.

In July the Company also issued 41,666 shares for 8,333 warrants at $1.20 for $50,000, or 22,561 shares in payment of PIK interest for $10,829. Additionally, the Company issued 83,333 shares for a loan, valued at $40,000. Two employees received 283,333 shares of stock for signing bonus and services to the company. These shares were valued at $136,000. These shares were issued at fair market value at the date of issuance.

In August 2014 the Company issued 729,167 shares of common stock on a unit share offering at $0.60 for proceeds of $437,500. The Company also issued 108,333 shares to consultants in lieu of paying Consultant fees of $49,000.

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

STW RESOURCES HOLDING CORP
(Registrant)

Date: December 22, 2014	By: /s/ Stanley T. Weiner
Stanley T. Weiner
President and Chief Executive Officer (Principal Executive Officer)

Date: December 22, 2014	By: /s/ Robert J. Miranda
Robert J. Miranda
Vice President and Chief Financial Officer (Principal Accounting Officer)