Form 10-K
period 2014-12-31
STW RESOURCES HOLDING CORP.
filed 2015-04-03
CIK 1357838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 000-52654

STW Resources Holding Corp
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
[ X ] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ X ] Yes  [ ] No

[Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $12,894,724.

As of April 2, 2015, the Registrant has 31,683,150 shares of common stock outstanding.

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

Unless specifically set forth to the contrary, when used in this Report the terms “STW,” “we”, “our”, the “Company” and similar terms refer to STW Resources Holding Corp., a Nevada corporation and its subsidiaries. In addition, when used herein and unless specifically set forth to the contrary, “2012” refers to the year ended December 31, 2012, “2013” refers to the year ended December 31, 2013 and “2014” refers to the year ended December 31, 2014.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate History

STW Resources Holding Corp (“STW” or the “Company”, f/k/a Woozyfly Inc. and STW Global Inc.) is a corporation formed to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas. STW has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana and the Appalachian Basin of Pennsylvania and West Virginia. STW, in conjunction with energy producers, operators, various state agencies and legislators, is working to create an efficient and economical solution to this complex problem. The Company is also evaluating the deployment of water processing technologies in the municipal wastewater industry. The Company is also involved in the desalination of brackish water and seawater for industrial and municipal use.

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

Effective April 16, 2014, the Company formed another new subsidiary, STW Water Process & Technologies, LLC (“Water Process”), a Texas limited liability company. The Company is the sole member of Water Process, owning 100% of the membership interest in such entity, which is managed by its members.

Overview

The Company, based in Midland, Texas, provides customized water reclamation/processing services. STW’s core expertise is an understanding of water chemistry and its application to the analysis and remediation of complex water reclamation issues. STW provides a complete solution throughout all phases of a water reclamation project including analysis, design, evaluation, implementation and operations.

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

 This map illustrates the location of the major shale formations that are discussed below:

Cody
Gammon
Mowry
Hilliard Baxter Mancos
Mancos
Lewis
Pierre
Fayetteville
Woodford
Barnett
Haynesville
Floyd-Neal
Chattanooga
New Albany
Antrim
Utica
Marcellus
Devonian (Ohio)
Barnett Woodford
Pearsall Eagle Ford
United States Shale Gas Plays
www.eia.doe.gov
eia Energy Information Administration
Office of Oil and Gas
Shale Gas Plays
Basins
Stacked Appalachian Plays
Marcellus
Utica
Devonian (Ohio shale)
November 2008
Miles
0
100
200
400
N

Fort Stockton Well Development

On August 4, 2014, we entered into a Cooperation Agreement with the City of Fort Stockton, Texas regarding the development of water well(s) in the Capitan Reef Aquifer Formation. The City of Fort Stockton, Texas ("COFS") owns the surface and ground water rights to several areas of Capitan Reef Aquifer Formation; its existing Capitan Reef Aquifer ("CRA") well is currently drilled to an approximate depth of 3,500 feet (the "Existing CRA Well"). We want to deepen the Existing CRA Well to make it a production water well and/or drill an alternate well, which will be at our own expense, and lease CRA groundwater rights from certain sections of COFS' property. Together, we hope that we can develop a CRA water supply project in the area that will serve to meet the future needs of COFS and the municipal and industrial needs within the region.

Through the Agreement, COFS granted and leased the right to explore for, drill for, produce, transport, and treat groundwater from a specific portion of the CRA to us. We also have the right to drill, deepen and/or rework the Existing CRA Well, at our own expense. Through a Post-Well Study, we shall determine the gallons per day ("GPD") of maximum water capacity of the Existing CRA Well and the quality of the water from such well. If however, the results of the Post-Well Study demonstrate that the Existing CRA Well is not suitable to carry out the purpose of the Agreement, we may drill a second water well, at our own expense, at a location mutually agreed on the related property and then we shall conduct a Post-Well Study on such replacement well. Once the well water meets the contractual specifications, we may sell such water to end users; if the water does not meet such standards, we maintain the right to treat the water to other specific levels or sell as is to industrial end-users. We are responsible for the pipelines and pumping facilities required to transport the water to the end-user.

If the Post-Well Study shows that the well(s) we drilled can produce CRA water at a minimum of 1,200 GPM (the "Critical Criterion") and all regulatory approvals have been obtained, we must pay COFS a $5,000,000 bonus payment and we shall have the right to develop additional wells if we have additional water supply contracts demanding additional production. We shall also pay COFS a 17% royalty of the price we receive per 1,000 gallon of CRA water produced from the well(s). Finally, we are required to provide COFS with 3 million GPD of CRA water at no cost upon their request for delivery of same for their use. For one year following completion of our last post-well study, we have the option to produce and transport the water produced from the CRA (the "Option"); otherwise, the Agreement terminates, unless we pay a monthly royalty of $500 (the "Option Royalty"). We can maintain the Option for three years, so long as we pay the Option Royalty. If we exercise the Option and the wells are capable of producing CRA water for sale, but there are no sales for a consecutive period of 180 days or more, the lease shall terminate unless we pay a monthly royalty of $5,000, which is also only permissible for three years. Other fees payable to COFS include a 7% royalty of the price we receive per 1,000 gallons of CRA water produced and sold from other properties owned by anyone other than COFS within the Pecos County, as a result of our additional right to use existing COFS easements and rights of way within the Pecos County for laying pipelines necessary for the delivery of CRA water produced within such county. COFS agreed to assist us with any negotiations required to procure additional easements and groundwater rights in Pecos County to help us produce and deliver CRA water.

If the Post-Well Study shows that the Critical Criterion has not been met, then we can decide whether or not we want to produce and transport the water. If we decide not to produce, but COFS sells the water from the wells, COFS will reimburse us for some of our expenses related to developing such well; if we decide to produce the water, we will not get any reimbursement. These same options apply if the regulatory approvals have been granted but the permit from the Middle Pecos Groundwater Conservation District does not allow us to transport the full amount we request to use or sell.

Throughout the term of the Agreement, COFS is responsible to maintain insurance for its activities and obtain all property rights related to the activities covered by the Agreement.

Title and ownership of the Existing CRA Well and any other wells we drill on the property shall be transferred to us during the term of the Agreement; upon termination of the Agreement, we shall transfer title back to COFS upon COFS' reimbursement to us of any expenses that are owed.

The term of the Agreement is for 30 years, which shall automatically renew year to year unless terminated by either party upon 60 days written notice after the end of the term. The Agreement provides that we are authorized to maintain and service any contracts to the extent water has been purchased pursuant to a sales agreement with a duration exceeding such 30 year time period and this Agreement shall not terminate during the initial term of any such agreement. We also maintain the right to unilaterally terminate the Agreement related to the initial subject property. So long as we are maintain our obligations under the Agreement, COFS may not terminate the Agreement during certain specific phases of the contemplated transaction. The Agreement requires COFS reimburse us at specified rates and for specified projects if it unilaterally terminates the Agreement during specific time frames.

The Agreement contains covenants that are customary for agreements of this type and provides for indemnification of the parties for losses and expenses arising out of this Agreement.

The Company is currently working to finance the initial project, of which there can be no guarantee. If the Company does not receive adequate funding, it will not be able to carry out the transactions contemplated in the Agreement. The Agreement does not provide for any penalties or defaults if we are unable to carry it out. As of the date of this Report the Company had received funding of over $1.5 million.

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

Brackish Water

World-wide, there are brackish water zones that contain large volumes of water. The water contains dissolved salts in the 0.5 to 2% (3,000 to 20,000 mg/l Total Dissolved Solids (“TDS”)) range and, hence, is unfit for human use. This water can be treated to reduce the TDS below 500 mg/l or 0.05% TDS making the water fit for human consumption. Factors such as decreasing supplies of fresh ground and surface water, increased competition for surface water resources and changes in population/demand centers are driving the need for brackish water for water supply. STW’s potential customers are private companies and municipalities serving fast growing metropolitan areas where demand for water is outpacing the available supply. For example, aquifers in the Texas Gulf Coast region contain a large volume of brackish water (less than 10,000 part per million TDS) that once desalinized will help meet increasing demand in the region.

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

STW’s processes are based upon a fundamental understanding of the core issue and developing an appropriate solution using our experience and expertise. For example, such processes include sampling and testing, analysis, design and, where required by customers, implementation and operation. Some of the steps involved are described below:

●	Determine the inlet water quality and measurement of TDS, hardness, barium, strontium, bromine, sulfate and hydrocarbon concentrations, which are critical.
●	Take multiple samples over time to ensure consistency and accuracy of inlet water quality measurement.
●	Obtain an understanding and analysis of potential uses for the reclaimed water.
●	Conduct a site inspection to determine the various vessels needed such as tanks, pumps, pits, truck offloading racks, and engineering testing of the land.
●	Analyze fluid volumes and their variability over time.
●	Determine the length of time the water needs to be reclaimed at this site.
●	Determine appropriate technology: fixed or mobile, evaporation, reverse osmosis or other.
●	Obtaining permits as needed.
●	Investigate the handling of the concentrated brines and any other residue from the reclamation process.
●	Ascertain disposal options for the residue including potential use of the by-products.

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

STW Salttech Dynamic Vapor Recovery (DyVaR) System
STW’s process is capable of handling waters that contain up to 300,000 mg/l TDS, with fresh water recovery rates from 50% to 97%, or greater depending on inlet water quality. The recovered fresh water, or “distillate,” is highly purified water from the evaporative process and has multiple re-use applications. It is particularly applicable in the gas shale and oil production facilities for reclaiming frac and produced waters as well as processing the highly salt laden reject concentrate from reverse osmosis operations with a fresh water recovery rate of 95%-97%.

The technology is scalable and can be deployed as mobile units that can process 72,000+ gallons per day (“gpd”), as portable units that can process 216,000+ gpd, or as fixed central units capable of processing up to 2,880,000+ gpd.

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

The reverse osmosis process creates a by-product of concentrated brine with higher TDS. This brine can be processed by our Salttech DyVaR system.

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

Membrane Bioreactor

A membrane bioreactor (“MBR”) is a water treatment system that combines biological and ultra-filtration technologies. The biological technology is the same process utilized in all sewage treatment facilities. Bacteria are maintained in an aerobic condition that decays the organic materials in the water and oxidizes these organic materials into low molecular weight acids, usually acetic acid. Maintaining the bacteria in an oxygen rich environment prevents mutation or growth of any anaerobic bacteria, which would produce inorganic acids such as hydrogen sulfide.

A filter membrane removes the water fraction from the unit. The membrane provides filtration in the 0.01 microns or lower range, which is enough to remove viruses, bacteria and other colloidal materials. The water exiting the units is potable water and safe for human consumption.

Brine Discharge / Deep Injection Wells

In many gas shale fields, disposal through a deep injection well offers a cost-effective alternative to water reclamation although the method is environmentally questionable. If suitable geology exists, high TDS flowback waters can be disposed by injection into a deep discharge well. There are operative brine discharge wells in each of the major shale formations. The alternative solution is to process the brine with the STW DyVaR system.

Oil and Gas Services

Our subsidiaries, STW Energy, STW Pipeline Maintenance & Construction, and STW Oilfield Construction Services offer a wide range of oilfield and pipeline construction, maintenance and support services. Our services include construction of new poly and steel pipeline for oil, gas or water service and leak repair crews to help combat decaying pipelines in all major production areas. We use top of the line equipment including poly fusion machines that are capable of fusing 3 inch to 24 inch pipe as well as all of the equipment to ditch and lay all types of pipeline. Our employees each have at least 10 years’ experience in the pipeline construction & maintenance industry. Permian basin pipeline infrastructure consists of thousands of miles of steel and poly pipeline already in service that were installed over the past few decades, along with thousands of miles per year of new service pipelines added due to greatly increased production resulting from the use of fracking. Over half of these aging pipelines have countless leaks that cause huge gas losses for midstream companies. Our goal is to provide the best service to mitigate these issues. Pipeline employs qualified laborers with years of experience in the oil patch, and Supervisor/Sales people with particular oil patch knowledge in the Permian and Delaware Basins of West Texas, Eastern New Mexico, and in the Eagle Ford of South Texas.

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

Expertise & Differentiators

-   Experienced and entrepreneurial management
-   Unique, high quality and efficient process
-   Highly trained, insured workforce
-   Newest technology; mobile units
-   All inclusive capabilities

Marketing & Sales

STW’s business proposition is to provide comprehensive, necessary water treatment and processing solutions. We work closely with our customers to evaluate their water treatment needs, understand how these may change over time, assess the regulatory and economic factors and design an optimal solution. STW offers a broad array of technical solutions coupled with a service suite and financial structuring options that provide our customers with the ability to obtain a turnkey solution to their wastewater challenges.

Oil and Gas Shale

Most of the oil and gas producers in each of the shale formations are already well known to the Company. STW personnel have developed many, and in some cases, long standing relationships with key personnel responsible for well completion and remedial operations at each gas producer. STW monitors production plans at the producer level, the acreage acquisitions at the shale formations and trends that relate to the demand for water reclamation by region. In addition, the Company maintains detailed databases that monitor drilling permits, rig counts and other key statistics that forecast gas production rates by geography. These activities allow the Company to anticipate demand for its services and to prioritize its sales calling efforts on those producers for whom freshwater supply is an issue or where shale water disposal pose the greatest challenges.

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

Employees

As of December 31, 2014, we had 119 full-time or part-time employees. Our executive officers provide certain services dedicated to current corporate and business development activities on an as needed part-time basis.

Company’s Office and Website

Our offices are located at 3424 South County Road 1192, Midland, Texas 79706. Our website address is www.STWresources.com. Information found on our website is not incorporated by reference into this report.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We have a history of operating losses; we incurred a net loss in both fiscal year 2014 and fiscal year 2013. Our revenues are not currently sufficient to fund our operating expenses, and there are no assurances we will develop profitable operations.

The report of our independent registered public accounting firm on our 2014 consolidated financial statements contains an explanatory paragraph which raises substantial doubt about our ability to continue as a going concern, and we will need additional financing to execute our business plan, fund our operations and to continue as a going concern, which additional financing may not be available on a timely basis, or at all.

We have limited remaining funds to support our operations. We have prepared our consolidated financial statements in this Form 10-K on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We will not be able to execute our current business plan, fund our business operations or continue as a going concern long enough to achieve profitability unless we are able to secure additional funds. The Report of Independent Registered Public Accounting Firm on our December 31, 2014, consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. However, in order to sustain and improve operations, we will need to secure additional funds. If adequate financing is not available, we will not be able to sustain operations. In addition, if one or more of the risks discussed in these risk factors occur or our expenses exceed our expectations, we may be required to raise further additional funds sooner than anticipated.

We will be required to pursue sources of additional capital to fund our operations through various means, including equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. However, we may be unable to obtain such financings on reasonable terms, or at all. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. In addition, if we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. As a result, there can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs prior to the end of 2015, we may be required to cease operations.

STW’s results of operations have not resulted in profitability, and we may not be able to achieve profitability going forward.

STW has a deficit accumulated of $39,112,171 as of December 31, 2014 and had a net loss of $14,756,828 for the year ended December 31, 2014. In addition, as of December 31, 2014, STW had total liabilities of $27,601,280 and total assets of $6,713,243.

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

We have incurred indebtedness totaling $27,601,280 as of December 31, 2014, which includes: current liabilities of $24,775,985 which includes $4,523,265 in accounts payable, $4,280,180 in related party payables, the short term portion of the notes payable is $5,890,414, $2,671,843 of sales, payroll taxes, and penalties payable, $208,271 of insurance premium finance contract payable, $1,769,117 in accrued expenses, which principally includes accrued interest on our various debt obligations, $643,777 of accrued compensation, $496,067 of accrued board compensation, $2,783,711 of Fees Payable in Common Stock, $27,000 of stock subscriptions payable, and $802,340 of derivative liability. The non-current portion of the notes payable is $2,825,295 for a total of $8,715,709 in notes payable, including convertible notes. As of December 31, 2014, the total of outstanding 14% convertible notes is $2,296,342 of which $688,210 is in default. We do not have adequate funds to satisfy the outstanding obligations. Unless we are able to restructure some or all of this debt and raise sufficient capital to fund our continued development, our current operations do not generate sufficient cash to pay these obligations, when due. Accordingly, there can be no assurance that we will be able to pay these or other obligations we may incur in the future and it is unlikely that we would be able to continue as a going concern.

As of April 2, 2015, we have $3,701,617 in outstanding convertible notes. We received consent from the holders of approximately 42% of the outstanding principal amount of such notes to extend the maturity date of their notes. Although we continue to seek consent from the remaining note holders, there can be no assurance that we will receive it from any or all of these holders. The notes provide us with a 30 day cure period, but if we are unable to pay the notes when they become due, the note holders maintain the right to demand immediate payment of all outstanding principal and interest or maintain the note at an increased default interest rate of 18% per annum until we remedy the default. If we do not receive consent to extend the maturity date of the notes from the remaining note holders, the notes are not converted into equity or we do not otherwise restructure such debt, our current operations do not generate sufficient cash to pay the interest and principal on these obligations when they become due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future.

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

We are delinquent in our payroll tax obligations

As of April 2, 2015, we are delinquent in payment of $2,594,128 of federal employee payroll taxes, including withholding, and filing of payroll tax returns and have submitted an application to the Internal Revenue Service to enable us to pay these delinquent taxes over an extended period. Since these payroll tax liabilities include failure to deposit employee trust funds, we may be subject to 100% trust fund penalties for these taxes and have accrued $1,183,202 of these estimated penalties as of December 31, 2014. We cannot assure you that the Internal Revenue Service will accept our application for installment payments or that we will not incur additional fines and penalties for failure to timely file such federal payroll tax returns.

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

We have experienced, and may continue to experience, difficulties in implementing the management, operations and accounting systems, controls and procedures necessary to support our growth and expanded operations, as well as difficulties in complying with the reporting requirements related to our growth. With respect to enhancing our management and operations team, we may experience difficulties in finding and retaining additional qualified personnel. If such personnel are not available locally, we may incur higher recruiting, relocation and compensation expenses. In an effort to meet the demands of our planned activities in fiscal year 2015 and, thereafter, we may be required to supplement our staff with contract and consultant personnel until we are able to hire new employees. Further, we may not be successful in our efforts to enhance our systems, accounting, controls and reporting performance. All of this may have a material adverse effect on our business, results of operations, cash flows and growth plans as well as our regulatory standing, listing status and stock price.

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

Our executive officers, directors and shareholders holding in excess of five percent (5%) of our issued and outstanding shares, beneficially own over 30% of our common stock as of December 31, 2014. Under our Articles of Incorporation and Nevada law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these shareholders, acting together, would have the ability to control the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these shareholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Outstanding notes and warrants may adversely affect us in the future and cause dilution to existing shareholders.

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue 191,666,667 shares of common stock and 10,000,000 shares of Preferred Stock with such designations, preferences and rights as determined by our Board of Directors, as well as additional classes or series of ownership interests or debt obligations which may be convertible into any class or series of ownership interests in the Company. Such securities may be issued without the approval or other consent of the holders of the Common Stock. As of April 2, 2015, there are 31,683,150 shares of our common stock outstanding and no shares of preferred stock outstanding.

However, as of April 2, 2015, the Company has issued or has authorized the issuance of: (i) notes convertible into an aggregate of 8,304,075 shares of our common stock; (ii) fees payable in common stock of 1,184,425 shares, (iv) stock subscriptions payable of 26,154 shares and (v) warrants to purchase up to an aggregate of 3,634,350 shares of our common stock with exercise prices ranging from $0.12 to $1.80 per warrant. Conversion of the preferred stock or exercise of the warrants may cause dilution in the interests of other shareholders as a result of the additional common stock that would be issued upon conversion or exercise. In addition, sales of our common stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock.

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

Our common stock is currently traded on the OTCQB under the symbol STWS. There is currently only a limited public market for the Company’s common stock and common stock is not actively traded. Moreover, the price of our common stock may be volatile due to numerous factors, many of which are beyond our control that may cause the market price of our common stock to fluctuate significantly. These factors include:

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

The Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2014, based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). In connection with the assessment described above, management identified control deficiencies that represent material weaknesses at December 31, 2014, see “Item 9A. Controls and Procedures” for more detailed discussion. Notwithstanding the foregoing, management reviewed the financial statements and underlying information included in this annual report on Form 10-K and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects.

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

Sichenzia and Ross Lawsuit. On June 13, 2014, Sichenzia Ross Friedman Ference LLP filed a lawsuit against the Company in the Supreme Court of New York, County of New York, Index No. 155843/2013, seeking $180,036 in legal fees and expenses from the Company. The legal fees and expenses related to Sichenzia Ross’ representation of the Company on SEC matters. The parties filed a stipulation with the Court on August 25, 2014, which extended the Company’s date to file an Answer to the lawsuit to September 22, 2014. On October 8, 2014, the Parties entered into a Settlement Agreement whereby the Company agreed to pay Sichenzia Ross $80,036.22 on or before November 28, 2014 or within three business days of the Company closing its current round of financing. The agreement to pay was secured by the Company providing Sichenzia Ross an “Affidavit of Judgment by Confession” in the amount of $80,036.22 to be filed only if the Company failed to pay the $80,036.22 by the due date, plus a five day cure period ending on December 03, 2014. On December 10, 2014, Sichenzia Ross filed the Judgement by Confession with the Court, and the Judgment remains unsatisfied.

Bob J. Johnson & Associates Lawsuit. There has been one lawsuit filed on July 14, 2014 against the Company’s subsidiary, STW Water Process & Technologies, LLC (“STW Water”), Bob J. Johnson & Associates, Inc. (BJJA) v. Alan Murphy and STW Water & Process Technologies, LLC, Case No. CV50473 in the 238th District Court of Midland County, Texas (the “BJJA Lawsuit”). BJJA sought to enforce an allegedly enforceable covenant not to compete and a confidentiality agreement signed by Alan Murphy, STW Water’s recently hired President, who was a former vice president and employee of BJJA. On July 14, 2014, BJJA obtained a TRO against Alan Murphy, STW Water and those associated with the Defendants, which, by the Company’s ownership of STW Water, included the Company. The TRO temporarily prohibited the Company, STW Water and Alan Murphy from contacting two key customers of STW and STW Water, Pioneer Energy Resources and the City of Ft. Stockton, Texas. On July 28, 2014, the Court held a temporary injunction hearing, which resulted in the TRO being dissolved and the Court refusing to further enjoin STW, STW Water or Alan Murphy from competing with BJJA. The case is still on the docket and BJJA has sought initial discovery from the Company; however, the Company is confident that it will not go forward to a trial on the merits, thereby precluding any appreciable risk of a permanent injunction.

Viewpoint Securities, LLC Arbitration. On or about July 9, 2012, the Company and Stan Weiner, the Company's chief executive officer, received a demand for arbitration with the American Arbitration Association. The demand was filed by Viewpoint Securities LLC ("VP") who entered into an engagement agreement, dated March 9, 2008 (as amended on March 9, 2008, November 10, 2008, January 1, 2009, February 5, 2010, and December 1, 2010), with STW whereby the Company retained VP to act as its financial and capital markets advisor regarding equity and debt introduced by VP to the Company. The demand alleged breach of contract, breach of the covenant of good faith and fair dealings, negligence prayer for commissions and expenses incurred by VP in its efforts to provide introductions and attempt to provide financing to the Company from March 9, 2008 through February 2, 2012, the date of termination of the Agreement. VP seeks, among other things, $216,217 and a warrant to purchase 94,445 shares of the Company's common stock, payment of a $15,000 promissory note plus 3+ years of interest at 12%, attorneys' fees of $18,000 and costs of arbitration for filing fees and hearing fees. The Company believed it had valid defenses and contested these claims vigorously. On August 18, 2012, VP dismissed Stan Weiner from the claim with prejudice. A final arbitration hearing was held on February 3, 2014. On April 1, 2014, the Arbitrator issued an Award in favor of Viewpoint for $196,727 on Viewpoint's claim for $216,217 in fees and expenses, plus $5,541 in arbitration hearing fees and expenses; interest shall accrue at the rate of 10% per annum on any unpaid portion of the award commencing April 1, 2014. The Arbitrator denied Viewpoint's claims related to the Company's warrants, a $15,000 promissory note plus 12% interest and for $18,000 in attorneys' fees. The Award was final April 1, 2014, and on October 28, 2014, Viewpoint filed a lawsuit in San Diego County, California Superior Court seeking to enforce its Arbitration Award, in Case No. 37-2014-00036027-CU-PA-CTL. On December 08, 2014, the Company filed a motion to dismiss the enforcement action due to Viewpoint having forfeited its corporate rights in California due to non-payment of California corporate taxes, and that motion is still pending before the Court. The full amount of this award has been accrued for in Accounts Payable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock is currently traded on the OTCQB, under the symbol “STWS”.

The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2013
March 31, 2013	$0.90	$0.23
June 30, 2013	$0.72	$0.18
September 30, 2013	$0.48	$0.18
December 31, 2013	$0.72	$0.35

Fiscal 2014
March 31, 2014	$0.91	$0.39
June 30, 2014	$0.90	$0.39
September 30, 2014	$4.26	$0.60
December 31, 2014	$2.04	$0.60

Fiscal 2015
March 31, 2015	$1.40	$0.55

The last sale price of our common stock as reported on the OTCQB was $0.80 on April 1, 2015. As of April 2, 2015, there were approximately 327 recorded owners of our common stock.

Dividend Policy

Holders of the Company’s common stock are entitled to receive such dividends as may be declared by STW's board of directors. The Company has not declared or paid any dividends on STW's common shares and it does not plan on declaring any dividends in the near future. The Company currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities

Information regarding any equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended, is set forth below. Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no one deemed to be an underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

During the period October 1, 2014 through December 31, 2014, we sold an aggregate of 41,539 units pursuant to a Share Purchase Agreement (the "C Purchase Agreement") to two (2) accredited investors (the "Investors"), each consisting of (a) one share of common stock and (b) one half (0.5), 2 year, common stock purchase warrant to purchase one share of common stock at an exercise price of $1.50 per share, subject to adjustment (the "C Warrants," collectively with the shares of common stock, the "C Units"). Each C Unit had a purchase price of $0.65, and the Company received an aggregate of $27,000 in gross funding in the transaction.

Common Shares Issued During The Quarter Ended December 31, 2014

On October 15, 2014, STW Resource Holding Corp, converted a revenue participation note, principal and accrued interest, of $93,543 for 129,921 shares of STW Resource Holding Corp common stock to an investor at a unit price of $0.72 per share. The value of the stock issued was $99,374 resulting in additional interest expense of $5,831 upon the conversion of convertible debt.

On October 23, 2014, the Company issued 33,333 shares of common stock to an investor at a unit value of $1.44 per share on the conversion of $21,920 of a short term convertible note. The value of the stock issued was $48,000 resulting in additional interest expense of $26,880 upon the conversion of convertible debt.

On November 5, 2014 the company issued 70,477 shares of common stock to an investor at a unit value of $1.17 per share on the conversion of $41,102 of a short term convertible note. The value of the stock issued was $82,458 resulting in additional interest expense of $41,356 upon the conversion of convertible debt.

On November 20, 2014, the Company issued 8,333 shares of common stock for a value of $5,000 to one of the investors in the July offering at a unit value of $0.60 per share.

In November and December 2014 an additional 318 shares were issued to cover the rounding effect of the 1 for 6 reverse stock split.

On December 23, 2014 the Company issued 68,522 shares to an investor for the conversion of a 14% note for $30,175 and the accrued interest of $2,715. The value of the stock was $34,169, resulting in additional interest expense of $1,278 upon the conversion of convertible debt.

On December 31, 2014 the Company issued 207,500 shares for a value of $124,500 to 11 investors pursuant to their purchase of the July 2014 offering at $0.60 per unit.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operation for 2014 and 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The Company’s operations are located at 3424 South County Road 1192, Midland, Texas 79706.

The Report of Independent Registered Public Accounting Firm to our December 31, 2014 consolidated financial statements include an explanatory paragraph stating that the recurring losses and negative cash flows from operations and our working capital deficiency at December 31, 2014 raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operations

For the next twelve months, our current operating plan is focused on providing water reclamation services to oil and gas producers and other commercial ventures in Texas. Water reclamation services include treating brackish water for use in fracking operations, landscaping and other commercial applications and reclaiming produced water. During fiscal 2013 and 2014, we earned most of our revenue through our STW Pipeline Maintenance & Construction, LLC subsidiary and while we hope to continue to benefit from our ownership of that entity, we shall continue to focus on successfully implementing our water reclamation services.

As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations. Our continuation as a going concern subsequent to December 31, 2014, is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

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

Results of Operations

For the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues

Revenues: During the year ended December 31, 2014, revenues were comprised of $380,657 from water treatment services plus $18,227,371 of oil & gas services, including $2,079,269 from related parties. During the year ended December 31, 2013, revenues consist of $536,735 from the design, build and delivery of a proprietary water desalinization facility plus revenues of $1,408,896 of oil & gas services, including $347,550 from related parties. Total revenues for the year ended December 31, 2014 were $18,608,028 compared to $1,945,631 for the year ended December 31, 2013, an increase of $16,662,397 or 856.4%. The increase in revenues during the year ended December 31, 2014, is attributable largely to the growth in our oil & gas services activities under our Master Services Agreements with major oil & gas exploration and development customers.

Cost of Revenues: Total costs of revenues for the year ended December 31, 2014, were $17,553,588, and are attributable to costs associated with the Company’s oil & gas services and water treatment services projects. These costs include direct labor, labor overhead, equipment rental, supplies, transportation, employee lodging, and other direct costs of revenues. Total costs of revenues for the year ended December 31, 2013 were $1,675,314, and are attributable to the costs of the contract to design, build and deliver a proprietary water desalinization facility and costs associated with the Company’s oil & gas services projects. Costs of revenues during the year ended December 31, 2014, increased by $15,878,274, or 947.8%, over costs of revenues during the year ended December 31, 2014. This increase in costs of revenues is commensurate with the 856.4% increase in revenues.

Gross Profit: Gross Profit was $1,054,440 and $270,317 during the years ended December 31, 2014 and 2013, respectively, an increase of $784,123 or 290.1%. During the year ended December 31, 2014, we realized an overall gross profit percentage of 6% while our overall gross profit during the year ended December 31, 2013, was 14%. The reduction in our 2014 gross profit is attributable to inefficiencies experienced during 2014 from our rapid growth.

Research and development expenses: During the years ended December 31, 2014 and 2013, we incurred $156,346 and $80,556, respectively, an increase of $75,790 or 94.1%. These expenses are attributable to research and development costs in connection with the development of our water treatment technologies.

Sales and marketing expenses: During the years ended December 31, 2014 and 2013, we incurred $1,014,997 and $37,066, respectively, an increase of $977,931 or 2,638.4%. The increase in our sales and marketing expenses are in connection with the rapid ramp up of our oil & gas services business operations that resulted in an 856.4% increase in sales during 2014.

General and Administrative Expense: General and administrative expenses increased by $9,001,047 or 264.2% to $12,407,485 for the year ended December 31, 2014 from $3,406,438 for the year ended December 31, 2013. Our general and administrative expenses for the year ended December 31, 2014 consisted of board of director fees of $562,500,  professional fees of $983,441, management compensation of $1,623,115, salaries and wages of $1,898,390, consulting fees of $179,904, insurance of $369,218, penalties of $1,079,575, and other general and administrative expenses of $5,620,342, for a total of $12,407,485.

Our general and administrative expenses for the year ended December 31, 2013 consisted of board of director fees of $605,825,  professional fees of $189,478, management compensation of $701,284,  salaries and wages of $298,896, consulting fees of $687,878, insurance of $91,753, penalties of $114,957, and other general and administrative expense of $716,367,  for a total of $3,406,438.

The reasons for the increases in comparing the year ended December 31, 2014 to the year ended December 31, 2013 was due to the decrease in board compensation of $43,325, increase in professional fees of $793,963, increase in management compensation of $921,831, increase in salaries and wages of $1,690,494, decrease in consulting fees of $507,974, increase in insurance expense of $277,465, increase in penalties of $964,618, and a net $4,903,975 increase in other general and administrative expenses. During the years ended December 31, 2014 and 2013, non-cash expenses relating to consulting fees and employment signing bonuses included in general and administrative expenses were $4,916,574 and $810,593, respectively.

Interest Expense: Interest expense increased by $913,923 to $2,119,261 for the year ended December 31, 2014 from $1,205,338 for the year ended December 31, 2013. The increase is due to additional interest expenses incurred on additional debt financing incurred by us since December 31, 2013.

Change in derivative liability: During the year ended December 31, 2014, we incurred a $95,892 change in our derivative liability, a reduction of $2,466,026, or 96.3% from the change of $2,561,918 incurred during the year ended December 31, 2013. The reduction in the change in derivative liability during 2014 is attributable to the conversion of notes payable and expiration of warrants that were subject to a derivative liability.

During the year ended December 31, 2014, the key factors contributing to the change in the derivative liability were the increase in the volatility rate from 623% to 735%, the conversion of 12% notes payable, and the expiration of warrants.

The key factor for the increase in comparing the year ended December 31, 2013 to the corresponding period for 2012, were that we applied an assumed volatility factor of 100% during the year ended December 31, 2012, while during the year ended December 31, 2013, we applied a historical volatility factor, expected for future periods, of 623% due to our transition from the development stage.

Non-controlling interest in Net Loss: During the years ended December 31, 2014 and 2013, we reported $141,550 and $48,824, respectively, as the non-controlling interest in the net loss of our STW Energy Services, LLC subsidiary. This non-controlling interest in the net loss represents of a 25% non-controlling interest in the net loss of STW Energy Services, LLC, and a subsidiary company.

 Net Loss: Net loss increased by $7,723,873, or 109.8%, to a net loss of $14,756,828 for the year ended December 31, 2014 from a net loss of $7,032,955 for year ended December 31, 2013. This net loss reflects the increased operating expenses and change in derivative liability discussed above.

Liquidity and Capital Resources

Cash, total current assets, total assets, total current liabilities and total liabilities as of December 31, 2014 as compared to December 31, 2013, were as follows:

	December 31,	December 31,
	2014	2013
Cash	$123,629	$17,301
Total current assets	$5,178,123	$583,581
Total assets	$6,713,243	$1,515,647
Total current liabilities	$24,775,985	$11,951,231
Total liabilities	$27,601,280	$14,574,240

At December 31, 2014, the Company had total current assets of $5,178,123, consisting of $123,629 in cash, $3,710,180 in accounts receivable. $519,789 in accounts receivable from related parties, $480,000 in Project Equipment, and $344,525 of prepaid expenses. At December 31, 2014, the Company had total current liabilities of $24,775,985 which includes $4,523,265 in accounts payable, $4,280,180 in related party payables, $5,890,414 in current portion of notes payable (of which $3,192,305 are past due), $2,671,843 of sales, payroll taxes, and penalties payable, $208,271 of insurance premium finance contract payable, $1,769,117 in accrued expenses, which principally includes accrued interest on our various debt obligations, $680,000 in Deferred Revenue, $643,777 of accrued compensation, $496,067 of accrued board compensation, $2,783,711 of Fees Payable in Common Stock, $27,000 of stock subscriptions payable, and $802,340 of derivative liability.

At December 31, 2014, we had a working capital deficit of $19,597,862 compared to a working capital deficit of $11,367,649 at December 31, 2013. Current liabilities increased to $24,775,985 at December 31, 2014 from $11,951,231 at December 31, 2013.

We have been funding our operations through private loans and the sale of common stock in private placement transactions. Management anticipates that significant additional expenditures will be necessary to develop and expand our water treatment and oil & gas services revenue before significant positive operating cash flows will be achieved.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company, since inception, has not had any significant revenues or significant operating history. We had an accumulated deficit of $39,112,171 as of December 31, 2014, and as of that date we were delinquent in payment of $2,594,128 of sales, payroll taxes, and penalties. As of December 31, 2014, $3,192,305 of our notes payable is in default. During the year ended December 31, 2014, the Company had a net loss of $14,898,378 and cash used in operating activities of $5,210,028. The Company had a working capital deficiency and stockholders’ deficit of $19,597,862 and $20,888,037, respectively, at December 31, 2014. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. As of December 31, 2014, we had $123,629 of cash on hand. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts and there can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Operating Activities

Our operating activities from operations resulted in a net cash used by operations of $5,210,028 for the year ended December 31, 2014 compared to net cash used in operations of $1,534,074 for the year ended December 31, 2013. The net cash used by operations for the year ended December 31, 2014 reflects a net loss of $14,898,378, decreased by $5,485,548 in non-cash charges and by $4,202,802 net increase in the working capital accounts. The net cash used in operations for the year ended December 31, 2013 reflects a net loss of $7,081,379, decreased by non-cash charges of $3,613,744 and $1,933,561 net change in the working capital accounts.

Investing Activities

Our investing activities used cash of $927,180 during the year ended December 31, 2014, to acquire vehicles and equipment.

Our investing activities used cash of $608,372 during the year ended December 31, 2013, to acquire vehicles and equipment.

Financing Activities

Our financing activities resulted in a cash inflow of $6,243,536 for the year ended December 31, 2014, which represented bank overdrafts reduced by $30,468, $27,000 in stock subscriptions payable, related party payables of $435,759, increase in related party payables of $3,998,260, repayment of $349,134 of notes payable, the proceeds of $1,812,137 from notes payable,  and proceed from issuance of common stock $1,221,500.

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

Warrants

As of December 31, 2014, the Company had 3,634,350 warrants outstanding to acquire the Company’s common stock.

Credit Facility

On March 19, 2014, we entered into a Line of Credit Agreement (the "Credit Agreement") with Black Pearl Energy, LLC ("Black Pearl"), an entity controlled by Stan Weiner and Lee Maddox, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and one of our directors: Grant Seabolt. Pursuant to the Credit Agreement, Black Pearl issued us a $2,000,000 line of credit, approximately $1,010,000 of which has already been advanced to us; the credit was issued in the form of a promissory note (the "Note"). We must pay back all advanced funds on or before August 1, 2014, although such date will be extended to September 30, 2014 if we do not receive gross proceeds of no less than $6,000,000 resulting from either or both of: (a) the consummation of one or more private placements of debt or equity securities, not including the funds received pursuant to the Credit Agreement; or (b) the filing of a registration statement on Form S-1 with the Securities and Exchange Commission (“ SEC ”) for a public offering of our securities. Interest accrues at 11% per annum. To further induce Black Pearl to issue us the line of credit, we agreed to issue them 1,500,000 restricted shares of our common stock (after which, Black Pearl will own 1,500,000 (1%) of our common stock) and a $25,000 transaction fee to be paid on the final closing date of the credit line. Subsequent to our fiscal year all of this debt was rolled into a related party note.

On February 26, 2015, we negotiated an extension on the note payable to Black Pearl Energy, a Related Party, and established the balance at $1,079,944 plus $105,363 in interest due. The note is to be paid on a monthly basis of $12,000 per month for 48 months and a balloon payment in February of 2019. On March 5, 2015, the note was revised to consolidate the receivables and the payable and net the note down to $805,863 and reduce the interest due to approximately $67,000.

Off Balance Sheet Arrangements

None.

Contractual Obligations and Commitments

The following table is a summary of contractual cash obligations for the periods indicated that existed as of December 31, 2014, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

	TOTAL	Less than 1 Year	1-2 years
14% Convertible Notes	$2,296,342	$2,264,800	$31,542
12% Convertible Notes	100,000	100,000
Short term debt	55,000	55,000
GE Note	2,100,000	2,100,000
Deferred Compensation Notes	279,095	279,095
Revenue Participation Notes	2,317,137	245,000	2,072,137
Dufrane Nuclear Shielding note	725,000	471,205	253,795
Crown Financial equipment note	702,697	333,333	369,364
Capital lease and equipment finance contracts	140,438	41,981	98,457
Total obligations	$8,715,709	$5,890,414	$2,825,295

Critical Accounting Policies

Use of Estimates

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

Revenue Recognition

Services Revenues from Master Services Agreements

During the years ended December 31, 2014 and 2013, the Company entered into Master Services Agreements (“MSA”) with several major oil & gas companies. These MSAs contract the Company to provide a range of oil & gas support services including oilfield site construction and maintenance, pipeline maintenance, oil rig cleaning, site preparation, energy support services, and other oil & gas support services. The Company bills these customers pursuant to purchase orders issued under the MSAs. The revenues billed include hourly labor fees and equipment usage fees. The Company realizes revenues from these contracts as the services are performed and signed off by the customer; revenues are recognized when collectability of the receivable is reasonably assured and amounts are fixed and determinable.

Services Revenues from Water Reclamation Services

The Company provides customized water reclamation services. STW’s core expertise is an understanding of water chemistry and its application to the analysis and remediation of complex water reclamation issues. STW provides a complete solution throughout all phases of a water reclamation project including analysis, design, evaluation, implementation and operations. Revenues are recognized when the services are performed or the equipment is delivered to the customer.

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

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company’s common stock for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those financial reporting dates.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2014 and 2013.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013. The Company’s derivative liabilities as of December 31, 2014 and 2013, respectively, were valued at level 3 fair value. The Company did not have any other fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2014 and 2013.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of the assets to future net cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets based on estimated future cash flows. No impairment charges were recorded for the years ended December 31, 2014 and 2013.

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

The Company accounts for stock-based compensation issued to non-employees and consultants at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those financial reporting dates.

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board ("FASB") issued a new standard on disclosure of uncertainties about an entity's ability to continue as a going concern. The new standard provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. Additionally, an entity must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on the Company's consolidated financial statements. In June 2014, the FASB issued a new standard on accounting for share-based payments. The new standard clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The new standard also clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on the Company's consolidated financial statements.

In May 2014, the FASB issued a new standard on recognizing revenue in contracts with customers. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new standard creates a five-step process to recognize revenue that requires entities to exercise judgment when considering contract terms and relevant facts and circumstances. The new standard also requires expanded disclosures surrounding revenue recognition. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. The Company is in the process of evaluating the impact of adoption on the Company's consolidated financial statements. Other recently issued accounting standards are not expected to have a material effect on the Company's consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2014, and 2013, begins on page F-1 of this Annual Report on Form 10-K.

Page(s)
Report of Independent Registered Public Accounting Firms	F-1

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-2

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013	F-3

Consolidated Statements of Changes in Stockholders' Deficit for the years ended December 31, 2014 and 2013	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013	F-5 – F-6

Notes to the Consolidated Financial Statements	F-7 – F-42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
STW Resources Holding Corp

We have audited the accompanying consolidated balance sheets of STW Resources Holding Corp (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of STW Resources Holding Corp as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses from operations during 2014 and 2013 and has a significant working capital deficiency and accumulated deficit as of December 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Marcum LLP
Marcum llp
Los Angeles, CA
April 2, 2015

STW Resources Holding Corp.
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$123,629	$17,301
Accounts receivable	3,710,180	532,910
Accounts receivable from related parties	519,789	--
Deferred Project Costs	480,000	--
Prepaid expenses and other current assets	344,525	33,370
Total Current Assets	5,178,123	583,581
Property and equipment, net	1,437,999	746,638
Other assets
Deferred loan costs, net	97,121	185,428
TOTAL ASSETS	$6,713,243	$1,515,647

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$--	$30,468
Accounts payable	4,523,265	1,256,043
Payable to related parties:
Black Pearl Energy, LLC	1,371,305	139,763
Crown Financial, LLC	2,035,495	--
Dufrane Nuclear, Inc.	--	132,490
Accrued compensation - officers	873,380	584,666
Current portion of notes payable, net of discounts, $1,700,394 and $854,928 payable to related parties	5,890,414	4,668,492
Sales and payroll taxes payable	2,671,843	350,074
Insurance premium finance contract payable	208,271	--
Accrued expenses and interest	1,769,117	1,839,439
Deferred Revenue	680,000	--
Accrued compensation	643,777	285,190
Accrued board compensation	496,067	491,724
Fees payable in common stock, including $1,173,500 payable to related parties	2,783,711	231,897
Stock subscriptions payable	27,000	310,000
Derivative liability	802,340	1,630,985
Total Current Liabilities	24,775,985	11,951,231
Notes payable, net of discount and current portion, related parties	2,825,295	2,623,009
Total Liabilities	27,601,280	14,574,240
Commitments and contingencies (Note 10)
Stockholders' Deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and December 31, 2013	-	-
Common stock $0.001 par value 191,666,667 shares authorized, 28,194,953 and 18,542,642 shares issued and outstanding as of December 31, 2014 and 2013, respectively	28,197	18,543
Additional paid-in capital	18,383,411	11,324,131
Accumulated deficit	(39,112,171)	(24,355,343)
Total Stockholders' Deficit of STW Resources	(20,700,563)	(13,012,669)
Non-controlling interest in subsidiary	(187,474)	(45,924)
Total Stockholders' Deficit	(20,888,037)	(13,058,593)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,713,243	$1,515,647

See accompanying notes which are an integral part of these consolidated financial statements.

STW Resources Holding Corp.
Consolidated Statements of Operations
For the Years ended December 31, 2014 and 2013

	For the Years Ended December 31,
	2014	2013
Revenues
Contract and service revenues	$16,528,759	$1,598,081
Service revenues from related party	2,079,269	347,550
Total revenues	18,608,028	1,945,631
Costs of Revenues	17,553,588	1,675,314

Gross Profit	1,054,440	270,317

Operating expenses
Research and development	156,346	80,556
Sales and marketing	1,014,997	37,066
General and administrative	12,407,485	3,406,438
Depreciation	237,915	60,380
Total operating expenses	13,816,743	3,584,440

Loss from operations	(12,762,303)	(3,314,123)

Other Income (Expense)
Interest expense	(2,119,261)	(1,205,338)
Loss on disposition of property and equipment	(44,820)	--
Gain on Debt Settlement - Brooks	123,898	--
Change in derivative liability	(95,892)	(2,561,918)
Net Loss	(14,898,378)	(7,081,379)
Less: Share of net loss of subsidiary attributable to non-controlling interest	(141,550)	(48,424)
Net Loss of STW Resources	$(14,756,828)	$(7,032,955)
Loss per common share – basic and diluted	$(0.60)	$(0.42)
Weighted average shares outstanding - basic and diluted	24,721,493	16,665,400

See accompanying notes which are an integral part of these consolidated financial statements.

STW Resources Holding Corp.
Consolidated Statements of Stockholders’ Deficit
For the Years ended December 31, 2014 and 2013

	Common Stock		Additional		Non-
	$0.001 Par		Paid-In	Accumulated	Controlling	Stockholders’
	Number	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2012	16,051,435	$16,053	$8,147,864	$(17,322,388)	$--	$(9,158,471)
Conversion of accrued interest on 12% convertible notes to common shares	58,853	59	21,128			21,187
Conversion of 12% convertible notes to common shares	125,063	125	44,897			45,022
Value of warrants issued for loan fee			171,996			171,996
Value of warrants issued with notes payable			65,555			65,555
Shares issued to board members as directors fees	762,500	762	273,738			274,500
Shares issued to advisory board members as fees	78,125	78	28,047			28,125
Shares issued as consulting fees	1,083,333	1,083	432,917			434,000
Reclassification of derivative liability due to increase share authorization			1,977,372			1,977,372
Shares issued as employment signing bonuses	383,333	383	160,617			161,000
Non-controlling interest investment in subsidiary					2,500	2,500
Net loss for the period				(7,032,955)	(48,424)	(7,081,379)
Balance, December 31, 2013	18,542,642	$18,543	$11,324,131	$(24,355,343)	$(45,924)	$(13,058,593)
Shares issued upon conversion of notes payable and accrued interest	3,068,004	3,069	1,849,007			1,852,076
Shares issued upon extension of notes payable	124,818	125	68,491			68,616
Shares issued for conversion of accrued paid in kind interest	946,535	947	539,830			540,777
Shares issued to consultants	788,625	789	774,786			775,575
Shares issued to board members as directors fees	930,261	930	557,227			558,157
Shares issued to employees as compensation	981,875	982	1,010,393			1,011,375
Shares issued as charitable contribution	166,667	167	109,833			110,000
Shares issued from common stock payable	333,333	333	159,667			160,000
Shares issued in connection with unit stock offering	2,311,875	2,312	1,219,187			1,221,499
Shares issued in connection with reverse stock split rounding	318	--	--			--
Value of derivative associated with converted notes payable			694,149			694,149
Value of conversion feature of note			50,000			50,000
Value of warrants issued with notes			26,710			26,710
Net loss for the period				(14,756,828)	(141,550)	(14,898,378)
Balance, December 31, 2014	28,194,953	$28,197	$18,383,411	$(39,112,171)	$(187,474)	$(20,888,037)

See accompanying notes which are an integral part of these consolidated financial statements.

STW Resources Holding Corp.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013

	Years ended December 31,
	2014	2013
Cash flows from Operating Activities:
Net loss	$(14,898,378)	$(7,081,379)
Adjustments to reconcile net loss of STW Resources to net cash used in operating activities:
Depreciation	237,915	60,380
Change in fair value of derivative liability	95,892	2,561,918
Loss on disposition of property and equipment	44,820	--
Financing costs of notes payable	69,299	--
Change in fair value of debt instruments converted to equity	(272,980)	--
Amortization of discount and debt issuance costs	230,723	164,549
Share-based compensation	5,079,879	826,897
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(3,177,270)	(527,870)
(Increase) Decrease in deferred project costs	(480,000)	--
(Increase) Decrease in prepaid expense	(311,155)	55,567
Increase (Decrease) in accounts payable	3,267,222	459,649
Increase (Decrease) in sales and payroll taxes payable	2,321,769	350,074
Increase (Decrease) in insurance premium contract payable	208,271	--
Increase (Decrease) in deferred revenue	680,000	--
Increase (Decrease) in accrued compensation	358,587	157,525
Increase (Decrease) in accrued expenses and interest	1,335,378	976,613
Increase (Decrease) in accrued board compensation	--	559,349
Increase (Decrease) in deferred revenue	--	(97,346)
Net cash used in operating activities	(5,210,028)	(1,534,074)
Cash flows used by investing activities
Purchase of vehicles and equipment	(927,180)	(608,372)
Net cash used in investing activities	(927,180)	(608,372)
Cash flows provided from financing activities
Bank overdraft (repayment)	(30,468)	30,468
Stock subscriptions payable	27,000	310,000
Related party accounts receivables	(435,759)	--
Related party accounts payables, credit facilities, notes, and advances	3,998,260	568,985
Proceeds from notes payable	1,812,137	1,320,611
Principal payments on notes payable	(349,134)	(97,662)
Proceeds from issuance of common stock	1,221,500	--
Non-controlling interest contributions	--	2,500
Debt issuance costs	--	(35,025)
Net cash provided from financing activities	6,243,536	2,099,877
Net increase (decrease) in cash	106,328	(42,569)
Cash at beginning of year	17,301	59,870
Cash at end of year	$123,629	$17,301

(continued)

STW Resources Holding Corp.
Consolidated Statements of Cash Flows
For the years ended December 31, 2014 and 2013

Supplemental cash flow information:
Cash paid for interest		$29,397	$10,413
Non-cash investing and financing activities:
Value of warrants issued as debt issuance costs		$26,710	$171,996
Value of common shares issued from stock subscriptions payable		$160,000	$-
Value of common shares issued as a charitable contribution		$110,000	$-
Value of warrants issued with revenue participation notes payable		$-	$65,555
Value of common shares issued to board and advisory board for accrued fees		$558,157	$302,625
Value of common shares issued to consultants		$775,575	$434,000
Value of common shares issued to employees as compensation		$1,011,375	$161,000
Value of property, plant & equipment acquired with long term debt		$-	$247,004
Value of common shares issued as consideration for extension of notes payable term		$68,616	$-
Reclassification of derivative liability due to increased share authorization		$-	$1,977,372
Notes and interest settled in stock	$		$66,209
Value of shares issued upon conversion of notes payable and accrued interest		$1,852,076	$-
Value of beneficial conversion feature of note payable		$50,000	$-
Value of derivative associated with converted notes payable		$694,149	$-
Value of common shares issued in payment of accrued PIK interest		$540,777	$-

See accompanying notes which are an integral part of these consolidated financial statements.

STW Resources Holding Corp
Notes to Consolidated Financial Statements
Year Ended December 31, 2014 and 2013

NOTE 1 – NATURE OF THE BUSINESS AND SIGNIFICANTACCOUNTING POLICIES

History of the Company

STW Resources Holding Corp. (“STW” or the “Company”, is a corporation formed to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas. STW has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana and the Appalachian Basin of Pennsylvania and West Virginia. STW, in conjunction with energy producers, operators, various state agencies and legislators, is working to create an efficient and economical solution to this complex problem. The Company is also evaluating the deployment of water processing technologies in the municipal wastewater and potable water industry. The Company is also involved in the desalination of brackish water and seawater for industrial and municipal use.

The Company’s operations are located in the United States of America and the principal executive offices are located at 3424 South County Road 1192, Midland, Texas 79706.

Formation of New Subsidiaries

Effective April 16, 2014, the Company formed another new subsidiary, STW Water Process & Technologies, LLC (“Water Process”), a Texas limited liability company. The Company is the sole member of Water Process, owning 100% of the membership interest in such entity, which is managed by its members.

Consolidation policy

The consolidated financial statements for the years ended December 31, 2014 and 2013 include the accounts of the Company and its wholly owned subsidiaries, STW Resources, Inc., STW Oilfield Construction LLC, STW Pipeline Maintenance Construction, LLC, STW Water Process & Technologies, LLC, and 75% owned subsidiary of STW Energy Services, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Going Concern and Management's Plans

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $39,112,171 as of December 31, 2014, and as of that date was delinquent in payment of $2,594,128 of sales and payroll taxes. As of December 31, 2014, $3,192,305 of notes payable are in default. Since its inception in January 2008 through December 31, 2014, management has raised equity and debt financing of approximately $18,000,000 to fund operations and provide working capital. The cash resources of the Company are insufficient to meet its planned business objectives without additional financing. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentration of Credit Risk

A financial instrument that potentially subjects the Company to concentration of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. At December 31, 2014, there were no uninsured deposits.

The Company anticipates entering into long-term, fixed-price contracts for its services with select oil and gas producers and municipal utilities. The Company will control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures.

As of December 31, 2014, three vendors accounted for 20% of total accounts payable. During the year ended December 31, 2014, two vendors accounted for 69% of total purchases. As of December 31, 2013, three vendors accounted for 64% of total accounts payable. During the year ended December 31, 2013, two vendors accounted for 28% of total purchases.

As of December 31, 2014, three customers accounted for 43%, 11% and 3% of accounts receivable. During the year ended December 31, 2014, three customers accounted for 39%, 11% and 7% of total revenues. As of December 31, 2013, three customers accounted for 42%, 17% and 17% of accounts receivable. During the year ended December 31, 2013, three customers accounted for 27%, 22% and 17% of total revenues.

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

The following table presents certain financial instruments measured and recorded at fair value in the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2014 and 2013.

Fair value of Derivative Liabilities:	Level 1	Level 2	Level 3	Total
December 31, 2014	$--	$--	$802,340	$802,340
December 31, 2013	$--	$--	$1,630,985	$1,630,985

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

The Company had no such asset impairments at December 31, 2014 or 2013. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Revenue Recognition

Services Revenues from Master Services Agreements

During the years ended December 31, 2014 and 2013, the Company entered into Master Services Agreements (“MSA”) with several major oil & gas companies. These MSAs contract the Company to provide a range of oil & gas support services including oilfield site construction and maintenance, pipeline maintenance, oil rig cleaning, site preparation, energy support services, and other oil & gas support services. The Company bills these customers pursuant to purchase orders issued under the MSAs. The revenues billed include hourly labor fees and equipment usage fees. The Company realizes revenues from these contracts as the services are performed and signed off by the customer; revenues are recognized when collectability of the receivable is reasonably assured and amounts are fixed and determinable.

During the year ended December 31, 2014, the Company recognized $18,227,371 of revenues from its oil & gas and water reclamation services contracts, of which $2,079,269 were revenue from related parties. During the year ended December 31, 2013, the Company recognized $1,408,896 of revenues from these services contracts, of which $347,550 were revenue from related parties.

Services Revenues from Water Reclamation Services

The Company provides customized water reclamation services. STW’s core expertise is an understanding of water chemistry and its application to the analysis and remediation of complex water reclamation issues. STW provides a complete solution throughout all phases of a water reclamation project including analysis, design, evaluation, implementation and operations. Revenues are recognized when the services are performed or the equipment is delivered to the customer. During the years ended December 31, 2014 and 2013, the Company realized $380,657 and $2,735, respectively, of revenues from services and product sales of its water reclamation business segment.

Contract Revenue and Cost Recognition on Engineering and Design Services

During the year ended December 31, 2013, the Company completed a contract to design, build and deliver a proprietary water desalinization facility to produce 700,000 gallons of water a day by converting brackish well water into the equivalent of rain water to maintain the greens and fairways of the Ranchland Hills Golf Club in Midland, Texas. The Company recognizes revenue on a contract once the services or products are delivered or completed and accepted by the customer. This is based on a thorough analysis of the written contract. Revenues from these contracts are recognized when the customer has passed credit tests and collection is reasonable assured and amounts are fixed and determinable. During the year ended December 31, 2013, the Company realized $534,000 of contract revenues from this project.

Business Segments

The Company has three reportable segments, (1) water reclamation services, (2) oil & gas services, and (3) corporate operations. Segment information is reported in Note 11.

Income Taxes

In accordance with ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

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

The Company has adopted the provisions set forth in FASB ASC Topic 740, to account for uncertainty in income taxes. In the preparation of income tax returns in federal and state jurisdictions, the Company asserts certain tax positions based on its understanding and interpretation of the income tax law. The taxing authorities may challenge such positions, and the resolution of such matters could result in recognition of income tax expense in the Company’s financial statements. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Company files income tax returns in the U.S. federal jurisdiction and Texas jurisdiction. All tax years remain open to examination for the U.S. federal jurisdiction as a result of net operating loss carryforwards. The Company’s periodic tax returns filed in 2010 and, thereafter, are subject to examination by state taxing authorities in accordance with normal statutes of limitations in the applicable jurisdictions.

The Company uses the “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company has determined that it has no material unrecognized tax assets or liabilities related to uncertain tax positions as of December 31, 2014 and 2013. The Company does not anticipate any significant changes in such uncertainties and judgments during the next 12 months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets at December 31, 2014 and December 31, 2013, respectively.

Comprehensive Loss

The Company does not  have any components of other comprehensive income (loss) as defined by ASC 220, "Reporting Comprehensive Income." For the years ended December 31, 2014 and 2013, comprehensive income (loss) consists only of net loss and, therefore, a Statement of Other Comprehensive Loss has not been included in these consolidated financial statements.

Common Stock, Common Stock Options, and Common Stock Warrants Issued to Employees

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

At December 31, 2014 and 2013, the Company had no grants of employee common stock options or warrants outstanding.

Income (Loss) per Share

The basic income (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. Diluted income (loss) per share is the same as basic income (loss) per share due to the anti-dilutive effect on losses. As of December 31, 2014, the Company had 14,442,977 dilutive shares outstanding, which have been excluded as their effect is anti-dilutive.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized on the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Furniture	3 years
Machinery	3-5 years

Stock Subscriptions Payable

During the year ended December 31, 2014, the Company received $1,248,500 of proceeds from unit offerings of its common stock in consideration of 2,353,414 shares of its common stock. During the year ended December 31, 2014, the Company cancelled $150,000 of stock subscriptions payable for 312,500 shares of its common stock. As of December 31, 2014, the Company has 41,539 shares remaining to be issued from stock subscriptions at a value of $27,000.

During the year ended December 31, 2013, the Company received stock subscriptions and $310,000 of proceeds from unit offerings of its common stock in consideration of 645,833 shares of its common stock. The stock was not issued as of December 31, 2013 and $310,000 was reported as Stock Subscriptions Payable as of December 31, 2013.

Fees Payable in Common Stock

During the year ended December 31, 2014, the Company agreed to issue an aggregate of 4,813,465 shares of its common stock, net of 382,879 of cancelled shares, in payment of consulting fees and employee incentives valued at an aggregate of $4,517,379. During the year ended December 31, 2014, the Company issued 2,061,985 shares of its common stock as fees payable in common stock at an aggregate value of $1,965,566. As of December 31, 2014, the Company has 3,359,762 shares remaining to be issued associated with this obligation at an aggregate value of $2,783,711.

During the year ended December 31, 2013, the Company agreed to issue an aggregate of 2,074,946 shares of its common stock in payment of consulting fees valued at an aggregate of $826,897. As of December 31, 2013, the Company has issued 1,466,667 of the shares associated with this obligation at a value of $595,000. As of December 31, 2013, the Company is obligated to issue the remaining 608,279 common shares at a value of $231,897.

Loan Discounts

The Company amortizes loan discounts under the effective interest method.

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board ("FASB") issued a new standard on disclosure of uncertainties about an entity's ability to continue as a going concern. The new standard provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. Additionally, an entity must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on the Company's consolidated financial statements.

In June 2014, the FASB issued a new standard on accounting for share-based payments. The new standard clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The new standard also clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on the Company's consolidated financial statements.

In May 2014, the FASB issued a new standard on recognizing revenue in contracts with customers. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new standard creates a five-step process to recognize revenue that requires entities to exercise judgment when considering contract terms and relevant facts and circumstances. The new standard also requires expanded disclosures surrounding revenue recognition. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. The Company is in the process of evaluating the impact of adoption on the Company's consolidated financial statements.

Other recently issued accounting standards are not expected to have a material effect on the Company's consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Office furniture and equipment	$21,806	$16,838
Tools and yard equipment	7,661	2,302
Vehicles and construction equipment	1,231,742	798,273
Leasehold improvements	15,933	--
Water wells under development	341,359	--
Total, cost	1,618,501	817,413
Accumulated Depreciation and Amortization	(180,502)	(70,775)
Total Property and Equipment	$1,437,999	$746,638

Depreciation expense for the years ended December 31, 2014 and 2013 was $237,915 and $60,380, respectively.

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

NOTE 4 - PAYABLE TO FACTOR

Accounts Purchase Agreement – Crown Financial, LLC

On June 21, 2013, STW Energy entered into an accounts purchase facility with Crown Financial, LLC (Crown) pursuant to an Account Purchase Agreement (the “Accounts Purchase Agreement”), pursuant to the Texas Finance Code. At December 31, 2014, and December 31, 2013, the amount payable to Crown, after grossing up the accounts receivable, was $1,746,479 and $0, respectively. These amounts are reflected in the amounts ‘Related party payable, Crown Financial, LLC’ on the Balance Sheet.

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

Factoring Agreement with Joshua Brooks

On September 26, 2013, STW Oilfield Construction, LLC (Oilfield Construction) entered into an accounts receivable factoring facility (the “Factoring Facility”) with Mr. Joshua Brooks, the Company's former Vice President of Operations, pursuant to a Loan Agreement (the “Factoring Agreement”), which shall not be deemed an account purchase agreement pursuant to the Texas Finance Code. The Factoring Facility includes a loan in the amount of $225,000, of which none is outstanding at December 31, 2014 or 2013.

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

On December 22, 2014, we entered into a settlement agreement (the “Settlement”) with Dufrane, to settle our outstanding debts with them. Pursuant to the Settlement, the Company shall issue Dufrane a $725,000 promissory note, which bears interest at the rate of 10% per annum (the “Note”). The Note is due and payable in equal monthly installments beginning on January 15, 2015 and continuing until December 15, 2016, when a balloon payment for all then outstanding amounts under the Note shall be paid. Dufrane maintains the right to charge a 5% late fee if the Company is late on any of its payments due under the Note and interest shall increase to 18% per annum on any matured, unpaid amounts. If the Company fails to comply with any terms or conditions of the Settlement, including the terms of the Note, the Company shall immediately pay Brooks $30,000, which amount shall accrue 18% interest per annum until paid in full. As part of the Settlement, Mr. Brooks shall be released from all personal guarantees previously entered into with the Company; failure to do so constitutes an event of default under the Note. Additionally, the Company will return all vehicles owned by Mr. Brooks to him and maintains the option to return all vehicles and equipment previously leased from Dufrane or enter into a new rental agreement with Dufrane. Brooks and Dufrane agreed to refrain from performing rig washing, pipeline construction or water reclamation services to or for any of the Company’s or Black Pearl Energy, LLC’s current customers with whom they have master service agreements, for a period of one year; Brooks and Dufrane shall also refrain from soliciting same, with limited exceptions, during such time period. Pursuant to the Settlement, the parties, along with specified others, released each other from any and all claims they may have against each other. After netting all of the payables and receivables between the various subsidiaries of the Company, STW Resources Holding booked a gain of $123,898.

NOTE 5 – NOTES PAYABLE

The Company’s notes payable at December 31, 2014 and 2013, consisted of the following:

Name	2014	2013
14% Convertible Notes	$2,296,342	$2,904,736
12% Convertible Notes	100,000	375,000
Other Short-term Debt	55,000	43,280
GE Note	2,100,000	2,100,000
Deferred Compensation Notes	279,095	279,095
Revenue Participation Notes	2,337,500	852,702
Note payable to Crown Financial LLC, a related party	702,697	683,036
Note payable to Dufrane Nuclear Shielding, LLC, a related party	725,000	--
Equipment finance contracts	110,000	137,573
Capital lease obligations	30,437	23,300
Unamortized debt discount	(20,362)	(107,221)
Total Debt	8,715,709	7,291,501
Less: Current Portion	(5,890,414)	(4,668,492)
Total Long Term Debt	$2,825,295	$2,623,009

14% Convertible Notes

Between November 2011 and December 2012, the Company issued a series of 14% convertible notes payable to accredited investors. The Company also issued 3,361,312 two year warrants to purchase common stock at an exercise price of $1.20 per share. These notes are convertible into 5,854,260 shares of the Company’s common stock as of December 31, 2014.

The Company valued the warrants and the embedded conversion feature at inception using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.17% - 0.33%; expected volatility of 100%. The estimated fair value of the warrants issued between November 2011 and December 2012 was $81,656 and the embedded conversion feature was $35,546 at issuance and was recorded as a derivative liability at such time in the accompanying consolidated balance sheets. The warrants and embedded conversion feature were included in the derivative liabilities account each reporting period as the Company had insufficient authorized shares to settle outstanding contracts (see Note 6). On July 12, 2013, the Company increased its share authorization to 41,666,667 shares (see Note 12 for January 22, 2015 increase to 191,666,667 shares) and reclassified the $1,977,372 derivative liability to equity due to the availability of sufficient authorized shares to settle these outstanding contracts.

As of December 31, 2014 and December 31, 2013, the aggregate principal balances of these notes are $2,296,342 and $2,904,736, respectively. During the year ended December 31, 2014, the Company converted principal and accrued interest of $977,151 in exchange for 1,696,856 shares of the Company’s common stock. The Company also issued 1,071,353 shares for the extension of notes valued at $609,257. Thirteen (13) notes were extended until June 1, 2015 and one (1) note was extended until December 15, 2019.

The value of the stock issued was $812,607 resulting in additional interest expense of $203,350 upon the conversion of interest. As of December 31, 2014, the total of outstanding 14% convertible notes is $2,296,342 of which $688,210 matured on or before December 31, 2014 and is in default, however, as of April 2, 2015, none of the note holders have declared the notes in default.

As of December 31, 2014, $171,892 of the 14% convertible notes is payable to related parties.

12% Convertible Notes

Between April 2009 and November 2010, the Company issued a series of 12% notes payable to accredited investors that were scheduled to mature on November 30, 2011 and are currently in default. The Company also issued warrants to purchase 273,583 shares of common stock at an exercise price of $0.12 per share that expire at various dates through 2015.

During the year ended December 31, 2014, the Company paid an aggregate of $50,000 of principal of two of these notes. During the year ended December 31, 2014, the Company issued 1,137,417 shares of its common stock valued at $614,205 in payment of $225,000 of principal and $116,225 accrued interest (total of $341,225). The conversion of these notes payable and accrued interest for common stock resulted in a non-cash charge of $272,980 to the derivative liability upon the conversion of convertible debt. As of December 31, 2014, there is one remaining note payable that has a principal balance of $100,000 and is convertible into 1,391,553 shares of the Company’s common stock.

Other Short-Term Debt

During the year ended December 31, 2014, the Company paid $43,280 of principal balance that was comprised of a settlement of a note payable to an accredited investor.

On January 1, 2014, the Company issued a $30,000 short term note to an investor, MKM Capital. The note bears interest at 8% and matures on January 1, 2015. The balance of this note payable as of December 31, 2014, is $30,000.

In September and October 2014, the Company entered into short term loan agreements, which matured in October 2014, with eight accredited investors totaling $170,000, to sustain some of its daily operating expenses; the loans had a 5% transaction fee at maturity and the lenders were entitled to receive 18% interest if the notes were not paid at maturity. As additional consideration for the loan, the Company agreed to issue the lenders an aggregate of 202,916 shares of common stock, which are only issuable if and when the Company increases its authorized capital. In October 2014 five of the investors extended their notes to October 24, 2015 for the additional consideration of 17,918 shares of common stock in lieu of interest. These shares were included in the "Fees Payable in Common Stock" and were expensed as interest in the current period. As of the date of this Report, all but $25,000 of the loans have been repaid, but the remaining lender has not declared a default on the payment of his note. On January 28, 2015, 158,335 of the shares were issued. The remaining shares are accrued as Fees Payable in Common Stock. (See Note10 and Note 12).

GE Ionics Note

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

Under the terms of the August 31, 2010 note, interest at the rate of WSJ prime plus 2% is due on the note, upon default, interest is due at the maximum legal rate which is 10% in the state of Texas. The note matured on September 1, 2013, and is in default. Interest on the note through December 31, 2014, has been accrued pursuant to the terms of the note through May 6, 2012, interest upon default on  May 7, 2012, has been accrued at the maximum default rate in the state of Texas which is 10%.

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

Deferred Compensation Notes

As of December 31, 2014, the Company has a balance of $279,095 payable under deferred compensation, non-interest bearing, notes to its former Chief Executive Officer and its in-house counsel. The notes matured December 31, 2012, and the notes are in default.

Revenue Participation Notes

As of December 31, 2014, the Company has an outstanding balance of $2,337,500 of Revenue Participation Notes comprised as follows:

2012 Revenue Participation Notes	$165,000
2013 Revenue Participation Notes - STW Resources Salt Water Remediation	302,500
2013 Revenue Participation Notes - STW Energy	182,000
2013 Convertible Revenue Participation Notes - STW Pipeline	115,000
2014 Revenue Participation Notes, Upton Project – STW Water	1,573,000
Total revenue participation notes	$2,337,500

These notes are described as follows:

2012 Revenue Participation Notes

During February 2012, the Company issued to certain accredited investors (the “Investors”) revenue participation interest notes with a principal amount of $165,000 (the “March 2012 Notes”). These March 2012 Notes mature on January 31, 2017 and carry an interest rate of 12%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish and/or produced water. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received two times their investment amount and 10% of the net revenues thereafter until such time as they have received an additional $295,000 at which time the March 2012 Notes are retired in full. The Investors received warrants to purchase 27,500 shares of the Company’s common stock. These warrants have an exercise price of $1.20, are immediately exercisable and a two year maturity. The Company incurred cash fees of $16,500 which is recorded as a loan origination fee and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet and is being amortized to interest expense, and issued 2,750 warrants under the same terms as those received by the Investors. As of December 31, 2014, the Company has not generated revenue related to these revenue participating notes.

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

As of December 31, 2014, the aggregate principal balance of these notes payable is $165,000.

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

The Company also issued 100,833 warrants in connection with this investment. These warrants have an exercise price of $1.20, are immediately exercisable and expire on various dates through June 30, 2015.

The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.25%; expected volatility of 623%. The Company estimated the value of the warrants to be $33,398 and recorded this loan discount to be amortized to interest expense over the term of the loan.

As of December 31, 2014, the aggregate principal balance of these notes payable is $302,500.

2013 Original Issue Discount Notes with Revenue Participation Interest – STW Energy Services, LLC

During the year ended December 31, 2013, the Company issued to four (4) accredited investors revenue participation note with an aggregate principal amount of $182,000 and an original issue discount of $42,000, yielding net cash proceeds of $140,000 to the Company. These notes mature eighteen (18) months from the date of issuance and carry a stated interest rate of 6% and an effective interest rate of 9.4%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from STW Energy services contracts. The Investor shall receive the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full. The Company also issued 15,167 warrants in connection with this investment. The warrants bear an exercise price of $1.80 per share and expire on various dates through June 30, 2015.

The 6% original issue discount notes with revenue participation interests (the "Notes") were issued pursuant to a private offering (the "Notes Offering"), with a maximum offering size of $325,000. The Notes maintain an original issue discount of $75,000 and are due on or before March 26, 2015; all payments on the Notes shall come solely from the Note holder's share of the revenue participation fees, as hereinafter explained. The Company shall pay each Note Holder out of the Company's share of the Net Operating Revenues; as such term is defined in the Note, of its STW Energy Services, LLC ("Energy Services") subsidiary, until each Note has been paid in full. All payments shall be made on a quarterly basis; provided however that only interest shall be paid in the first quarter and thereafter, payments shall follow the payment schedule set forth in the Notes. If payments are not made on the schedule payment date, interest on the Notes shall increase to 18% until the Notes are paid in full. In consideration for the Note, the Company shall issue 2 year warrants to purchase one share of common stock for each two dollars of such holder's investment, at an exercise price of $1.80 per share; provided however, that the Company shall only issue an aggregate of warrants to purchase up to 27,083 shares. The Notes are secured by a continuing security interest in the Company's net revenues and proceeds thereof.

The Company valued the 15,167 warrants associated with the $182,000 notes using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.25%; expected volatility of 623%. The Company estimated the value of the warrants to be $5,004 and recorded this loan discount to be amortized to interest expense over the term of the loan.

As of December 31, 2014, the aggregate principal balance of these notes payable is $182,000.

2013 Convertible Original Issue Discount Notes with Revenue Participation Interest – STW Pipeline Maintenance and Construction, LLC

During the year ended December 31, 2013, the Company issued to two (2) accredited investors convertible revenue participation notes with an aggregate principal amount of $207,115 and an original issue discount of $27,015, yielding net cash proceeds of $180,100 to the Company. These notes mature seven (7) months from the date of issuance and carry a stated interest rate of 6% and an effective interest rate of 8.1%. Principal and interest payments shall come solely from the Investors share of the revenue participation fees from STW Pipeline Maintenance &Construction services contracts. The Investors shall receive the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full. The Company also issued 69,039 warrants in connection with this investment. These two year warrants bear an exercise price of $1.80 per share. The notes are convertible into 287,660 shares of the Company’s common stock.

The 6% convertible original issue discount notes with revenue participation interests (the "Notes") were issued pursuant to a private offering (the "Notes Offering"), with a maximum offering size of $207,000. The Notes maintain an original issue discount of $27,000 and are due on or before May 18, 2014; all payments on the Notes shall come solely from the Note holder's share of the revenue participation fees, as hereinafter explained. The Company shall pay each Note Holder out of the Company's share of the Net Operating Revenues; as such term is defined in the Note, of its STW Pipeline Maintenance & Construction, LLC ("Pipeline") subsidiary, until each Note has been paid in full. All payments shall be made on a quarterly basis; provided however that only interest shall be paid in the first quarter and thereafter, payments shall follow the payment schedule set forth in the Notes. If payments are not made on the schedule payment date, interest on the Notes shall increase to 18% until the Notes are paid in full. The Notes are convertible into shares of the Company's common stock at $0.12 per share, subject to adjustment for standard anti-dilution features. In consideration for the Notes, the Company issued 2-year warrants to purchase two shares of common stock for each one dollar of such holder's investment, at an exercise price of $1.20 per share; provided however, that the Company shall only issue an aggregate of warrants to purchase up to 69,000 shares. The Company is required to reserve a sufficient number of shares to be able to issue all of the shares underlying the Notes if same are fully converted. The Notes are secured by a continuing security interest in the Company's net revenues and proceeds thereof.

The Company valued the 69,039 warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.25%; expected volatility of 623%. The Company estimated the value of the warrants to be $27,153 and recorded this debt discount to be amortized to interest expense over the term of the loan agreement.

On October 15, 2014 the Company, STW Resource Holding Corp, converted a revenue participation offering of STW Pipeline. Principal and accrued interest of $93,543 was exchanged for 129,921 shares of STW Resource Holding Corp common stock to an investor at a unit price of $0.72 per share. The value of the stock issued was $99,374 resulting in additional interest expense of $5,831 upon the conversion of convertible debt.

As of December 31, 2014, the aggregate principal balance of the remaining note payable is $115,000.

2014 Revenue Participation Notes – STW Resources Upton Project

From September 30, 2014 through December 31, 2014, the Company issued an aggregate of $1,573,000 of notes to eleven (11) accredited investors for the Upton Project. The financing is a Senior Secured Master Note, with a 15% coupon and a maturity of 18 months with interest only payments paid the first three months and equal monthly payments of principal and interest paid for months four though eighteen of the Master Note with Revenue Participation Interest. Additionally, a 5% royalty is assigned to the Master Note, which will be distributed based on pro rata ownership by investors in the Master Note. Principal and interest payments will come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish water. This Agreement, including but not limited to the revenue sharing arrangement, is applicable to the brackish water processing facility being built with the proceeds of the Notes. As of December 31, 2014, the aggregate principal balance of these notes payable is $1,573,000.

Note payable to Crown Financial, LLC, a related party

On June 26, 2013, STW Energy Services, LLC entered into a loan agreement with Crown Financial, LLC for a $1.0 million loan facility to purchase machinery and equipment for STW Energy Services. Crown Financial, LLC is a related party in that it holds a 25% non-controlling interest in STW Energy Services, LLC. The note matures on June 25, 2016, and bears interest at 15%. Commencing November 1, 2013, monthly principal and interest payments are due on the note over a thirty-three month period. The note is secured by all assets of STW Energy Services. LLC. As of December 31, 2014 and 2013, the Company had drawn down $702,697 and $683,036, respectively of this loan facility.

The Company issued 666,667 warrants in connection with this loan agreement, in lieu of a cash loan fee. These warrants have an exercise price of $1.20, are immediately exercisable and a two year maturity. The Company valued the warrants using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of 2 years; risk free rate of return of 0.25%; expected volatility of 623%. The Company estimated the value of the warrants to be $159,996 and recorded this loan fee a prepaid loan fee to be amortized to interest expense over the term of the loan.

Related party interest expense for this loan was $32,461 and $113,623, for the years ended December 31, 2014 and 2013, respectively.

Note payable to Dufrane Nuclear Shielding, LLC, a related party

On December 22, 2014, the Company entered into an unsecured loan agreement with Dufrane Nuclear Shielding, LLC, in the amount of $725,000 (See note 7). The note bear interest at 10.0% and is payable in monthly principal and interest installments of $43,541 commencing on January 15, 2015. The note matures on December 15, 2016. Dufrane Nuclear Shielding, LLC is a related party since the company is owed by Joshua Brooks, the Company’s former COO.  The note provides for default interest rate of $18% and requires the payment of $60,000 of accrued officers’ compensation in the event of default.

Related party interest expense for this loan was $1,788 for the year ended December 31, 2014.

Convertible note payable with original issue discount

On March 19, 2014, the Company issued a $500,000 convertible note to JMJ Financial, an accredited private investor. The note bears interest at 6% and matures on March 19, 2016. The note is convertible under a variable conversion price formula that is based on the lesser of $0.66 per share or 60% of the lowest trade price in the 25 trading days previous to the conversion date. The note bears a $50,000 original issue discount which would yield $450,000 of net cash proceeds to the Company. During the year ended December 31, 2014, the Company drew $50,000 cash proceeds from this note. The $50,000 cash draw plus the applicable pro-rata original issue discount results in a gross note payable balance of $55,556. The value of the conversion feature of this note, accounted for as a liability, was determined under the Black-Scholes pricing model to be $92,592 as of the date of issuance, of which $42,592 was recorded as a financing cost in the consolidated statement of operations and $50,000 was recorded as a loan discount. The conversion feature and the original issue discount have been recorded as a loan discount of $55,556 that will be amortized as interest expense over the term of the note under the effective interest method. The effective interest rate of this note was determined to be 25.7%. In October and November 2014 the note and interest was paid off by the issuance of 103,810 shares of common stock valued at an average of $0.535 per share.

Equipment Finance Contracts

During the year ended December 31, 2013, the Company financed the purchase of vehicles and other equipment with equipment finance contracts from various banks and finance institutions. The contracts mature in three to five years and bear interest rates ranging from 4.7% to 8.0%. The contracts are secured by the associated equipment. As of December 31, 2014 and2013, the Company has an aggregate balance of $110,000 and $137,573, respectively, payable on these equipment finance contracts.

Capital lease obligation

During 2013, the Company entered into a capital lease of a modular office trailer. The lease contract calls for forty eight (48) monthly payments of $593 with a purchase option at the end of the lease. The Company determined the value of the capital lease to be $23,300 with an implicit interest rate in the lease of 10%. In July of 2014, the Company entered into a lease for a commercial ice machine with Executive Leasing, Inc. The lease contract calls for Thirty six (36) monthly payments of $505 with a purchase option at the end of the lease. The Company determined the value of the capital lease to be $14,854 with an implicit interest rate in the lease of 12%. As of December 31, 2014 and December 31, 2013, the principal balances on these capital leases totaled $30,437 and $23,300, respectively.

For the years ended December 31, 2014 and 2013, interest expense on all notes payable described above was $2,089,356 and $1,205,338, respectively, which included $230,723 and $164,549, respectively, of amortization of debt discount and debt issuance costs. There was no interest capitalized in 2014 and 2013. As of December 31, 2014 and 2013, net deferred loan costs, net of $190,742 and $102,435 accumulated amortization, respectively were $97,121 and $185,428, respectively. The balance of unamortized discount at December 31, 2014 and 2013, were $20,362 and $107,221, respectively.

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

From time to time, the Company has issued notes with embedded conversion features and warrants to purchase common stock. Certain of the embedded conversion features and warrants contain price protection or anti-dilution features that result in these instruments being treated as derivatives, or there were insufficient shares to satisfy the exercise of the instruments. On July 12, 2013, the Company increased its share authorization to 41,666,667 shares (see Note 12 for January 22, 2015 increase to 191,666,667 shares) and removed this $1,977,372 derivative liability due to the availability of sufficient authorized shares to settle these outstanding contracts.

During the year ended December 31, 2014, the Company recalculated its historical volatility factor to be 735% and applied this factor in estimating the value of the derivative instruments. During the year ended December 31, 2013, the Company computed a historical volatility of 623% using daily pricing observations for recent periods. We applied a historical volatility rate during the year ended December 31, 2013, since the Company exited its development stage and commenced commercial operations. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants and embedded conversion features.

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

The following table presents our warrants and embedded conversion options which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of December 31, 2014 and December 31, 2013:

	For the year ended December 31, 2014	For the year ended December 31, 2013
Annual dividend yield	0%	0%
Expected life (years)	0.60 – 0.47	0.60 – 0.47
Risk-free interest rate	0.11% - 0.25%	0.11% - 0.25%
Expected volatility	735%	623%

	December 31, 2014	December 31, 2013
Embedded Conversion features	$751,439	$1,467,579
Warrants	50,901	163,406
	$802,340	$1,630,985

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value on a recurring basis for each reporting period-end.
	For the year ended December 31, 2014	For the year ended December 31, 2013
Balance beginning	$1,630,985	$1,046,439
Value of derivative liability associated with JMJ note payable	42,592	--
Value of derivative liability attributable to conversion of notes payable and accrued interest	(694,149)	--
Change in derivative liability associated with conversion of notes payable and accrued interest	(272,980)	--
Reclassification of derivative liability due to increased share authorization	--	(1,977,372)
Change in fair value	95,892	2,561,918
Balance ending	$802,340	$1,630,985

NOTE 7– RELATED PARTY TRANSACTIONS

Officers’ Compensation

During years ended December 31, 2014 and 2013, we incurred $150,000 annually in officers’ compensation due to our Director, Chairman and CEO, Mr. Stanley Weiner. As of December 31, 2014 and 2013, the balances of $413,083 and $263,083, respectively, were payable to Mr. Weiner for his officers’ salary.

During the years ended December 31, 2014 and 2013, we incurred $75,000 and $150,000, respectively, in officers’ compensation due our former Director and Chief Operating Officer, Mr. Lee Maddox. As of December 31, 2014 and 2013, the balances of $220,500 and $170,500, respectively, were payable to Mr. Maddox for his officers’ salary.

During the years ended December 31, 2014 and 2013, we incurred $90,000 annually in general counsel services fees expense with Seabolt Law Group, a firm owned by our Director and General Counsel, Mr. Grant Seabolt. As of December 31, 2014 and 2013, the balances of $179,797 and $121,083, respectively, were payable to Seabolt Law Group for these services.

During the years ended December 31, 2014 and 2013, we incurred $449,496 and $63,107, respectively, in CFO, audit preparation, tax, and SEC compliance services expense with Miranda & Associates, a Professional Accountancy Corporation, and Miranda CFO Services, Inc., (“Miranda”) firms owned by our Chief Financial Officer, Mr. Robert J. Miranda.  During the year ended December 31, 2014, we paid Miranda cash of $182,110 and 120,292 shares of common stock valued at $72,175 toward these fees. As of December 31, 2014, we have agreed to pay 206,667 shares of common stock valued at $155,000 toward these obligations, which would leave an accounts payable balance of $64,271 as of December 31, 2014. The stock awards are accrued as fees payable in common stock as of December 31, 2014. As of December 31, 2014 and December 31, 2013, the balances of $219,271 and $24,060, respectively, were payable to these firms for these services.  The December 31, 2014, balances are comprised of $64,271 of accounts payable and $155,000 of fees payable in common stock, for a combined balance payable of $219,271.

As of December 31, 2013, the balance of $132,490 was payable to Dufrane Nuclear Shielding, LLC (“Dufrane”). Additionally, as of December 31, 2013, the balance of $150,000 was payable as Fees Payable in Common Stock and $30,000 was payable to Joshua Brooks as accrued officers compensation. During the years ended December 31, 2014 and 2013, we incurred $90,000 and $30,000, respectively, in officers’ compensation due to our former Chief Operating Officer, Mr. Joshua Brooks. During the year ended December 31, 2014, we also incurred with Mr. Joshua Brooks a performance bonus comprised of 333,333 shares of the Company’s common stock valued at $120,000.

During the year ended December 31, 2013, the Company cancelled the $150,000 of stock subscriptions payable and incurred an additional $593,358 of net related party payables with Dufrane. On December 22, 2014, the Company entered into a settlement agreement and a $725,000 note payable to Dufrane. Under the terms of the settlement agreement, the 333,333 shares of common stock payable was cancelled and $180,000 of accrued officers’ compensation payable were discharged leaving a balance of accrued officers’ compensation of $60,000 as of December 31, 2014.

The settlement agreement with Joshua Brooks also provided for the transfer of various items of tools, vehicles, and other equipment to Dufrane.  The agreement further requires that the Company remove Mr. Brooks from any personal guarantees or co-signatures that he made on vehicle loans or other liabilities of the Company.

During the years ended December 31, 2014 and 2013, we incurred $180,000 and $18,461, respectively, in officers’ salary due to the President of our wholly-owned subsidiary, STW Pipeline Maintenance & Construction, LLC. Mr. Adam Jennings. During year ended December 31, 2014, we incurred with Mr. Adam Jennings signing bonuses comprised of 266,667 shares of the Company’s common stock valued at $142,000. As of December 31, 2014 and 2013, the balance of $121,000 and $27,000, respectively, were payable to Mr. Jennings for the value of signing bonuses due under his employment agreement. These stock awards are accrued as fees payable in common stock as the awards are vested.

During the year ended December 31, 2014, we incurred $107,692, in officers’ salary due to the President of our wholly-owned subsidiary, STW Water Process and Technologies, LLC. Mr. Alan Murphy. During year ended December 31, 2014, we incurred with Mr. Alan Murphy a signing bonus comprised of 333,333 shares of the Company’s common stock valued at $200,000.

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

The Company’s advisory board was comprised of three members. Each advisory board member was granted 9,375 shares upon joining the board and 12,500 shares annually thereafter. The advisory board was dissolved on June 12, 2013.

During the year ended December 31, 2014, we incurred $635,000 in board and consulting fees with Paul DiFrancesco, a Director. Mr. DiFrancesco was paid cash of $282,500, awarded 538,870 shares of common stock in the Company, valued at $277,500 for services related to 2014 activities, and $75,000 per year as compensation for serving on our board of directors.

During the year ended December 31, 2014, the Company recorded board fees in the accompanying consolidated statement of operations of $562,500 and issued 930,261 shares of its common stock valued at $558,157, leaving a balance of $496,067 of accrued board fees payable as of December 31, 2014.

During the year ended December 31, 2013, the Company recorded board fees in the accompanying consolidated statement of operations of $602,849 and made payments of $43,500 in cash and issued 840,625 shares of its common stock having valued at $302,625, leaving a balance of $491,924 of accrued board fees as of December 31, 2013.

Other related party transactions

As of December 31, 2014 and 2013, the Company has $1,371,305 and $139,763, respectively, of related party payables to Black Pearl Energy, LLC, a company controlled by the Company’s CEO, former COO, and General Counsel.

As of December 31, 2014, STW Energy, a subsidiary of the Company, has a related party receivable of $519,789 from Black Pearl Energy, LLC.

During the years ended December 31, 2014 and 2013, the Company, had related party sales of $2,079,269 and $347,550, respectively. Related party sales are a combination of sales to three companies, (1) Black Pearl Energy, LLC, (2) Dufrane Construction, LLC and (3) Dufrane Nuclear Shielding LLC.

Line of credit with Black Pearl Energy, LLC

On March 19, 2014, we entered into a Line of Credit Agreement (the "Credit Agreement") with Black Pearl Energy, LLC ("Black Pearl"), an entity controlled by Stan Weiner and Lee Maddox, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and one of our directors: Grant Seabolt. Pursuant to the Credit Agreement, Black Pearl issued us a $2,000,000 line of credit, of which $1,054,944 has been advanced as of December 31, 2014. The credit was issued in the form of a promissory note (the "Note").

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

As of December 31, 2014, the Company has a related party payable of $2,035,495 to Crown Financial.

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

Name and Title	Date of Agreement	Amount of Personal Guaranty		Guaranty Shares
Joshua Brooks, former Chief Operating Officer	September 24, 2013	$45,800	(1)	63,667

(1)
Pursuant to the service agreement with Mr. Brooks, any amounts due on a related defaulted lease in excess of 20% of the amount of the personal guaranty, shall be the Company's obligation. If Brooks' employment with the Company is terminated, the Company shall use its best commercial efforts to have it, or a third party, assume Brooks' guarantee obligations.

The service agreement was terminated by mutual agreement on December 24, 2014, when the Company executed a Settlement Agreement and Note Payable to Dufrane Nuclear Shielding, LLC, a company controlled by Mr. Joshua Brooks, the Company’s former executive officer.

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

Common Stock

As of the date of this Report, the Company has authorized 191,666,667 shares of common stock with a par value of $0.001. During the years ended December 31, 2014 and 2013, the Company issued common shares as follows:

Year ended December 31, 2013:

On June 6, 2013, the Company issued 58,853 shares of its common stock valued at $21,187 in payment of $6,965 accrued interest on convertible note payable and 125,063 shares of its common stock valued at $45,022 in payment of $15,000 of principal on a 14% convertible note payable. The settlement of this $15,000 note payable and $6,966 of accrued interest, (combined total of $21,966) for common stock valued at $66,209 resulted in an additional interest expense of $44,243.

Prior to the July 12, 2013, amendment to our Articles of Incorporation to increase our authorized capital from 16,666,667 shares of common stock to 41,666,667 shares (see Note 12 for January 22, 2015 increase to 191,666,667 shares) of common stock (the "Amendment"), we did not have sufficient shares of authorized capital to meet all of our outstanding security obligations. Some of these obligations required us to issue shares of common stock to our officers and directors, pursuant to the agreements we maintain with them or board approved issuances to such persons; following the Amendment, on September 16, 2013 the company issued an aggregate of 840,628 shares of common stock, with a value of $297,581, as follows:

Name	Amount of Shares	Triggering Event
Stanley T. Weiner	104,167	2012 Director Compensation
Manfred E. Birnbaum	104,167	2012 Director Compensation
D. Grant Seabolt, Jr.	104,167	2012 Director Compensation
Joseph I. O'Neill III	104,167	2012 Director Compensation
Audry Lee Maddox	59,375	2012 Advisory Board Compensation (156,250 shares) & Director Appointment Shares (200,000)
Dale F. Dorn	104,167	2012 Director Compensation
Paul DiFrancesco	104,167	2012 Director Compensation
Bill G. Carter	104,167	2012 Director Compensation
Steven Schachman	26,042	2012 Advisory Board Compensation
Hunter Hill	26,042	2012 Advisory Board Compensation

On September 16, 2013, the Company issued 350,000 shares of its Common stock in payment of accrued compensation. These shares were authorized by the board of directors at a value of $0.10 per share based on the value on March 5, 2013, the date that the board of directors approved the payment in shares. At the time of the March 5, 2013, board action to approve the payment of the accrued fees in stock, the Company did not have adequate shares authorized to settle the contracts so the issuance of shares was delayed until September 16, 2013. These shares were issued on September 16, 2013, at a value at the time of issuance of $126,000, resulting in a reduction of accrued compensation expense of $84,000.

During August and October, 2013, the Company issued to four (4) accredited investors revenue participation notes with an aggregate principal amount of $182,000 and an original issue discount of $42,000, yielding net cash proceeds of $140,000 to the Company.

These note mature eighteen (18) months from the date of issuance and carry stated interest rates of 6%. Principal and interest payments shall come solely from the Investors’ share of the revenue participation fees from STW Energy services contracts. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full. The Company also issued 15,167 warrants in connection with this investment. The warrants bear an exercise price of $1.80 per share and expire on various dates through June 30, 2015.

During September, 2013, the Company issued to a related party accredited investor convertible a revenue participation note with an aggregate principal amount of $65,804 and an original issue discount of $15,186, yielding net cash proceeds of $50,618 to the Company. This note matures eighteen (18) months from the date of issuance and carries stated interest rates of 6%. Principal and interest payments shall come solely from the Investors’ share of the revenue participation fees from STW Oilfield Construction services contracts. The Investors shall receive 50% of the net revenues from such contracts until such time as they have received their investment amount at which time the note is retired in full. The Company also issued 21,935 warrants in connection with this investment. The warrants bear an exercise price of $1.80 per share and expire on September 27, 2015. The note is convertible into 91,391 shares of the Company’s common stock. On December 6, 2013, the Company and this investor agreed to a mutual rescission of this note and the related warrants. The net cash proceeds of $50,418 are included in the total balance of $134,013 as Payable to Related Party, Dufrane Nuclear Shielding Inc., a company controlled by our former COO, Mr. Joshua Brooks.

In the months of October and December 2013 seven (7) of the Company’s consultants were issued 1,083,333 shares in exchange for their invoice amounts due from the company.

On December 9, 2013, the Company issued 333,333 shares to an employee as a signing bonus under an employment contract. The Company also issued 50,000 shares of its common stock to an employee of its subsidiary, STW Pipeline Maintenance & Construction, LLC, as an installment on a signing bonus under an employment contract with the subsidiary.

Year ended December 31, 2014:

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

On October 15, 2014 the Company, STW Resource Holding Corp, converted a revenue participation offering of STW Pipeline. Principal and accrued interest of $93,543 was exchanged for 129,921 shares of STW Resource Holding Corp common stock to an investor at a unit price of $0.72 per share. The value of the stock issued was $99,374 resulting in additional interest expense of $5,831 upon the conversion of convertible debt.

On October 23, 2014, the Company issued 33,333 shares of common stock to an investor at a unit value of $1.44 per share on the conversion of $21,120 of a short term convertible note. The value of the stock issued was $48,000 resulting in additional interest expense of $26,880 upon the conversion of convertible debt.

On November 5, 2014 the company issued 70,477 shares of common stock to an investor at a unit value of $1.17 per share on the conversion of $41,102 of a short term convertible note. The value of the stock issued was $82,458 resulting in additional interest expense of $41,356 upon the conversion of convertible debt.

On November 20, 2014, the Company issued 8,333 shares of common stock for a value of $5,000 to one of the investors in the July offering at a unit value of $0.60 per share.

In November and December 2014 it was necessary to issue an additional net of 319 shares to cover the rounding effect of the 1 for 6 reverse stock split.

On December 23, 2014 the Company issued 68,522 shares to an investor for the conversion of a 14% note for $30,175 and the accrued interest of $2,715. The value of the stock was $34,169, resulting in additional interest expense of $1,278 upon the conversion of convertible debt.

On December 31, 2014 the Company issued 207,500 shares for a value of $124,500 to 11 investors pursuant to their purchase of the July 2014 offering at $0.60 per unit.

As of December 31, 2013, the Company had the following securities to acquire the Company’s common stock outstanding:

Security	Number of Underlying Common Shares	ExerciseP rice	Expire
Warrants issued for Professional Services	250,000	24	2014
Warrants associated with the January 14, 2009 Bridge Note	80,000	18	2014
Warrants associated with the acquisition of the Company's Preferred Shares outstanding	250,000	48	2014
Warrants associated with the 12% Convertible Notes	273,583	0.12	2014-2015
Warrants associated with 2012 Revenue Participation Notes	30,250	1.2	2014
Warrants associated with May 2012 Subscription Agreement	87,500	1.2	2014
Warrants associated with June-September 14% Convertible Notes	91,667	1.2	2014
Warrants associated with November 14% Convertible notes	462,917	1.2	2014
Warrants associated with 2013 Revenue Participation Notes	185,038	1.20 – 1.80	2015
Warrants issued to Crown Financial, LLC	666,667	1.2	2016
Warrants issued on $20,000 short term loan	33,333	1.2	2015
Warrants issued with November 2013 Unit Share Offering	645,833	1.2	2015
Sub-total of Warrants outstanding	3,056,788
Common stock associated with the 12% Convertible Notes plus accrued interest	4,627,570	0.02	2014
Common stock associated with Pipeline Convertible Revenue Participation notes	287,660	0.12	2015
12/31/2013 Accrued Default interest	86,186	0.02	2014-2015
Common stock associated with the 14% Convertible Notes plus accrued interest	7,685,772	0.08	2015
12/31/2013 Accrued Default interest	33,050	0.08	2014
12/31/2013 Calibre Note interest	27,328	0.08	2014
Common stock associated with November 2013 Unit Share Offering	645,833	0.08	2015
Common stock payable as fees	608,279	various	2014
Total securities	17,058,466

As of December 31, 2014, the Company had the following securities outstanding which gives the holder the right to acquire the Company’s common stock outstanding:

Security	Number of Underlying Common Shares	Exercise Price	Expire
Warrants associated with the 12% Convertible Notes	66,667	0.012	2015
Warrants associated with 2013 Revenue Participation Notes	185,038	1.20– 1.80	2015
Warrants issued to Crown Financial, LLC	666,667	1.2	2016
Warrants issued on $20,000 short term loan	33,333	1.2	2015
Warrants issued with 2013 and 2014 Unit Share Offerings	2,682,645	1.20– 1.50	2015 - 2016
Sub-total of Warrants outstanding	3,634,350
Common stock associated with the 12% Convertible Notes plus accrued interest	1,391,553	0.12	N/A
Common stock associated with Pipeline Convertible Revenue Participation notes	164,513	0.72	N/A
Common stock associated with 14% convertible notes plus accrued interest	5,854,260	0.48	N/A
Common stock associated with 2013 and 2014 Unit Share Offerings	41,539	0.48	N/A
Common stock payable as fees	3,356,762	various
Total	14,442,977

Warrants

A summary of the Company’s warrant activity and related information during the year ended December 31, 2014 follows:

	Number of Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	5,401,239	$5.16	1.06	$32,830
Issued	1,552,807	1.26	2.0
Exercised	--
Forfeited	--
Cancelled	--
Expired	(3,897,258)	1.92
Outstanding at December 31, 2013	3,056,788	$1.26	1.07	$131,320
Exercisable	3,056,788	$1.26	1.07	$131,320
Outstanding at January 1, 2014	3,056,788	$4.29	1.07	$131,320
Issued	2,349,312	1.27	1.46
Exercised	--
Forfeited	--
Cancelled	(312,500)
Expired	(1,459,250)	13.89
Outstanding at December 31, 2014	3,634,350	$1.27	1.18	$851,313
Exercisable	3,634,350	$1.27	1.18	$851,313

NOTE 9 – INCOME TAXES

The Company's net loss before income taxes totaled $14,756,828 and $7,032,955 for the years ended December 31, 2014 and 2013, respectively, accordingly, no provision for income taxes were provided in the accompanying financial statements.

A reconciliation of the tax on the Company's loss for the year before income taxes and total tax expense are shown below:

	Years Ended December 31,
	2014	2013
Income tax benefit at the U.S. statutory income tax	$(5,017,321)	$(2,391,205)
Change in fair value of derivative liability	32,603	871,052
Non-controlling interest in loss of subsidiary	48,127	16,464
Non-deductible penalties and other expenses	472,619	290,420
Changes in Valuation allowance	4,463,972	1,213,269
Total	$—	$—

Based on the weight of available evidence and uncertainties regarding the Company's ability to generate profits in the near future, the Company’s management has determined that it is more likely than not that the net deferred tax assets will not be realized.  Therefore, the company has recorded a full valuation allowance against the net deferred tax assets.

The components of net deferred tax assets recognized are as follows:

	December 31, 2014	December 31, 2013
Deferred noncurrent tax asset:
Net operating loss carry-forward	$2,036,123	$1,481,871
Accrual to Cash conversion	3,991,660	1,480,682
Stock based compensation	1,361,342	--
Depreciation	(38,995)	(38,995)
Charitable Contributions	37,400	18,768
Valuation allowance	(7,387,530)	(2,942,326)
Total	$—	$—

The future utilization of the Company's federal net operating loss and tax credit carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future.

At December 31, 2014, the Company had federal income tax net operating losses of approximately $6.7 million.  The federal net operating losses expire at various dates beginning in 2029.The Company files income tax returns in the U.S. federal jurisdiction and Texas jurisdiction.  All tax years remain open to examination for the U.S. federal jurisdiction as a result of net operating loss carryforwards. The Company’s periodic tax returns filed in 2010 and, thereafter, are subject to examination by state taxing authorities in accordance with normal statutes of limitations in the applicable jurisdictions.

NOTE 10 – COMMITMENTS AND CONTINGINCIES

Lease Commitments

The Company leased its office facilities under an operating lease that commenced on October 1, 2013 and expires on September 30, 2020. The lease calls for monthly payments of $9,750, plus payment by the Company of all operating expenses, insurance and taxes on the property. The Company has an option until September 30, 2016, to purchase the land and building for $825,500.

During 2013, the Company entered into a capital lease of a modular office trailer. The lease contract calls for forty eight (48) monthly payments of $593 with a purchase option at the end of the lease. The Company determined the value of the capital lease to be $23,300 with an implicit interest rate in the lease of 10%. In July of 2014, the Company entered into a lease for a commercial ice machine with Executive Leasing, Inc. The lease contract calls for Thirty six (36) monthly payments of $505 with a purchase option at the end of the lease. The Company determined the value of the capital lease to be $14,854 with an implicit interest rate in the lease of 12%. As of December 31, 2014 and 2013, the principal balances on these capital leases totaled $30,438 and $23,300, respectively.

Future minimum lease payments under the capital lease and operating lease as of December 31, 2014, are as follows:

Years ending December 31:	Capital Leases	Operating Lease	Totals
2015	$13,176	$117,000	$130,176
2016	13,176	117,000	130,176
2017	8,960	117,000	125,960
2018	--	117,000	117,000
2019	--	117,000	117,000
Thereafter	--	87,750	87,750
Total minimum lease payments	35,312	672,750	708,062
Less interest	(4,874)
Capital lease obligation	30,438
Less current portion	(10,382)
Long-term capital lease obligation	$20,056

Rental expense for all property, including equipment rentals in the cost of sales, and equipment operating leases during the years ended December 31, 2014 and 2013, respectively, was $4,041,793 (which includes approximately$3.6million of equipment rental used on projects and reflected in cost of revenues) and $78,558, respectively. Related party rental expense during the years ended December 31, 2014 and 2013, was $472,450 and $14,292, respectively.

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

As of December 31, 2014, the minimum royalty obligation payable under this agreement is as follows:

Years ending December 31:	Minimum Royalty Obligation
2015	$324,000
2016	240,000
2017	240,000
2018	240,000
2019	120,000
Total minimum royalty payments	$1,164,000

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

Employment Agreements

On September 23, 2013, one of our wholly owned subsidiaries, STW Pipeline Maintenance & Construction, LLC (“Pipeline Maintenance”), entered into an Executive Employment Agreement with Adam Jennings to serve as Pipeline Maintenance's President (the "Jennings Agreement") for a term of one year, unless otherwise terminated or mutually extended. The Company is a party to the Jennings Agreement only to the extent of the obligations it is required to perform under the Jennings Agreement. Pursuant to the Jennings Agreement, Mr. Jennings may not accept other employment or engage in activity that may interfere with his duties under the agreement without obtaining the Company's prior written consent. The Company also agreed to issue an aggregate of 200,000 shares of its common stock to Mr. Jennings as a signing bonus, to be issued in four (4) equal installments on each consecutive 90th day following Mr. Jennings employment; provided however that the first installment shall be paid within 30 days of signing the agreement and if Mr. Jennings voluntarily terminates employment before September 20, 2014, he shall return the most recently received installment of such signing bonus back to the Company. The Company also has sole discretion to grant Mr. Jennings stock options in the Company. Mr. Jennings is also entitled to receive 10% of Pipeline Maintenance's distributable limited liability company net profits during his employ. The Company has sole rights to terminate Mr. Jennings' employment for cause. The value of the first installment of the signing bonus of 50,000 shares of common stock was recorded on September 23, 2013 as fees payable in common stock.

The Company amended the employment agreement with Mr. Jennings on April 1, 2014 for an additional year. The terms of the amendment, Mr. Jennings base salary was increased to $200,000 per year. He was also awarded an additional 166,667 shares of its common stock to Mr. Jennings valued at $100,000 as an additional signing bonus.

On September 20, 2013, the Company entered into an Executive Employment Agreement with Joshua Brooks (the "Brooks Agreement"), to serve as the Company's Vice President of Operations, primarily focusing on the Company's oilfield construction, services and maintenance operations and to observe and learn the other activities that the Company is involved in including water processing. The term of the Brooks Agreement is for a term of one year, unless otherwise terminated or mutually extended. Pursuant to the Brooks Agreement, Mr. Brooks is entitled to an annual salary of $120,000, which shall be paid on a quarterly basis, in shares of the Company's common stock at a price per share equal to the weighted average trading value of such stock during the same quarter. As incentive to help develop the operation and profitability of Pipeline Maintenance, Mr. Brooks is entitled to an aggregate of an additional 4,000,000 shares of the Company's common stock upon the occurrence of certain Company milestones in gross sales and/or profit. As a signing bonus, the Company shall issue Mr. Brooks 333,333 shares of its common stock, which Mr. Brooks must return on a pro-rata basis, if he voluntarily resigns before March 20, 2014. Mr. Brooks shall be entitled to bonuses and stock options, which the Company may award and grant in its sole discretion, and to the benefits offered to similarly situated executives. The Company shall reimburse Mr. Brooks for reasonable business expenses he incurs while carrying out his duties under the Brooks Agreement, and they shall also reimburse him for use of his personal vehicle at standard mileage rates and provide him with a laptop computer and cellular phone, if needed to carry out such duties. The Company shall indemnify Mr. Brooks to the fullest extent permitted under Nevada law. Unless Mr. Brooks is terminated for cause by the Company, which they maintain the right to do, or as a result of disability, Mr. Brooks is entitled to certain severance as set forth in the Brooks Agreement. Mr. Brooks maintains the right to terminate his employment at any time upon 30 days advance written notice and shall be entitled to all compensation payable up through such thirtieth day, after which all of the Company's obligations (other than indemnification and specific benefits) shall cease. Pursuant to the Brooks Agreement, Mr. Brooks is under a 1 year non-compete/solicitation agreement. The value of the signing bonus of $140,000 was recorded as fees payable in common stock on September 20, 2013.The Company has issued 333,333 shares of common stock to satisfy the obligation. As of December 31, 2013 there was no remaining obligation.

On May 27, 2014, one of our wholly owned subsidiaries, STW Water Process and Technologies, LLC (“STW Water”), entered into an Executive Employment Agreement with Alan Murphy to serve as STW Water’s President (the "Murphy Agreement") for a term of three years, unless otherwise terminated or mutually extended. The initial base salary pursuant to the Murphy agreement is $200,000 annually. The base salary is subject to an annual review and Mr. Murphy is entitled to receive performance bonuses up to 100% of his base salary, subject to the sole discretion of the Company’s CEO. The Company is a party to the Murphy Agreement only to the extent of the obligations it is required to perform under the Murphy Agreement. Pursuant to the Murphy Agreement, Mr. Murphy may not accept other employment or engage in activity that may interfere with his duties under the agreement without obtaining the Company's prior written consent. The Company also agreed to issue an aggregate of 333,333 shares of its common stock valued at $200,000 to Mr. Murphy as a signing bonus. The Company also agreed to grant Mr. Murphy 500,000 stock options in the Company upon the formation and funding of the Company’s employee stock option plan. The Company has sole rights to terminate Mr. Jennings' employment for cause.

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

Name and Title	Date of Agreement	Amount of Personal Guaranty		Guaranty Shares	No. of Shares Owned Following Receipt of Guaranty Shares
Joshua Brooks, former Chief Operating Officer	September 24, 2013	$45,800	(1)	63,667	63,667

(1) Pursuant to the service agreement with Mr. Brooks, any amounts due on a related defaulted lease in excess of 20% of the amount of the personal guaranty, shall be the Company's obligation. If Brooks' employment with the Company is terminated, the Company shall use its best commercial efforts to have it or a third party assume Brooks' guarantee obligations. The service agreement was terminated by mutual agreement on December 24, 2014, when the Company executed a Settlement Agreement and Note Payable to Dufrane Nuclear Shielding, LLC, a company controlled by Mr. Joshua Brooks, the Company’s former executive officer.

Contingencies

GE Ionics, Inc. Lawsuit. On May 22, 2013, GE filed a lawsuit against STW in the Supreme Court of the State of New York, County of New York, Index No. 651832/2013 (the “GE Lawsuit”). Although the lawsuit arises out of STW’s obligations to GE under its Settlement Agreement with GE (described more fully in Note 5, Notes Payable - GE Ionics Settlement Agreement), upon which STW owed GE $2.1 million plus interest, GE has elected to forgo suit on the settlement amount and sue STW for the original debt of $11,239,437, plus interest and attorneys’ fees (the “Original Debt”). As such, STW filed its Answer and asserted that it is entitled to and shall pursue all of its available legal and equitable defenses to the Original Debt, inasmuch as GE has, among other things, failed to discount the Original Debt sued upon by the amounts that it recovered through re-use and re-sale of the equipment it fabricated for STW. Management has not accrued the original amount of the debt because the probability of recovery is remote. The lawsuit is in the discovery phase of litigation.

Sichenzia and Ross Lawsuit. On June 13, 2014, Sichenzia Ross Friedman Ference LLP filed a lawsuit against the Company in the Supreme Court of New York, County of New York, Index No. 155843/2013, seeking $180,036 in legal fees and expenses from the Company. The legal fees and expenses related to Sichenzia Ross’ representation of the Company on SEC matters. The parties filed a stipulation with the Court on August 25, 2014, which extended the Company’s date to file an Answer to the lawsuit to September 22, 2014. On October 8, 2014, the Parties entered into a Settlement Agreement whereby the Company agreed to pay Sichenzia Ross $80,036.22 on or before November 28, 2014 or within three business days of the Company closing its current round of financing. The agreement to pay was secured by the Company providing Sichenzia Ross an “Affidavit of Judgment by Confession” in the amount of $80,036.22 to be filed only if the Company failed to pay the $80,036.22 by the due date, plus a five day cure period ending on December 03, 2014. On December 10, 2014, Sichenzia Ross filed the Judgement by Confession with the Court and the Judgment remains unsatisfied.

J. Johnson & Associates Lawsuit. There has been one lawsuit filed on July 14, 2014 against the Company’s subsidiary, STW Water Process & Technologies, LLC (“STW Water”), Bob J. Johnson & Associates, Inc. (BJJA) v. Alan Murphy and STW Water & Process Technologies, LLC, Case No. CV50473 in the 238th District Court of Midland County, Texas (the “BJJA Lawsuit”). BJJA sought to enforce an allegedly enforceable covenant not to compete and a confidentiality agreement signed by Alan Murphy, STW Water’s recently hired President, who was a former vice president and employee of BJJA. On July 14, 2014, BJJA obtained a TRO against Alan Murphy, STW Water and those associated with the Defendants, which, by the Company’s ownership of STW Water, included the Company. The TRO temporarily prohibited the Company, STW Water and Alan Murphy from contacting two key customers of STW and STW Water, Pioneer Energy Resources and the City of Ft. Stockton, Texas. On July 28, 2014, the Court held a temporary injunction hearing, which resulted in the TRO being dissolved and the Court refusing to further enjoin STW, STW Water or Alan Murphy from competing with BJJA. The case is still on the docket and BJJA has sought initial discovery from the Company; however, the Company is confident that it will not go forward to a trial on the merits, thereby precluding any appreciable risk of a permanent injunction.

Arbitration Judgment

Viewpoint Securities, LLC Arbitration. On or about July 9, 2012, the Company and Stan Weiner, the Company's chief executive officer, received a demand for arbitration with the American Arbitration Association. The demand was filed by Viewpoint Securities LLC ("VP") who entered into an engagement agreement, dated March 9, 2008 (as amended on March 9, 2008, November 10, 2008, January 1, 2009, February 5, 2010, and December 1, 2010), with STW whereby the Company retained VP to act as its financial and capital markets advisor regarding equity and debt introduced by VP to the Company. The demand alleged breach of contract, breach of the covenant of good faith and fair dealings, negligence prayer for commissions and expenses incurred by VP in its efforts to provide introductions and attempt to provide financing to the Company from March 9, 2008 through February 2, 2012, the date of termination of the Agreement. VP seeks, among other things, $216,217 and a warrant to purchase 94,444 shares of the Company's common stock, payment of a $15,000 promissory note plus 3+ years of interest at 12%, attorneys' fees of $18,000 and costs of arbitration for filing fees and hearing fees. The Company believed it had valid defenses and contested these claims vigorously. On August 18, 2012, VP dismissed Stan Weiner from the claim with prejudice. A final arbitration hearing was held on February 3, 2014. On April 1, 2014, the Arbitrator issued an Award in favor of Viewpoint for $196,727 on Viewpoint's claim for $216,217 in fees and expenses, plus $5,541 in arbitration hearing fees and expenses; interest shall accrue at the rate of 10% per annum on any unpaid portion of the award commencing April 1, 2014. The Arbitrator denied Viewpoint's claims related to the Company's warrants, a $15,000 promissory note plus 12% interest and for $18,000 in attorneys' fees. The Award was final on April 1, 2014, and on October 28, 2014, Viewpoint filed a lawsuit in San Diego County, California Superior Court seeking to enforce its Arbitration Award, in Case No. 37-2014-00036027-CU-PA-CTL. On December 08, 2014, the Company filed a motion to dismiss the enforcement action due to Viewpoint having forfeited its corporate rights in California due to non-payment of California corporate taxes, and that motion is still pending before the Court. The full amount of this award has been accrued for in Accounts Payable.

NOTE 11 – SEGMENT INFORMATION

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

The accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). The following is a list of methodologies that we use for segment reporting that differ from our external reporting:

●	Liabilities including accounts payable, notes payable, and other liabilities are managed at the corporate level and not included in segment operations.

●	Interest expense and change in derivative liabilities are managed at the corporate level and not included in segment operations.

  Segment Operations

	Year Ended December 31, 2014
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Revenues	$380,657	$18,227,371	$--	$18,608,028
Costs of revenues	312,277	17,241,311	--	17,553,588
Operating expenses	1,283,862	3,468,949	9,063,932	13,816,743
Other income (expense)	--	--	(2,136,075)	(2,136,075)
Segment income (loss)	$(1,215,482)	$(2,482,889)	$(11,200,007)	$(14,898,378)
	Year Ended December 31, 2013
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Revenues	$536,735	$1,408,896	$--	$1,945,631
Costs of revenues	472,978	1,202,336	--	1,675,314
Operating expenses	102,210	763,900	2,718,330	3,584,440
Other income (expense)	--	--	(3,767,256)	(3,767,256)
Segment income (loss)	$(38,453)	$(557,340)	$(6,485,586)	$(7,081,379)

Segment Assets

	December 31, 2014
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Current Assets	$1,369,434	$3,561,024	$247,665	$5,178,123
Fixed assets	837,602	524,219	76,178	1,437,999
Other assets	--	--	97,121	97,121
Segment Assets	$2,207,036	$4,085,243	$420,964	$6,713,243
	December 31, 2013
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Current Assets	$--	$579,541	$4,040	$583,581
Fixed assets	--	694,219	52,419	746,638
Other assets	--	--	185,428	185,428
Segment Assets	$--	$1,273,760	$241,887	$1,515,647

NOTE 12 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through April 2, 2015, the consolidated financial statements issuance date, and has concluded that no material subsequent events have occurred that would require recognition in the financial statements or disclosures in the notes to the financial statements, except as discussed below.

On January 22, 2015, the Company filed a Certificate of Amendment to increase the number of common stock shares from 41,666,667 to 191,666,667.

Issuance of convertible notes and common stock:
In January of 2015 the Company started to raise capital for the purpose of retiring some of the older loans with higher interest rates. To the date of this Report, the Company has issued $1,375,000 of new debt to 4 investors; after reductions for discounts and fees, the Company raised approximately $1,144,000 for that purpose. The new convertible notes bear interest of 5% through July 15, 2015, and  15% if in default and are convertible, subject to limitations, at $0.65. In connection with this funding, in February 2015, the Company issued 525,000 shares of common stock valued at $481,500 to the four investors as further inducement.

On January 15, 2015 the Company issued 62,500 shares of common stock to an investor, at a unit price of $1.59, in payment of interest on a short term loan for a value of $99,375 and an additional 170,000 shares of common stock, at a unit price of $1.40, to a consultant for services valued at $238,000.

On January 27, 2015 the Company issued 281,167 shares of common stock, at various unit prices, valued at $210,642 to 19 employees for signing bonuses and continued service to the company.

On January 28, 2015 the Company issued 158,335 shares of common stock, at various unit prices, to 7 investors valued at $223,501 in payment of interest on 7 short term loans.

In the first week of February 2015 the Company issued 378,334 shares of common stock, at various unit prices, valued at $429,834 to 4 employees pursuant to their employment contracts.

On February 3, 2015 the Company issued 15,385 shares of common stock, at a unit price of $0.65, to an accredited investor based on a unit offering at $0.65 per unit raising $10,000 of additional capital for the Company.

On February 6, 2015 the Company 150,001 shares of common stock, at various unit prices, to 2 consultants valued at $144,333 in payment of services rendered in 2014 and the renewal of a 2015 contract.

On February 18, 2015 the Company issued 184,975 shares of common stock to an investment group, at a unit price of $0.65, valued at $140,581 for services rendered in procuring investors for the company.

On February 23, 2015 the Company issued 562,500 shares of common stock to 6 directors, at a unit price of $0.80, valued at $450,000 for services rendered in prior year(s).

On February 24, 2015 the Company issued 100,000 shares of common stock, at a unit price of $0.65, to a consultant for services valued at $65,000.

On February 27, 2015, pursuant to the January 8, 2015 Board of Director’s Minutes, a total of 900,000 shares were issued by the Company to 2 employees and 1 consultant for services performed in 2014. They were issued at a unit price of $0.80 per common share at a value of $720,000.

On January 21, 2015 the Company interred into a securities purchase agreement with 3 accredited investors and received aggregate gross proceeds of $750,000 for 5% Convertible Promissory  Notes of the Company.

On February 24, 2015, the Board voted to increase the short term financing round previously approved by the Board on January 08, 2015 shall be increased in authorization by $250,000 to $1,250,000, together with authorizing an additional 100,000 shares of the Company’s stock in order to close on an offer from an additional $250,000 investor.

The Board also agreed that in exchange for MKM Master Opportunity Fund, Ltd. extending the Company’s note obligation that the shares of the Company’s restricted common stock shall be increased from the original extension amount of 41,667 (250,000 pre-reverse merger) to 55,556 shares (333,334 pre-reverse merger).

Black Pearl note payable:
On February 26, 2015, the Company negotiated an extension on the note payable to Black Pearl Energy, a Related Party, and established the balance at $1,079,944 plus $105,363 in interest due. The note is to be paid on a monthly basis of $12,000 per month for 48 months and a balloon payment in February of 2019. On March 5, 2015, the note was revised to consolidate the receivables and the payable and net the note down to $805,863 and reduce the interest due to approximately $67,000. Additionally Black Pearl is to be granted 75,000 shares to cure the default and 131,704 shares of common stock to make the extension.

On March 26, 2015, the Company approved three Executive Long Term Agreements for Stanley T. Weiner (as President and CEO), Paul DiFrancesco (as Head of Finance) and D. Grant Seabolt, Jr. (as General Counsel and Corporate Secretary).

On March 26, 2015, the Board approved amending certain outstanding employment agreements to clarify that any options issuable thereunder, shall only be issued at such time when the Company’s option plan is fully funded and implemented; the Company circulated these amendments to the respective employees and has no reason to believe they will not be countersigned by each such employee.

The terms of the employment agreements are as follows:

Stanley T. Weiner shall be employed as Chairman and CEO for a three year term effective February 1, 2015. His base salary shall be $15,000 monthly ($180,000 annually) during the first year of employment, $22,000 monthly ($264,000 annually) during the second year of employment, and $29,000 monthly ($348,000 annually) during the third year of employment.  He will be subject to an annual discretionary bonus up to 100% of his previous six month salary, and a signing bonus of 300,000 shares of the Company’s common stock. He will also be subject to quarterly bonuses equal to 50,000 shares of the Company’s common stock.  He will also be subject to a twelve month severance award in the event of termination.

Paul DiFrancesco shall be employed as Head of Finance for a three year term effective February 1, 2015. His base salary shall be $12,000 monthly ($144,000 annually) during the first year of employment, $16,000 monthly ($192,000 annually) during the second year of employment, and $16,000 monthly ($192,000 annually) during the third year of employment.  He will be subject to an annual discretionary bonus up to 100% of his previous six month salary, and a signing bonus of 300,000 shares of the Company’s common stock.  He will also be subject to quarterly bonuses equal to 50,000 shares of the Company’s common stock. He will also be subject to a twelve month severance award in the event of termination.

Grant Seabolt shall be employed as General Counsel and Corporate Secretary for a three year term effective February 1, 2015. His base salary shall be $8,000 monthly ($96,000 annually) during the first year of employment, $9,500 monthly ($114,000 annually) during the second year of employment, and $9,500 monthly ($114,000 annually) during the third year of employment.  He will be subject to an annual discretionary bonus up to 100% of his previous six month salary, and a signing bonus of 100,000 shares of the Company’s common stock.  He will also be subject to quarterly bonuses equal to 25,000 shares of the Company’s common stock. He will also be subject to a twelve month severance award in the event of termination.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2014, due to the existence of the material weaknesses discussed below. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following material weaknesses that have caused management to conclude that as of December 31, 2014, our internal control over financial reporting was not effective:

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

5.
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

Remediation Plan for Material Weaknesses

While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with GAAP, based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•
We are in the process of upgrading our accounting systems to an enterprise resource planning (ERP) platform that will enable us to improve our accounting systems and document our policies, procedures and related internal controls.

•
We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.  These supervisory review procedures are being designed to enhance controls over the custody of assets, the incurring of liabilities, and the recording of transactions by separate individuals.

•	We are evaluating improved entity level controls that we plan to implement during the 2015 accounting year.

•
We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

•	Effective December 22, 2014, we were fully current with our quarterly SEC filings and we have instituted controls to ensure that we are current in our filings going forward.
We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above. We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated. We expect to complete this process during our annual testing for fiscal 2015.

Management has reviewed the consolidated financial statements and underlying information included herein in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the second and third quarter of fiscal 2014, Mr. Maddox resigned as our Chief Operating Officer and Mrrs. Dorn and Bowman resigned as Directors.

The following table and text set forth the names and ages of all directors and executive officers as of April 2, 2015.

Name	Age	Current Position
Stanley Weiner	61	Chief Executive Officer, President and Chairman
Robert Miranda	61	Chief Financial Officer
D. Grant Seabolt, Jr.	59	Director, Outside Legal Counsel and Corporate Secretary
Joseph I. O’Neill	66	Director
Hon. Bill Carter	82	Director
Manfred Birnbaum	81	Director
Paul DiFrancesco	48	Director

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

Corporate Governance & Board Independence

Our Board of Directors consists of seven directors and has not established a Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. However, the Board has determined that Joseph O’Neill and Hon. Bill Carter are independent, as such term is defined in the Marketplace Rules of The NASDAQ Stock Market.

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

Our Board of Directors has two standing committees: Audit and Compensation. We are currently working on the related charters for these committees, as such, as of the date of this Report, we do not have a written charter for either committee.

•
Audit Committee: The audit committee selects, on behalf of our Board of Directors, an independent public accounting firm to audit our financial statements, discusses with the independent auditors their independence, reviews and discusses the audited financial statements with the independent auditors and management, and recommends to the Board of Directors whether the audited financials should be included in our Annual Reports to be filed with the SEC. The membership of the Audit Committee is comprised of Messrs. Seabolt and DiFrancesco, the latter of whom acts as Chairman of the committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Moreover, the Company believes that it has inadequate financial resources at this time to hire such an expert. Nonetheless, the Company intends to continue searching for a qualified financial expert for hire.

During the year ended December 31, 2014, the audit committee held 4 meetings.

Audit Committee Report

The audit committee has reviewed and discussed the audited financial statements included within this Report with management. The audit committee has discussed with our independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61 as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The audit committee has received the written disclosures and the letter from our independent auditor required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence. Based on the foregoing review and discussion, the audit committee recommended to the board that the audited financial statements be included in our annual report on Form 10-K for fiscal year 2014.

Grant Seabolt
Paul DiFrancesco

•
Compensation Committee: The compensation committee reviews and approves (a) the annual salaries and other compensation of our executive officers, and (b) individual stock and stock option grants. The compensation committee also provides assistance and recommendations with respect to our compensation policies and practices and assists with the administration of our compensation plans. The membership of the Compensation Committee is comprised of Mssrs. O’Neil, Birnbaum, and Weiner, the latter of whom acts as chairman.

During the year ended December 31, 2014, the compensation committee, held 6 meeting.

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

It seems that most of the affected persons, as listed below, failed to file their Initial Statement of Beneficial Ownership on Form 3 when due in a previous year, then in light of their failure to report changes in such beneficial ownership on a Form 4, failed to file an Annual Statement of Changes in Beneficial Ownership on a Form 5 regarding such holdings and transactions that should have been so reported in the previous year. We have reminded these persons about their obligations and it is our understanding that if they have not already, they will file all beneficial ownership forms required to date soon.

The table below accounts for the missed Form 4 and Form 5s of each person subject to Section 16(a) for the year ended December 31, 2014.

Name	# of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form(1)
Mr. Weiner	2	2	3
Mr. Maddox	2	2	0
Mr. Seabolt	0	0	0
Mr. O'Neill	1	1	1
Hon. Carter	1	1	1
Mr. Birnbaum	3	3	1
Mr. DiFrancesco	1	1	0
Mr. Dorn	1	1	1
R.H. Bowman	1	1	1
Robert Miranda	0	0	1
Joshua C. Brooks	0	0	0

(1)	This reflects the failure of such person to file an Annual Statement of Changes in Beneficial Ownership of Securities that was due in the fiscal year ended December 31, 2014.

Code of Business Conduct, Code of Ethics and Code of Ethics for Financial Professionals

Due to our size and limited number of employees, the Company has not yet adopted a Code of Ethics which applies to our directors, officers, employees and representatives. We intend to adopt a code of ethics during fiscal year 2015.

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

Summary Compensation Table
Name and Principal Position		Year Ended Dec. 31	Salary ($)		Bonus ($)		Stock Award(s) ($)		Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)		(b)	(c)		(d)		(e)		(f)	(g)	(h)	(i)	(j)

Stanley Weiner	(1)	2014	150,000				395,000						545,000
		2013	150,000				75,000						225,000
Lee Maddox	(2)	2014	75,000				37,500						112,500
		2013	150,000				137,754						287,754
Robert Miranda	(3)	2014	377,321	(6)			72,175						449,496
		2013	63,107	(7)									63,107
Joshua Brooks	(4)	2014	90,000	(8)			90,000						180,000
		2013	30,000	(9)			140,000						170,000
Adam Jennings	(5)	2014	180,000		121,000	(11)	142,000						443,000
		2013	18,461	(10)	27,000	(11)	51,000	(12)					96,461
Alan Murphy	(13)	2014	107,692				200,000						307,692
		2013											--

(1)	Mr. Weiner has served as our Chief Executive Officer since March 28, 2012 and is on the Board of Directors, see Compensation of Directors Note 4.
(2)	Mr. Maddox served as our Chief Operating Officer from March 28, 2012 until July 2014.
(3)	Mr. Miranda was appointed as our Chief Financial Officer on October 21, 2013.
(4)	Mr. Brooks served as our Vice President of Operations from September 20, 2013 until August 2014, when he became our Chief Operating Officer until his resignation on December 24, 2014.
(5)	Mr. Jennings was appointed as the President of our wholly owned subsidiary: STW Pipeline Maintenance & Construction, LLC on September 23, 2013.
(6)
Mr. Miranda is serving as our CFO as part of our agreement with Miranda & Associates, an accounting corporation that serves as our accountant pursuant to an engagement agreement with us (the "Engagement Agreement"). Under the Engagement Agreement, we shall pay Miranda & Associates $50,000 for their initial work and it expected that annual amounts payable to them for Mr. Miranda's continuing CFO services will likely exceed $120,000. During the year ended December 31, 2014, the Engagement Agreement was amended whereby effective July 1, 2014, Miranda CFO Services, Inc. a company owned by Robert Miranda, agreed to provide CFO services at a monthly retainer of $15,000. During the year ended December 31, 2014, we incurred $449,496 and paid $182,110 in cash and $72,175 in stock for fees with Miranda & Associates and Miranda CFO Services, Inc. As of December 31, 2014, we have agreed to pay 133,333 shares of common stock valued at $100,000 toward our obligations, leaving an accounts payable balance due of $119,271as of December 31, 2014.

(7)	During the year ended December 31, 2013, we incurred $63,107 and paid $39,047 in fees with Miranda & Associates, leaving an unpaid balance of $24,060 as of December 31, 2013.
(8)
On December 22, 2014, the Company entered into a settlement agreement and a $725,000 note payable with Dufrane Nuclear Shielding, LLC, a Company owned by Mr. Joshua Brooks.  Under the terms of the settlement agreement, the 333,333 shares of common stock payable to Mr. Brooks was cancelled and the $90,000 of officers’ compensation payable were combined into the aggregate balance of the note payable to Dufrane Nuclear Shielding, LLC.

(9)
In lieu of cash payments, Mr. Brooks received shares of the Company’s common stock at the price of the weighted average trading value over the three (3) months leading up to the end of the (3) month pay period; however, all of the Mr. Brooks' compensation was accrued until the date of his resignation of December 24, 2014.

(10)
Mr. Jennings' salary was pro-rated based on his start date; his annual salary was initially set at $120,000 and on April 1, 2014, his annual salary was raised to $200,000, therefore he is one of the Company's most highly compensated individuals.

(11)
As of December 31, 2014 and 2013, the balance of $121,000 and $27,000, respectively, were payable to Mr. Jennings for the value of signing bonuses due under his employment agreement. These stock awards are accrued.

(12)
Pursuant to Mr. Jennings executive employment agreement, he is entitled to an aggregate of 200,000 shares of our common stock as a signing bonus, to be issued in four (4) equal installments on each consecutive 90th day following his start date; provided however that the first installment shall be paid within 30 days of signing the agreement and if he voluntarily terminates employment before September 20, 2014, he shall return the most recently received installment of such signing bonus back to the Company. On April 1, 2014, Mr. Jennings was awarded an additional signing bonus of 166,667 shares of our common stock.

(13)
On May 27, 2014, Mr. Alan Murphy joined the Company as the President of its subsidiary STW Water Process and Technologies, LLC. Mr. Murphy received a signing bonus of 333,333 shares of common stock valued at $200,000 and 500,000 options, upon the formation and funding of the Company’s employee stock option plan. Mr. Murphy has an annual salary of $200,000 and a possible performance bonus of 100%. During 2014, Mr. Murphy was paid $107,692 in salary and the $200,000 value of the common stock was accrued in Fees Payable in Common Stock.

Pension Benefits
Nonqualified Deferred Compensation
Retirement/Resignation Plans

As of the December 31, 2014, none of the persons included the table above are entitled to receive any pension benefits, nonqualified deferred compensation or are part of any other retirement/resignation plans.

The terms of the 2015 employment agreements are as follows:

Stanley T. Weiner shall be employed as Chairman and CEO for a three year term effective February 1, 2015. His base salary shall be $15,000 monthly ($180,000 annually) during the first year of employment, $22,000 monthly ($264,000 annually) during the second year of employment, and $29,000 monthly ($348,000 annually) during the third year of employment.  He will be subject to an annual discretionary bonus up to 100% of his previous six month salary, and a signing bonus of 300,000 shares of the Company’s common stock. He will also be subject to quarterly bonuses equal to 50,000 shares of the Company’s common stock.  He will also be subject to a twelve month severance award in the event of termination.

Paul DiFrancesco shall be employed as Head of Finance for a three year term effective February 1, 2015. His base salary shall be $12,000 monthly ($144,000 annually) during the first year of employment, $16,000 monthly ($192,000 annually) during the second year of employment, and $16,000 monthly ($192,000 annually) during the third year of employment.  He will be subject to an annual discretionary bonus up to 100% of his previous six month salary, and a signing bonus of 300,000 shares of the Company’s common stock.  He will also be subject to quarterly bonuses equal to 50,000 shares of the Company’s common stock. He will also be subject to a twelve month severance award in the event of termination.

Grant Seabolt shall be employed as General Counsel and Corporate Secretary for a three year term effective February 1, 2015. His base salary shall be $8,000 monthly ($96,000 annually) during the first year of employment, $9,500 monthly ($114,000 annually) during the second year of employment, and $9,500 monthly ($114,000 annually) during the third year of employment.  He will be subject to an annual discretionary bonus up to 100% of his previous six month salary, and a signing bonus of 100,000 shares of the Company’s common stock.  He will also be subject to quarterly bonuses equal to 25,000 shares of the Company’s common stock. He will also be subject to a twelve month severance award in the event of termination.

Outstanding Equity Awards at 2013 Year-End

As of the year ended December 31, 2014, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

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

In connection with his resignation in July 2014, the Company entered into a Termination Agreement with Mr. Maddox, effective retroactively on June 30, 2014, pursuant to which Mr. Maddox agreed that he would immediately resign from all positions as an employee, officer or director of the Company, including any subsidiary, effective June 30, 2014. Further, Mr. Maddox agreed, as of July 1, 2014, to waive any obligation of the Company or any of its subsidiaries to pay him any manner of compensation under his independent contractor agreements with the Company. The Company agreed to use its best efforts to remove Mr. Maddox from any and all guarantees of the Company’s financial obligations in which Mr. Maddox serves as a guarantor, and to the extent that any guaranty obligations remain unreleased, the Company agreed to indemnify or hold Mr. Maddox harmless in connection therewith. With regard to outstanding cash compensation in the amount of $245,500, as a result of Mr. Maddox’s various employment with the Company and its subsidiaries through June 30, 2014, the Company agreed to pay a minimum monthly payment of $5,000 commencing on August 1, 2014, over a thirty-six (36) month period. As to the outstanding director compensation in the amount of $37,500, as a result of Mr. Maddox’s directorship through June 30, 2014, both parties agreed it should be subject to approval by the Company’s Board of Directors at the meeting where all directors’ compensation for 2014 is approved or modified and then paid in cash or the Company’s shares of common stock in the sole discretion of the Board of Directors, which Board shall treat Mr. Maddox in the same manner as all of the other directors of the Company. As of the date of this Report, Mr. Maddox’s director fees are still accrued and payable. As additional consideration to Mr. Maddox for the services he has provided over the years, the Company agreed to assign any of its rights in his membership in Ranchland County Club of Midland, Texas to Mr. Maddox in his sole name and issue Mr. Maddox as severance compensation one million five hundred (1,500,000) shares of the Company’s restricted common stock, issuable 30 days of the date of the Termination Agreement.

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

Mr. Brooks resigned from all of his positions on December 24, 2014. (See Item 13. Certain Relationships and Related Party Transactions)

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

On March 14, 2014, we entered into an Addendum to the Accounting Agreement in light of the amount of additional time and expense Miranda and Associates spent helping us prepare and file our periodic reports over the past year. Pursuant to the Addendum, we agreed to issue to Robert Miranda 721,750 shares of our common stock that represents $57,740 value of their services. Additionally, we agreed that they shall bill us on a bi-weekly basis for all fees incurred as a result of their services in connection with the closing of our financial statements, management of the independent audit, and preparation of this Report, each of which shall be due within 30 days of the date issued. We further agreed to indemnify Mr. Miranda, individually, and Miranda & Associates, from any liabilities that may arise from his services as Chief Financial Officer of our company, including our failure to timely file and pay approximately $1,100,000 of federal payroll tax liabilities.

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

The Company amended the employment agreement with Mr. Jennings on April 1, 2014 for an additional year. Pursuant to the amendment, Mr. Jennings’ base salary was increased to $200,000 per year and he was also awarded an additional 166,667shares of common stock to Mr. Jennings as an additional signing bonus.

Alan Murphy

On May 27, 2014, one of our wholly owned subsidiaries, STW Water Process and Technologies, LLC (“STW Water”), entered into an Executive Employment Agreement with Alan Murphy to serve as STW Water’s President (the "Murphy Agreement") for a term of three years, unless otherwise terminated or mutually extended. The initial base salary pursuant to the Murphy agreement is $200,000 annually. The base salary is subject to an annual review and Mr. Murphy is entitled to receive performance bonuses up to 100% of his base salary, subject to the sole discretion of the Company’s CEO. The Company is a party to the Murphy Agreement only to the extent of the obligations it is required to perform under the Murphy Agreement. Pursuant to the Murphy Agreement, Mr. Murphy may not accept other employment or engage in activity that may interfere with his duties under the agreement without obtaining the Company's prior written consent. The Company also agreed to issue an aggregate of 333,333 shares of its common stock valued at $200,000 to Mr. Murphy as a signing bonus. The Company also agreed to grant Mr. Murphy 500,000 stock options in the Company upon the formation and funding of the Company’s employee stock option plan. The Company has sole rights to terminate Mr. Jennings' employment for cause.

Compensation of Directors

Per the Director Agreements, the Company compensates each of the directors through the initial grant of 33,333 shares of common stock, the payment of a cash fee equal to $1,000 plus travel expenses for each board meeting attended, and $75,000 per year as compensation for serving on our board of directors, which usually takes the form of common shares.

As of December 31, 2014, the Company has accrued compensation due to its directors (both current and former) of $496,067, which is calculated based upon time of service and the number of Board meetings attended.

The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2014, to each of the following named directors.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(4)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Paul DiFrancesco	282,500	(3)	352,500	(3)					635,000
Bill Carter			75,000						75,000
Joseph O’Neill			75,000						75,000
Manfred Birnbaum			75,000						75,000
Dale Dorn			37,500	(2)					37,500
D. Grant Seabolt			235,000						235,000
R.H. Bowman			37,500	(1)					37,500
Audry Lee Maddox			37,500	(2)					37,500

(1)
Mr. Bowman received 1,088,000 shares for the services he provided to us a Board member from December 2010 until he voluntarily resigned in August 2011. Mr. Bowman was re-appointed as a director on October 24, 2013; accordingly, he was only entitled to two months of the director's annual salary of $75,000. On April 24, 2014, Mr. Bowman received 125,000 shares of common stock in payment of his board fees for 2013. Mr. Bowman verbally agreed to defer all of his compensation until such time as our cash position improves. Pursuant to his resignation in June 2014 and as of the date of this Report the director fees of Mr. Bowman are still accrued and payable.

(2)	Messrs. Dorn and Maddox also resigned at mid-year and are only due payment for the first two quarters of 2014.
(3)
During the year ended December 31, 2014, we incurred $635,000 in board and consulting fees with Paul DiFrancesco, a Director. Mr. DiFrancesco was paid cash of $282,500, awarded 538,870 shares of common stock in the Company, valued at $277,500 for services related to 2014 activities, and $75,000 per year as compensation for serving on our board of directors.

(4)
The ‘Stock Awards’ contains $487,500 of accrued board of director fees and $437,500 of consulting fees that are accrued in ‘Fees payable in Common Stock’ account. In addition there are $75,000 in board fees and $320,000 of Officer’s Salaries included in Executive Compensation.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 2, 2015 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 2, 2015. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 2, 2015 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

As of April 2, 2015, we had 31,683,150 shares of common stock issued and outstanding. Unless otherwise indicated, the business address of each person listed is in care of the Company at its corporate address. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)

Common Stock	Stanley Weiner	3,476,808	(2)	11.7%
Common Stock	Paul DiFrancesco	1,532,416		5.1%
Common Stock	Joseph O’Neill	1,284,472		4.3%
Common Stock	Hon. Bill Carter	1,389,139		4.7%
Common Stock	Manfred Birnbaum	20,834	(3)	*	%
Common Stock	D. Grant Seabolt, Jr.	673,939	(4)	*	%
Common Stock	Robert Miranda	120,292	(5)	*	%
Common Stock	All Directors and Officers as a Group (7 Persons)	8,497,900		28.5%
Common Stock	Adam Jennings	316,667	(6)	*	%
Common Stock	Alan Murphy	*	(7)	*	%

* Indicates less than 1%

(1)
Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)
Includes 833,334 shares received pursuant to our consulting agreement with Mr. Weiner, 83,334 shares held by his daughter and 83,334 shares held by his son; Mr. Weiner has sole voting control and power over the shares held by his children.

(3)	Includes 20,834 shares held by Mr. Birnbaum’s relatives; Mr. Birnbaum has sole voting control over the shares held by his relatives.
(4)
Includes 166,667 shares received pursuant to our consulting agreement with Mr. Seabolt and 100,000 shares held by Pathfinder Worldwide Financial, an entity over which Mr. Seabolt maintains sole voting power and control.

(5)
As the President of Miranda & Associates, A PC and Miranda CFO Services, Inc., Mr. Miranda beneficially owns the 120,292 shares of our common stock we issued to him as per our agreement with Miranda & Associates.

(6)	As a name executive officer included in Item 11, we are required to include Mr. Jennings in this table.
(7)	As a name executive officer included in Item 11, we are required to include Mr. Murphy in this table.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2014.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Other than the relationships and transactions discussed below, we are not a party to, nor are we proposed to be a party, to any transaction since the beginning of the fiscal year ending December 31, 2014 involving an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which a related person, as such term is defined by Item 404 of Regulation S-K, had or will have a direct or indirect material interest.

Transactions with Officers and Directors

We maintain a convertible note, with a current balance of approximately $145,000 with our CEO.

The Seabolt Law Group, which serves as our General Counsel, is owned by one of our Directors: Mr. Grant Seabolt. As of the date of this Report, we have an outstanding balance of $175,661 payable to Seabolt Law Group for their services as our General Counsel.

As of January 1, 2014, the Company has a related party payable of $132,490 to Dufrane Nuclear Shielding, LLC (“Dufrane”), a company controlled by Mr. Josh Brooks (“Brooks”), the Company’s former Chief Operating Officer. On December 22, 2014, we entered into a settlement agreement (the “Settlement”) with Dufrane, to settle our outstanding debts with them. Pursuant to the Settlement, the Company shall issue Dufrane a $725,000 promissory note, which bears interest at the rate of 10% per annum (the “Note”). The Note is due and payable in equal monthly installments beginning on January 15, 2015 and continuing until December 15, 2016, when a balloon payment for all then outstanding amounts under the Note shall be paid. Dufrane maintains the right to charge a 5% late fee if the Company is late on any of its payments due under the Note and interest shall increase to 18% per annum on any matured, unpaid amounts. If the Company fails to comply with any terms or conditions of the Settlement, including the terms of the Note, the Company shall immediately pay Brooks $30,000, which amount shall accrue 18% interest per annum until paid in full. As part of the Settlement, Mr. Brooks shall be released from all personal guarantees previously entered into with the Company; failure to do so constitutes an event of default under the Note. Additionally, the Company will return all vehicles owned by Mr. Brooks to him and maintains the option to return all vehicles and equipment previously leased from Dufrane or enter into a new rental agreement with Dufrane. Brooks and Dufrane agreed to refrain from performing rig washing, pipeline construction or water reclamation services to or for any of the Company’s or Black Pearl Energy, LLC’s current customers with whom they have master service agreements, for a period of one year; Brooks and Dufrane shall also refrain from soliciting same, with limited exceptions, during such time period. Pursuant to the Settlement, the parties, along with specified others, released each other from any and all claims they may have against each other. After netting all of the payables and receivables between the various subsidiaries of the Company, STW Resources Holding booked a gain of $123,898.

Additionally, the Company will return all vehicles owned by Mr. Brooks to him and maintains the option to return all vehicles and equipment previously leased from Dufrane or enter into a new rental agreement with Dufrane. Brooks and Dufrane agreed to refrain from performing rig washing, pipeline construction or water reclamation services to or for any of the Company’s or Black Pearl Energy, LLC’s current customers with whom they have master service agreements, for a period of one year; Brooks and Dufrane shall also refrain from soliciting same, with limited exceptions, during such time period. Pursuant to the Settlement, the parties, along with specified others, released each other from any and all claims they may have against each other. After netting all of the payables and receivables between the various subsidiaries of the Company, STW Resources Holding booked a gain of $123,898.

On January 13, 2014, we entered into an accounts receivable factoring facility (the “Factoring Facility”) with Crown Financial, LLC ("Crown"), pursuant to an Account Purchase Agreement (the “Factoring Agreement”). Crown maintains a 25% non-controlling interest in our subsidiary: STW Energy Services, LLC. The Factoring Agreement is secured through a Security Agreement between the Company, two of our subsidiaries: STW Pipeline Maintenance & Construction, LLC and STW Oilfield Construction, LLC (collectively, the "Subsidiaries") and Crown, by all of the instruments, accounts, contracts and rights to the payment of money, all general intangibles and all equipment of the Company and the Subsidiaries. The Factoring Facility includes a loan in the amount of $4,000,000. At the time we entered into the Factoring Agreement, our former Chief Operating Officer, Lee Maddox personally guaranteed our full and prompt performance of all of our obligations, representations, warranties and covenants under the Factoring Agreement, pursuant to a Guaranty Agreement for and in consideration of Crown issuing us the Factoring Facility; however, the Guaranty Agreement was terminated when Mr. Maddox resigned in July 2014.

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

Transactions with Black Pearl

On March 19, 2014, we entered into a Line of Credit Agreement (the "Credit Agreement") with Black Pearl Energy, LLC ("Black Pearl"), an entity controlled by Stan Weiner and Lee Maddox, the Company’s Chief Executive Officer and former Chief Operating Officer, respectively, and one of our directors: Grant Seabolt. Pursuant to the Credit Agreement, Black Pearl issued us a $2,000,000 line of credit, approximately $1,010,000 of which has already been advanced to us; the credit was issued in the form of a promissory note (the "Note"). We must pay back all advanced funds on or before August 1, 2014, although such date will be extended to September 30, 2014 if we do not receive gross proceeds of no less than $6,000,000 resulting from either or both of: (a) the consummation of one or more private placements of debt or equity securities, not including the funds received pursuant to the Credit Agreement; or (b) the filing of a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) for an initial public offering of our securities. Interest accrues at 11% per annum. To further induce Black Pearl to issue us the line of credit, we agreed to issue them 1,500,000 restricted shares of our common stock (after which, Black Pearl will own 1,500,000 (1%) of our common stock) and a $25,000 transaction fee to be paid on the final closing date of the credit line. Subsequent to the year end this and the amounts below were rolled into a single related party note.

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

As of December 31, 2014, the Company, on a consolidated basis, has a $1,371,305 related party payable to Black Pearl and a $569,533 receivable from Black Pearl Energy, LLC.

During the years ended December 31, 2014 and 2013, the Company, had related party sales of $2,079,269 and $347,550, respectively. Related party sales are a combination of sales to three companies, (1) Black Pearl Energy, LLC, (2) Dufrane Construction, LLC and (3) Dufrane Nuclear Shielding LLC.

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

Director Independence

Although we are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent, the Board determined that Joseph O’Neill, Hon. Bill Carter and Manfred Birnbaum are independent, as such term is defined in the Marketplace Rules of The NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2014 and 2013, by Marcum LLP our new principal accountant for 2013.

	2014	2013
Audit Fees	$270,000	$200,371
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$270,000	$200,371

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Order Confirming the Second Amended Plan of Reorganization of Woozyfly, Inc.	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 19, 2010.
2.2	Agreement and Plan of Merger for proposed merger between Woozyfly, Inc. Merger Sub, and STW Resources, Inc. dated January 17, 2010	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 26, 2010.
3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the Securities and Exchange Commission on September 26, 2006.
3.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to the Registrant’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on September 4, 2008.
3.3	Certificate of Amendment to the Articles of Incorporation – March 1, 2010	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 2, 2010.
3.4	Certificate of Amendment to the Articles of Incorporation – January 22, 2014	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 22, 2014.
3.5	Articles of Merger between STW Acquisition, Inc. and STW Resources, Inc.	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 19, 2010.
3.6	Articles of Merger filed with the State of Nevada on March 3, 2010	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2010.
4.1	Form of 12% Convertible Note dated August 31, 2010	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 16, 2010.
4.2	Form of Warrant dated August 31, 2010	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 16, 2010.
4.3	Form of Promissory Note dated August 31, 2010	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 22, 2010.
4.4	Form of Warrant for December 2010 Financing	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 10, 2010.

4.5	Extension of Note, by and between STW Resources Holding Corp. and GE Ionics, Inc., dated October 28, 2011	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 3, 2011.
4.6	Amended and Restated Note effective October 1, 2011 in favor of GE Ionics, Inc.	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 3, 2011.
4.7	Form of November 2011 Warrant	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 23, 2011.
4.8	Note Exchange Form of New Note	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 10, 2012.
4.9	Note Exchange Form of New Warrant	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 10, 2012.
4.10	Form of May 2012 Warrant	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 11, 2012.
4.11	Form of November 2012 14% Convertible Note	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 3, 2012.
4.12	Form of November 2012 Warrant	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 3, 2012.
4.13	Form of April 30 2013 Revenue Participation Warrant	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 7, 2013
4.14	Note of STW Energy Services, LLC in name of Crown Financial, LLC dated June 26, 2013,	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 16, 2013.
4.15	Form of 6% Convertible Original Issue Discount Notes with Revenue Participation Interests	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
4.16	Form of Warrant	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
4.17	Form of 6% Convertible Original Issue Discount Notes with Revenue Participation Interests	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 25, 2013.

4.18	Form of Warrant	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 25, 2013.
10.1	Form of securities Purchase Agreement dated August 31, 2010	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2010.
10.2	Form of Escrow Agreement by and between the Company, Viewpoint, and TD Bank, N.A. dated March 31, 2010	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 16, 2010.
10.4	Form of Settlement Agreement by and between STW Resources Holding Corp and GE Ionics, Inc., dated August 31, 2010	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 22, 2010.
10.5	Form of Subscription Agreement for December 2010 Financing	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 10, 2010.
10.6	Letter of Intent dated April 17, 2011	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 26, 2011.
10.7	Amendments to Settlement Agreement dated October 30, 2011, by and between STW Resources Holding Corp. and GE Ionics, Inc.	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 3, 2011.
10.8	Form of November 2011 Subscription Agreement	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 23, 2011.
10.9	Note Exchange Cover Letter	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 10, 2012.
10.10	Note exchange Subscription Agreement Form	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 10, 2012.
10.11	Master Note Agreement with Revenue Participation Subscription Package	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 10, 2012.
10.12	Form of May 2012 Subscription Agreement	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 11, 2012.
10.13	Form of November 2012 Subscription Agreement	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 3, 2012.
10.14	Form of April 30, 2013 Revenue Participation Agreement	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 7, 2013

10.15	Form of April 30, 2013 Revenue Participation Subscription Agreement	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 7, 2013
10.16	Loan Agreement, dated June 26, 2013, by and between STW Energy Services, LLC and Crown Financial, LLC	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 16, 2013.
10.17	Security Agreement, dated June 26, 2013, by and between STW Energy Services, LLC and Crown Financial, LLC	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 16, 2013.
10.18	Guaranty, dated June 26, 2013 by STW Resources Holding Corp. in favor of Crown Financial, LLC	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 16, 2013.
10.19	Account Purchase Agreement, effective June 26, 2013, by and between STW Energy Services, LLC and Crown Financial, LLC	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 16, 2013.
10.20	Executive Employment Agreement with Joshua Brooks	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
10.21	Employment Agreement between STW Pipeline Maintenance & Construction, LLC and Adam Jennings	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
10.22	Form of Service Agreement with Joshua Brooks	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
10.23	Form of Service Agreement with Lee Maddox	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
10.24	Rescission Agreement between the Company and Black Pearl Energy, LLC dated October 14, 2013	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
10.25	Form of Guaranty Agreement between the Company and Joshua C. Brooks	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
10.26	Form of Loan Agreement between STW Oilfield Construction, LLC and Joshua Brooks	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
10.27	Form of Account Purchase Agreement between STW Oilfield Construction, LLC and Joshua Brooks	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.

10.28	Form of Escrow Agreement between the Company and Seabolt Law Group	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
10.29	Form of Security Agreement STW Oilfield Construction, LLC and Joshua Brooks	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
10.30	Form of Engagement Agreement with Miranda & Associates, LLC, including the Addendum	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
10.31	Form of Board of Directors Appointment Agreement	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 29, 2013.
10.32	Form of Share Purchase Agreement	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 25, 2013.
10.34	Form of Account Purchase Agreement between the Company and Crown Financial, LLC	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2014.
10.35	Form of Security Agreement between the Company, STW Pipeline Maintenance & Construction, LLC, STW Oilfield Construction, LLC and Crown Financial, LLC	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2014.
10.36	Form of Security Agreement between the Company, STW Pipeline Maintenance & Construction, LLC, STW Oilfield Construction, LLC and Crown Financial, LLC	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2014.
10.37	Form of Line of Credit Agreement between the Company and Black Pearl Energy, LLC	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2014.
10.38	Form of Note	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2014.
10.39	Form of Addendum to Agreement with Miranda & Associates, PCA	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 20, 2014.
10.40	Form of Securities Purchase Agreement	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 20, 2014
10.41	Form of Warrant	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 20, 2014

10.42	Form of Escrow Agreement	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 20, 2014
10.43	Form of Securities Purchase Agreement	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 19, 2014
10.44	Form of Warrant	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 19, 2014
10.45	Cooperation Agreement between the Company and the City of Fort Stockton, Texas	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 6, 2014
10.46	Form of Exclusive Product Purchase Manufacturing and License Agreement between the Company and Salttech, BV	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 27, 2014
10.47	Employment Agreement between STW Water Process & Technologies, LLC and Alan Murphy	Filed Herewith
10.48	Executive Long Term Agreement between the Company and Stanley Weiner	Filed Herewith
10.49	Executive Long Term Agreement between the Company and Paul DiFrancesco as Head of Finance	Filed Herewith
10.50	Independent Contract Agreement between the Company and Grant Seabolt as General Counsel and Corporate Secretary	Filed Herewith
16.1	Letter from Weaver & Martin LLC	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 5, 2010.
16.2	Letter from Weaver and Tidwell, LLP	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2012.
16.3	Letter from KMJ Corbin & Company LLP	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 31, 2013.
20.1	Letter to Shareholders dated November 14, 2013	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 24, 2013
21.1	List of Subsidiaries	Filed as part of this Report.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed as part of this Report.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed as part of this Report.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as part of this Report.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2015	STW Resources Holding Corp.
By: /s/ Stanley Weiner
Stanley Weiner, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Stanley Weiner Stanley Weiner	Chief Executive Officer, President, Director, principal executive officer	April 2, 2015

/s/ Robert Miranda Robert Miranda	CFO	April 2, 2015

/s/ D. Grant Seabolt D. Grant Seabolt	Director	April 2, 2015

/s/ Joseph I. O'Neill Joseph I. O'Neill	Director	April 2, 2015

/s/ Hon. Bill Carter Hon. Bill Carter	Director	April 2, 2015

/s/ Manfred Birnbaum Manfred Birnbaum	Director	April 2, 2015

/s/ Paul DiFrancesco Paul DiFrancesco	Director	April 2, 2015