Form 10-Q
period 2015-03-31
STW RESOURCES HOLDING CORP.
filed 2015-05-28
CIK 1357838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 27, 2015, there were 32,345,817 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

-i-

PART I

ITEM 1. FINANCIAL STATEMENTS
STW Resources Holding Corp
Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)
Current Assets
Cash	$--	$123,629
Accounts receivable, trade, net	2,212,806	3,710,180
Accounts receivable from related parties	--	519,789
Deferred project costs	1,629,891	821,359
Prepaid expenses and other current assets	210,296	344,525
Total Current Assets	4,052,993	5,519,482

Property and equipment, net	1,050,958	1,096,640
TOTAL ASSETS	$5,103,951	$6,616,122
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Book overdraft	$123,629	$--
Accounts Payable	3,902,003	4,523,265
Payable to related parties:
Black Pearl Energy, LLC	37,084	1,371,305
Crown Financial, LLC	1,039,545	2,035,495
Accrued compensation - officers	918,380	873,380
Current portion of notes payable, net of discounts and loan costs; payable to related parties $1,661,354 and $1,700,394, respectively	7,900,661	5,793,293
Sales and payroll taxes payable	2,834,095	2,671,843
Insurance premium finance contract payable	76,151	208,271
Accrued expenses and interest	1,986,084	1,769,117
Deferred Revenue	1,552,615	680,000
Accrued compensation	397,485	643,777
Accrued board compensation	112,500	496,067
Fees payable in common stock	1,479,073	2,783,711
Stock subscriptions payable	17,000	27,000
Derivative liability	1,636,590	802,340
Total Current Liabilities	24,012,895	24,678,864
Notes payable, net of discount and current portion	1,878,430	2,825,295
Total Liabilities	25,891,325	27,504,159
Commitments and contingencies (Note 8)
Stockholders' Deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	--	--
Common stock; $0.001 par value; 191,666,667shares authorized, 31,683,150 and 28,194,953 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	31,686	28,197
Additional paid in capital	21,400,210	18,383,411
Accumulated deficit	(41,950,763)	(39,112,171)
Total Stockholders' Deficit of STW Resources Holding Corp	(20,518,867)	(20,700,563)
Non-controlling interest in subsidiary	(268,507)	(187,474)
Total Stockholders’ Deficit	(20,787,374)	(20,888,037)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,103,951	$6,616,122

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2015 and 2014 (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Water treatment services	$148,911	$--
Energy and construction services	2,472,363	3,560,787
Related parties service revenue	58,127	39,992
Net revenues	2,679,401	3,600,779

Cost of revenues	1,880,265	3,181,242
Gross Profit	799,136	419,537

Operating expenses
Research and development	6,125	95,490
Sales and marketing	292,321	172,508
General and administrative	2,428,825	2,129,269
Depreciation and amortization	45,682	52,684
Total operating expenses	2,772,953	2,449,951

Loss from operations	(1,973,817)	(2,030,414)

Interest expense, $29,884 and $42,719 to related parties, respectively	(1,219,588)	(437,602)
Change in derivative liability	273,780	13,273
Net Loss	$(2,919,625)	$(2,454,743)
Less: Share of net loss of subsidiary attributable to non-controlling interest	(81,033)	(41,569)
Net Loss of STW Resources Holding Corp	$(2,838,592)	$(2,413,174)
Loss per common share – basic and diluted	$(0.09)	$(0.12)
Weighted average shares outstanding - basic and diluted	29,977,880	20,538,202

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
For the three months ended March 31, 2015

	Common Stock $0.001 Par		Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest	Stockholders’ Deficit
	Number	Amount
Balance, December 31, 2014	28,194,953	$28,197	$18,383,411	$(39,112,171)	$(187,474)	$(20,888,037)
Shares issued to Employees from Fees Payable in Common Stock	1,059,501	1,060	872,866			873,926
Shares issued to Consultants from Fees Payable in Common Stock	1,104,976	1,105	941,630			942,735
Shares issued as board of director fees	562,500	563	449,437			450,000
Shares issued for subscriptions stock payable	15,385	15	9,985			10,000
Shares issued upon conversion of notes payable and accrued interest	220,835	221	322,406			322,627
Shares issued in connection with the 2015 Transfer Agreements origination fees	525,000	525	420,475			421,000
Net loss for the period				(2,838,592)	(81,033)	(2,919,625)
Balance, March 31, 2015	31,683,150	$31,686	$21,400,210	$(41,950,763)	$(268,507)	$(20,787,374)

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2015 and 2014

	Three month Periods Ended March 31:
	2015	2014
Cash flows from operating activities
Net loss of STW Resources Holding Corp	$(2,919,625)	$(2,454,743)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	45,682	52,684
Change in fair value of derivative liability	(273,780)	(13,273)
Financing costs of notes payable	430,377	42,592
Change in fair value of debt instruments converted to equity	--	(272,980)
Amortization of discount and debt issuance costs	492,686	43,801
Share-based compensation	462,221	423,683
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	1,497,374	(896,702)
(Increase) Decrease in deferred project costs	(808,532)	--
(Increase) Decrease in prepaid expenses and other current assets	134,229	(3,709)
Increase (Decrease) in accounts payable	(1,133,835)	558,331
Increase (Decrease) in sales and payroll taxes payable	162,252	969,460
Increase (Decrease) in deferred revenue	872,615	--
Increase (Decrease) in accrued expenses and interest	216,967	530,134
Increase (Decrease) in accrued compensation	(246,292)	108,405
Increase (Decrease) in accrued board compensation	66,433	168,750
Net cash used in operating activities	(1,001,228)	(743,567)

Cash flows from investing activities
Purchase of equipment, net of equipment loans	--	(43,643)
Deposits	--	(14,000)
Net cash used in investing activities	--	(57,643)

Cash flows from financing activities
Book overdraft (repayment)	--	50,084
Stock subscriptions payable	--	130,000
Related party accounts receivables	--	837,824
Related party accounts payables, credit facilities, notes, and advances	--	--
Increase (Decrease) in insurance premium finance contract payable	(132,120)	--
Proceeds from notes payable	1,284,000	80,000
Principal payments of notes payable	(143,281)	(60,698)
Proceeds from issuance of common stock	--	62,500
Debt issuance costs	(131,000)	--
Net cash provided by financing activities	877,599	1,099,710

Net decrease/increase in cash	(123,629)	298,500
Cash at beginning of period	123,629	17,301
Cash at end of period	$--	$315,801

(Continued)

STW Resources Holding Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2015 and 2014

Supplemental cash flow information:
Cash paid for interest	$83,973	$11,402
Cash paid for income taxes	$--	$--

Non-cash investing and financing activities:
Shares issued from common stock subscriptions payable	$10,000	$--
Fees payable in common stock	$--	$423,683
Value of shares issued to employees as compensation	$873,926	$--
Value of shares issued to consultants	$942,735	$145,000
Value of shares issued as board fees	$450,000	$--
Value of shares issued in connection with extension of notes payable	$--	$67,354
Value of shares issued in payment of accrued PIK interest	$--	$510,769
Value of shares issued upon conversion of notes payable and accrued interest	$322,627	$660,684
Value of conversion feature of JMJ convertible note payable	$--	$50,000
Shares issued for 2015 Transfer Agreement origination fees	$421,000	$--
Subscriptions payable	$--	$150,000

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2015 and 2014

NOTE 1 – NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements of STW Resources Holding Corp (“STW,” “we,” “us, “our” and “our Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2015, or for any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K for such year as filed on April 3, 2015. The December 31, 2014 condensed consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for such year as filed on April 3, 2015.

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

Consolidation policy

The unaudited condensed consolidated financial statements for the three months ended March 31, 2015, include the accounts of the Company and its wholly owned subsidiaries: STW Water Process & Technologies LLC, STW Oilfield Construction LLC, STW Pipeline Maintenance Construction, LLC, and its 75% owned subsidiary STW Energy, LLC. The condensed consolidated financial statements as of March 31, 2014, include STW Resources Holding Corp, STW Oilfield Construction LLC, STW Pipeline Maintenance Construction, LLC, and STW Energy, LLC as the other subsidiaries noted above were not established during the quarterly period ended March 31, 2014. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company also consolidates any variable interest entities (VIEs), of which it is the primary beneficiary, as defined. The Company does not have any VIEs that need to be consolidated at this time. When the Company does not have a controlling interest in an entity, but exerts a significant influence over the entity, the Company would apply the equity method of accounting.

Reclassifications

Certain reclassifications were made to the prior period condensed consolidated financial statements to conform to the current period presentation. There was no change to the previously reported net loss. The reclassifications as of December 31, 2014, are comprised of a $321,359 increase in deferred project costs, a $321,359 decrease in property and equipment, a $97,121 decrease in deferred loan fees, and a $97,121 increase in loan discounts.

Non-Controlling interest

On June 25, 2013, the Company invested in a 75% limited liability company (“LLC”) interest in STW Energy Services, LLC (“STW Energy”). The non-controlling interest in STW Energy is held by Crown Financial, LLC, a Texas Limited Liability Company (“Crown” or “Crown Financial”). As of December 31, 2014, $2,500 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in STW Energy, with a cumulative net loss attributable to non-controlling interests of $187,474 for the year ended December 31, 2014. During the three month period ended March 31, 2015, a net loss attributable to the non-controlling interest of $81,033 was incurred. As of March 31, 2015, the net deficit interest in the subsidiary held by the non-controlling interest is $268,507.

Going Concern and Management Plans

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $41,950,763 as of March 31, 2015, and as of that date was delinquent in payment of $2,834,095 of sales and payroll taxes. As of March 31, 2015, $3,664,670 of notes payable are in default. Since its inception in January 2008 through December 31, 2014, management has raised equity and debt financing of approximately $20,000,000 to fund operations and provide working capital. The cash resources of the Company are insufficient to meet its planned business objectives without additional financing. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts consists primarily of receivables from oil & gas services fees. Management determines the allowance for doubtful accounts based on historical losses and current economic conditions. On a continuing basis, management analyzes delinquent receivables, and once these receivables are determined to be uncollectible, they are written off either against an existing allowance account or as a direct charge to the condensed consolidated statement of operations. As of March 31, 2015 and December 31, 2014, the allowance for doubtful accounts were $26,015 and $77,211, respectively.

Loan Discounts

The Company amortizes loan discounts over the term of the loan using the effective interest method.

Concentration of Credit Risk

A financial instrument that potentially subjects the Company to concentration of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner per institution. At March 31, 2015, there were no account balances per institution that would have exceeded the $250,000 insurance limit.

The Company anticipates entering into long-term fixed-price contracts for its services with select oil and gas producers and municipal utilities. The Company will control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures.

As of March 31, 2015, three vendors accounted for 11%, 7% and 5% of total accounts payable. During the three months ended March 31, 2015, three vendors accounted for 86% of total purchases. During the three months ended March 31, 2014, one vendor accounted for 70% of total purchases.

During the three months ended March 31, 2015, three customers accounted for 68%, 8% and 4% of net revenues. As of March 31, 2015, three customers accounted for 31%, 22% and 2% of accounts receivable. During the three months ended March 31, 2014, three customers accounted for 29%, 28% and 19% of net revenues.

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

Our derivative liabilities consist of embedded conversion features on debt, price protection features on warrants, and are classified as Level 3 liabilities. We use Black-Scholes to determine the fair value of these instruments (see Note 5).

Management has used the simplified Black Scholes model to estimate fair value of derivative instruments. Management believes that as a result of the relatively short term nature of the warrants and convertibility features, a lattice model would not result in a materially different valuation.

The following table presents certain financial instruments measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2015 and December 31, 2014.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability at March 31, 2015	$--	$--	$1,636,590	$1,636,590
Fair value of Derivative Liability at December 31, 2014	$--	$--	$802,340	$802,340

Accounting for Derivatives Liabilities

The Company evaluates stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. Financial instruments classified as a derivative instrument is marked-to-market at each balance sheet date and recorded as an asset or a liability with the change in fair value adjusted through the statement of operations in other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification to a liability are recorded at the fair value of the instrument on the reclassification date.

Certain of the Company’s embedded conversion features on debt, with anti-dilution provisions, and price protection features on outstanding common stock warrants are treated as derivatives for accounting purposes. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset or liability. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market. The Company estimates the fair value of these warrants and embedded conversion features as derivative liabilities contracts using the Black-Scholes model (see Note 5).

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

The Company had no such asset impairments during the three months ending March 31, 2015 or 2014. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services under development will continue. Either of these could result in future impairment of long-lived assets.

Revenue Recognition

During the year ended December 31, 2014, the Company entered into Master Services Agreements (“MSA”) with several major oil & gas companies. These MSAs contract the Company to provide a range of oil & gas support services including oilfield site construction and maintenance, pipeline maintenance, oil rig cleaning, site preparation, energy support services, and other oil & gas support services. The Company bills these customers pursuant to purchase orders issued under the MSAs. The revenues billed include hourly labor fees and equipment usage fees. The Company recognized revenues from these contracts as the services are performed under the customer purchase orders and no further performance obligations exist, generally in the form of a customer approval. During the three months ended March 31, 2015, the Company recognized $2,530,490 of revenues from these services contracts, which included $58,127 revenues from related parties. During the three months ending March 31, 2014 the Company realized revenue of $3,600,779 from services contracts, which included $39,992 of the service revenue was from related parties.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at March 31, 2015 and December 31, 2014, respectively.

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

At March 31, 2015 and December 31, 2014, the Company had no grants of employee common stock options or warrants outstanding.

Net Loss per Share

The basic net loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted net loss per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive shares arising from debt or equity instruments. Diluted net loss per share is the same as basic net loss per share due to the lack of dilutive items. As of March 31, 2015 and December 31, 2014, the Company had 15,358,412 and 14,442,977 shares issuable upon conversion or exercise, respectively, which have been excluded as their effect is anti-dilutive.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized on the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Furniture	3 years
Machinery	3-5 years

Stock Subscriptions Payable

The initial balance of stock subscriptions payable as of December 31, 2014, was $27,000 representing 41,539 shares to be issued. During the three months ended March 31, 2015, $10,000 of these stock subscriptions payable were issued representing 15,385 shares of common stock, included in the December 31, 2014 subscription payable. The remaining balance of stock subscriptions payable as of March 31, 2015, is $17,000 representing 26,154 shares to be issued.

Fees Payable in Common Stock

During the three months ended March 31, 2015, the Company agreed to issue an aggregate of 1,013,262 shares, valued at $834,649 in payment of performance bonuses, employment signing bonuses, consulting fees, and interest. During the three months ended March 31, 2015, the Company issued an aggregate of 2,385,312 shares of its common stock, valued at $2,139,287, in payment of performance bonuses, employment signing bonuses, consulting fees, and interest which left a remaining balance in fees payable in common stock of $1,479,073, or 1,987,712 shares.

Recently Issued Accounting Standards

Recent accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

In April 2015 the FASB issued Accounting Standards Update 2015-03 (ASU 2015-03) Simplifying Balance Sheet Presentation by Presenting Debt Issuance Costs as a Deduction from Recognized Debt Liability. The ASU is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015. Early adoption is permitted. The new standard requires debt issuance costs to be classified as reductions to the face value of the related debt. The Company has reclassified debt issuance costs previously reported as other assets to loan discounts and debt issuance costs as a deduction of the debt liability.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Office furniture and equipment	$29,467	$29,467
Tools and yard equipment	729,735	729,735
Vehicles and construction equipment	502,007	502,007
Leasehold improvements	15,933	15,933

Total, cost	1,277,142	1,277,142
Accumulated Depreciation and Amortization	(226,184)	(180,502)
Property and equipment, net	$1,050,958	$1,096,640

Depreciation expense for the three month periods ended March 31, 2015 and 2014 is $45,682 and $52,684, respectively.

NOTE 3 – RECEIVABLE FROM FACTOR, NET OF UNAPPLIED CUSTOMER CREDITS

Accounts Purchase Agreement – Crown Financial, LLC

STW Energy Services, LLC (“STW Energy”) entered into an accounts purchase facility with Crown Financial, LLC, pursuant to an Account Purchase Agreement (the “Accounts Purchase Agreement”), pursuant to the Texas Finance Code.

The Accounts Purchase Agreement shall continue until terminated by either party upon 30 days written notice. The Accounts Purchase Agreement is secured by a security interest in substantially all of STW Energy’s assets pursuant to the terms of a Security Agreement. Under the terms of the Accounts Purchase Agreement, Crown Financial may, at its sole discretion, purchase certain of the STW Energy’s eligible accounts receivable. Upon any acquisition of an account receivable, Crown will advance to STW Energy up to 80% of the face amount of the account receivable; provided however, that based upon when each invoice gets paid, Crown shall pay STW Energy on the related invoice less fess and prior advances. Each account receivable purchased by Crown will be subject to a discount fee of 1.5% of the gross face amount of such purchased account for each 30 day period (or part thereof) the purchased account remains unpaid. Crown will generally have full recourse against STW Energy in the event of nonpayment of any such purchased account. As of March 31, 2015 and December 31, 2014, respectively, there were no accounts receivables subject to recourse due to nonpayment of the purchased accounts.

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

NOTE 4 – NOTES PAYABLE, NET

The Company’s notes payable at March 31, 2015 and December 31, 2014, consisted of the following:
	March 31,	December 31,
Name	2015	2014
14% Convertible Notes	$2,296,342	$2,296,342
12% Convertible Notes	100,000	100,000
2015 Transfer Agreements	1,375,000	--
GE Note	2,100,000	2,100,000
Deferred Compensation Notes	279,095	279,095
Revenue participation notes	2,371,500	2,337,500
Crown Financial note	684,484	702,697
Dufrane Note Payable	611,561	725,000
Black Pearl Note Payable	777,096	--
Other Short-term Debt	55,000	55,000
Equipment finance contracts	100,862	110,000
Capital lease obligation	27,948	30,437
Unamortized debt discount and loan fees	(999,797)	(117,483)
Total debt	9,779,091	8,618,588
Less: Current Portion	(7,900,661)	(5,793,293)
Total long term debt	$1,878,430	$2, 825,295
Unamortized loan discounts are applicable to notes payable as follows:
14% convertible notes	$--	$20,362
Crown Financial note	82,366	97,121
2015 Transfer Agreements	917,431	--
Total unamortized loan discounts	$999,797	$117,483

14% Convertible Notes

As of March 31, 2015 and December 31, 2014, the aggregate principal balances of the 14% notes are $2,296,342 and $2,296,342, respectively. During the three month period ended March 31, 2015, the Company had no activity on these notes. As March 31, 2015, the total of outstanding 14% convertible notes is $2,296,342 of which $688,210 matured on or before March 31, 2015 and are in default, however, as of May 27, 2015, none of the note holders have declared the notes in default. During the three month period ended March 31, 2014, the Company converted principal of $33,793 and accrued interest of $5,632 (total of $39,425) in exchange for 82,685 shares of the Company’s common stock. The value of the stock issued was $46,479 resulting in additional interest expense of $7,054 upon the conversion of convertible debt.

As of March 31, 2015 and December 31, 2014, $171,892 of the 14% convertible notes is payable to related parties.

12% Convertible Notes

Between April 2009 and November 2010, the Company issued a series of 12% notes payable to accredited investors that matured on November 30, 2011 and are currently in default. At March 31, 2015, the remaining balance is $100,000. The Company also issued 273,583 warrants to purchase common stock at an exercise price of $0.12 per share that expire at various dates through 2015. The notes and interest are convertible into 1,422,803 shares of the Company’s common stock.

During the three months ended March 31, 2015, there was no activity. During the three months ended March 31, 2014, the Company issued 1,137,417 shares of its common stock valued at $614,205 in payment of $225,000 of principal and $116,225 accrued interest (total of $341,225). The conversion of these notes payable and accrued interest for common stock resulted in a non-cash charge of $272,980 to the derivative liability upon the conversion of convertible debt.

Other Short-Term Debt

On January 1, 2014, the Company issued a $30,000 short term note from an investor, MKM Capital. The note bears interest at 8% and matured on January 1, 2015. The balance of the delinquent note payable as of March 31, 2015, is $30,000.

In September 2014, the Company entered into short term loan agreements, which matured in October 2014, with seven accredited investors totaling $145,000, to sustain daily operating expenses; the loans had a 5% transaction fee at maturity and the lenders were entitled to receive 18% interest if the notes are not paid at maturity. As additional consideration for the loan, the Company agreed to issue the lenders an aggregate of 171,667 shares of common stock, which are only issuable if and when the Company increases it authorized capital. These shares were included in the "Fees Payable in Common Stock" and were expensed as interest in the current period. As of March 31, 2015, all but $25,000 of the delinquent loans have been repaid, but the remaining lender has not declared a default on the payment of his note.

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

As of March 31, 2015, and December 31, 2014, the Company has a balance of $279,095 payable under deferred compensation, non-interest bearing, notes to its former Chief Executive Officer and its in house counsel. The notes matured December 31, 2012, and the notes are in default.

Revenue Participation Notes

As of March 31, 2015 and December 31, 2014, the Company has an outstanding balance of $2,371,500 and $2,337,500, respectively of Revenue Participation Notes comprised as follows:

	March 31,	December 31,
Name	2015	2014
2012 Revenue Participation Notes	$165,000	$165,000
2013 Revenue Participation Notes - STW Resources Salt Water Remediation	302,500	302,500
2013 Revenue Participation Notes - STW Energy	182,000	182,000
2013 Convertible Revenue Participation Notes - STW Pipeline	115,000	115,000
2014 Revenue Participation Notes, Upton Project – STW Water	1,607,000	1,573,000
Total revenue participation notes	$2,371,500	$2,337,500

These notes are more fully described in the notes to the consolidated financial statements for the year ended December 31, 2014, which were included in the Company’s Annual Report on Form 10-K as filed with the SEC on April 3, 2015.

2014 Revenue Participation Notes – STW Resources Upton Project

On September 30, 2014, the Company issued its first note for the new Upton Project. As of March 31, 2015, the total principal amount of this financing is $1,607,000. The financing is a Senior Secured Master Note, with a 15% coupon and a maturity of 18 months with interest only payments paid the first three months and equal monthly payments of principal and interest paid for months four though eighteen of the Master Note with Revenue Participation Interest. Additionally, a 5% royalty is assigned to the Master Note, which will be distributed based on pro rata ownership by investors in the Master Note. Principal and interest payments will come solely from the Investors share of the revenue participation fees from water processing contracts related to brackish water. This Agreement, including but not limited to the revenue sharing arrangement, is applicable to the brackish water processing facility being built with the proceeds of the Note. At March 31, 2015, $197,365 of the principal payments is in default. As of the date of this Report the investors have not declared a default on the payment of these notes.

Note payable to Crown Financial, LLC, a related party

On June 26, 2013, STW Energy Services, LLC entered into a loan agreement with Crown Financial, LLC for a $1.0 million loan facility to purchase machinery and equipment for STW Energy Services. Crown Financial, LLC is a related party in that it holds a 25% non-controlling interest in our subsidiary: STW Energy Services, LLC. The note matures on June 25, 2016, and bears interest at 15%. Commencing November 1, 2013, monthly principal and interest payments are due on the note over a thirty-three month period. The note is secured by all assets of STW Energy Services. LLC. As of March 31, 2015 and December 31, 2014, the Company had drawn down $684,484 and $702,697, respectively, of this loan facility.

For the three months ended March 31, 2015 and 2014, interest expense on all notes payable described above was $1,219,588 and $437,602, respectively, which included $475,868 and $43,801, respectively, of amortization of debt discount and debt issuance costs.

2015 Transfer Agreement Convertible Notes Payable

During the three months ended March 31, 2015, the Company issued a $1,375,000 of convertible notes payable to four (4) accredited investors. The notes bear interest at 5% and mature at various dates through October 17, 2015. The notes are convertible, including accrued interest, into 2,141,827 shares at a conversion price of $0.65.  In the event of default, the notes are convertible at a price equal to the lower of (a) $0.65 or (b) 60% multiplied by the lowest closing trade price of the common shares for the ten (10) trading days immediately prior to the applicable conversion date.

The conversion feature of the 2015 Transfer Agreement convertible notes payable meets the definition of a derivative due to the reset provision to occur upon the issuance of equity based instruments at below $0.65 per share or upon default of the notes and is accounted for as a derivative liability. The Company has determined the value of the conversion feature upon default of this note using  the Black-Scholes pricing model to be $1,108,030 as of the date of issuance, of which $479,877 was recorded as a financing cost in the condensed consolidated statement of operations and $628,153 was recorded as a loan discount. In connection with these notes, the Company issued 525,000 shares of its common stock to the investors valued at $470,500. The Company also incurred third party loan fees of $151,347 on these notes. The value of the conversion feature of $628,153 and $746,847. will be amortized as interest expense over the term of the note under the straight line method, which we believe approximates the effective interest method due to their short term nature. The effective interest rate of this note was determined to be 102.5%.

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

During the first quarter of 2015, the Company computed a historical volatility of 160% using daily pricing observations for recent periods. We applied a historical volatility rate during the period ended March 31, 2015, and future periods, since the Company exited its development stage and commenced commercial operations. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these embedded conversion features.

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

The following table presents our warrants and embedded conversion options which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of March 31, 2015 and December 31, 2014:

	For the three months ended March 31, 2015	For the year ended December 31, 2014
Annual dividend yield	0%	0%
Expected life (years)	0.00 - 0.50	0.60 - 0.47
Risk-free interest rate	0.11% - 0.25%	0.11% - 0.25%
Expected volatility	160%	735%

	March 31, 2015	December 31, 2014
Embedded Conversion features	$1,620,142	$751,439
Warrants	16,448	50,901
	$1,636,590	$802,340

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value (level 3 in the fair value hierarchy) on a recurring basis for each reporting period-end.

	For the three months ended March 31, 2015	For the year ended December 31, 2014
Balance beginning	$802,340	$1,630,985
Value of derivative liability associated with JMJ note payable	--	42,592
Value of derivative liability attributable to conversion feature of Transfer Agreements	1,108,030	--
Value of derivative liability attributable to conversion of notes payable and accrued interest	--	(694,149)
Change in derivative liability associated with conversion of notes payable and accrued interest	--	(272,980)
Change in fair value	(273,780)	95,892

Balance ending	$1,636,590	$802,340

The increase in fair value of the derivative liability is largely attributable to the derivative liability associated with the conversion feature of the transfer agreement convertible notes payable. The change in the fair value of the derivative liability is attributable to the expiration of some of the warrants that were outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

Officers’ Compensation

During the three months ended March 31, 2015 and 2014, we incurred $42,500 and $37,500, respectively, in officers’ compensation due our Director, Chairman, and CEO, Mr. Stanley Weiner. As of March 31, 2015 and December 31, 2014, the balances of $455,583 and $413,083, respectively, were payable to Mr. Weiner for his officers’ salary. There were no payments to Mr. Weiner during the three months ended March 31, 2015 or 2014.

During the three months ended March 31, 2015 and 2014, we incurred zero and $37,500, respectively, in officers’ compensation due to one of our former Directors and former Chief Operating Officer, Mr. Lee Maddox. As of March 31, 2015 and December 31, 2014, the balances of $205,500 and $220,500, respectively, were payable to Mr. Maddox for his officers’ salary. During the three months ended March 31, 2015 and 2014, the Company paid Mr. Maddox $15,000 and zero, respectively.

During the three months ended March 31, 2015 and 2014, we incurred $24,000 and zero, respectively, in officers’ compensation due to one of our Directors and Officer, Mr. Paul DiFrancesco. As of March 31, 2015 and December 31, 2014, the balances of $9,000 and zero, respectively, were payable to Mr. DiFrancesco for his officers’ salary. During the three months ended March 31, 2015 and 2014, the Company paid Mr. DiFrancesco $15,000 and zero, respectively.

During the three months ended March 31, 2015 and 2014, we incurred $23,500 and $22,500, respectively, in general counsel services fees expense with Seabolt Law Group, a firm owned by our Director and General Counsel, Mr. Grant Seabolt. As of March 31, 2015 and December 31, 2014, the balances of $188,297 and $179,797, respectively, were payable to Seabolt Law Group for these services. During the three months ended March 31, 2015 and 2014, the Company paid Mr. Seabolt $15,000 and $15,000, respectively.

During three months ended March 31, 2015 and 2014, we incurred $65,749 and $148,598, respectively, in CFO, audit preparation, tax, and SEC compliance services fees expense with Miranda CFO Services, Inc. and Miranda & Associates, a Professional Accountancy Corporation, firms owned by our Chief Financial Officer, Mr. Robert J. Miranda. As of March 31, 2015 and December 31, 2014, the balances of $70,520 and $219,271, respectively, were payable to Miranda & Associates for these services.

During three month periods ended March 31, 2015 and 2014, we incurred $50,000 and $50,000, respectively, in officers’ salary due to the President of our wholly-owned subsidiary, STW Pipeline Maintenance & Construction, LLC. Mr. Adam Jennings. During the three month period ended March 31, 2014, we incurred with Mr. Adam Jennings a signing bonus comprised of 50,000 shares of the Company’s common stock valued at $21,000. As of March 31, 2015 and December 31, 2014, the balance of $21,000 and $121,000, was payable to Mr. Jennings for the value of signing bonuses due under his employment agreement. These stock awards are accrued as fees payable in common stock the awards are vested.

During three month periods ended March 31, 2015 and 2014, we incurred $50,000 and none, respectively, in officers’ salary due to the President of our wholly-owned subsidiary, STW Water Process and Technologies, LLC. Mr. Alan Murphy. In the second quarter of 2014, we incurred with Mr. Alan Murphy a signing bonus comprised of 333,333 shares of the Company’s common stock valued at $200,000. As of March 31, 2015 and December 31, 2014, the balance of $200,000 and $200,000, was payable to Mr. Murphy for the value of signing bonuses due under his employment agreement. These stock awards are accrued as fees payable in common stock the awards are vested.

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

For the three months ended March 31, 2015 and 2014, the Company incurred board of director fees of $112,500 and $168,750, respectively. During the three months ended March 31, 2015 and 2014, the Company issued 562,500 and zero shares of its common stock in payment of these fees, valued at $450,000 and zero. As of March 31, 2015 and December 31, 2014, the Company has accrued compensation due to its directors (both current and former) of $112,500 and $496,067, respectively.

Related Party Sales

During three months ended March 31, 2015 and 2014, the Company, had related party sales of $58,127 and $39,992, respectively. Related party sales are a combination of sales to three companies Black Pearl Energy, LLC, Dufrane Construction, and Dufrane Nuclear Shielding Inc.

As of March 31, 2015 and December 31, 2014, the Company has a related party note payable of $611,561 and $725,000, respectively, to Dufrane Nuclear, Inc. a company controlled by Mr. Joshua Brooks, the Company’s Former Chief Operating Officer. During the three months ended March 31, 2015 and 2014, the Company made payments on the note of $113,439 and zero, respectively, in principal.

As of March 31, 2015 and December 31, 2014, the Company has $777,096 of related party notes payables and $37,084 of related party payables, respectively, to Black Pearl Energy, LLC, a company controlled by the Company’s CEO, COO, and General Counsel. (See Black Pearl note payable)

Line of credit with Black Pearl Energy, LLC

On March 19, 2014, we entered into a Line of Credit Agreement (the "Credit Agreement") with Black Pearl Energy, LLC ("Black Pearl"), an entity controlled by Stan Weiner and Lee Maddox, the Company’s Chief Executive Officer and former Chief Operating Officer, respectively, and one of our directors: Grant Seabolt. Pursuant to the Credit Agreement, Black Pearl issued us a $2,000,000 line of credit, of which $1,054,944 has been advanced as of December 31, 2014. The credit was issued in the form of a promissory note (the "Note"). On February 26, 2015, the open balance of the credit line and accrued interest were converted into a note payable, described in the next paragraph, and the credit line was dissolved.

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

As of March 31, 2015 and December 31, 2014, the Company has a related party payable of $1,039,545 and $2,035,495, respectively to Crown Financial.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. However, as of March 31, 2015, no such shares are issued or outstanding and the Company does not currently have any plans to issue shares of such stock.

Common Stock

The Company has authorized 191,666,667 shares of common stock with a par value of $0.001. During the three months ended March 31, 2015, the Company issued common shares as follows:

Issued:

On January 15, 2015, the Company issued 62,500 shares of common stock to an investor, at a unit price of $1.56, in payment of interest on a short term loan for a value of $97,500 and an additional 170,000 shares of common stock, at a unit price of $1.40 to a consultant for services valued at $238,000.

On January 27, 2015, the Company issued 281,167 shares of common stock, at various unit prices, valued at $209,825 to 19 employees for signing bonuses and continued service to the company.

On January 28, 2015, the Company issued 158,335 shares of common stock, at various unit prices, to 7 investors valued at $225,128 in payment of interest on 7 short term loans.

In the first week of February 2015, the Company issued 378,334 shares of common stock, at various unit prices, valued at $344,100 to 4 employees pursuant to their employment contracts.

On February 3, 2015, the Company issued 15,385 shares of common stock, at a unit price of $0.65, to an accredited investor based on a unit offering at $0.65 per unit, increasing Capital of the Company by $10,000.

On February 3, 2015, the Company issued 100,000 shares of common stock, at a unit price of $0.68, to an accredited investor for $68,000 in loan origination fees.

On February 6, 2015, the Company issued 150,001 shares of fully vested common stock, at various unit prices, to 3 consultants valued at $119,500 in payment of services rendered in 2014, previously accrued, and the renewal of a 2015 contract.

On February 6, 2015, the Company issued 225,000 shares of common stock, at various unit prices, to 3 accredited investors for $187,000 in loan origination fees.

On February 17, 2015, the Company issued 100,000 shares of common stock, at a unit price of $0.81, to an accredited investor for $81,000 in loan origination fees.

On February 18, 2015, the Company issued 184,975 shares of common stock to an investment group, at a unit price of $0.65, valued at $120,233 for services rendered in procuring investors for the company.

On February 19, 2015, the Company issued 100,000 shares of common stock, at a unit price of $0.85, to an accredited investor for $85,000 in loan origination fees.

On February 23, 2015, the Company issued 562,500 shares of common stock to 6 directors, at a unit price of $0.80, valued at $450,000 for services rendered in prior year(s).

On February 24, 2015, the Company issued 100,000 shares of common stock, at a unit price of $0.65, to a consultant for services valued at $65,000.

On February 27, 2015, pursuant to the January 8, 2015 Board of Director’s Minutes, a total of 900,000 shares were issued by the Company to 1 employee and 2 consultants for services performed in 2014. They were issued at a unit price of $0.80 per common share at a value of $720,000.

As of March 31, 2015, the Company had the following securities outstanding which gives the holder the right to acquire the Company’s common stock outstanding:

Security	Number of Underlying Common Shares	Exercise Price $	Expire
Warrants associated with the 12% Convertible Notes	25,000.012		2015
Warrants associated with 2013 Revenue Participation Notes	180,872	1.20– 1.80	2015
Warrants issued to Crown Financial, LLC	666,667	1.20	2016
Warrants issued on $20,000 short term loan	33,333	1.20	2015
Warrants issued with 2013 Unit Share Offering	333,333	1.20	2015
Warrants issued with 2014 Unit Share Offerings	2,328,542	1.20– 1.50	2016
Warrants issued with 2014 Unit Share Offering	20,770	1.50	2017
Sub-total of Warrants outstanding	3,588,517
Common stock associated with the 12% Convertible Notes plus accrued interest	1,422,803	0.12	N/A
Common stock associated with Pipeline Convertible Revenue Participation notes	164,513	0.72	N/A
Common stock associated with 14% convertible notes plus accrued interest	6,036,040	0.48	N/A
Common stock associated with 2015 Transfer Agreements	2,141,827	0.65	N/A
Common stock associated with 2014 Unit Share Offerings	17,000	0.65	N/A
Common stock payable as fees	1,987,712	various	N/A
Total	15,358,412

Warrants

A summary of the Company’s warrant activity and related information during the three months ended March 31, 2015 follows:

	Number of Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,634,350	$1.27	1.18	$851,313
Issued	--	--	--
Exercised	--	--
Forfeited	--	--
Cancelled	--	--
Expired	(45,833)	0.22
Outstanding at March 31, 2015	3,588,517	$1.29	0.94	$792,563
Exercisable	3,588,517	$1.29	0.94	$792,563

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leased its office facilities under an operating lease that commenced on October 1, 2013 and expires on September 30, 2020. The lease calls for monthly payments of $9,750, plus payment by the Company of all operating expenses, insurance and taxes on the property. The Company has an option until September 30, 2016, to purchase the land and building for $825,500

During 2014, the Company entered into a capital lease of a modular office trailer. The lease contract calls for forty eight (48) monthly payments of $593 with a purchase option at the end of the lease. The Company determined the value of the capital lease to be $23,300 with an implicit interest rate in the lease of 10%. In July of 2014, the Company entered into a lease for a commercial ice machine with Executive Leasing, Inc. The lease contract calls for Thirty six (36) monthly payments of $505 with a purchase option at the end of the lease. The Company determined the value of the capital lease to be $14,854 with an implicit interest rate in the lease of 12%. As of March 31, 2015 and December 31, 2014, the principal balances on these capital leases totaled $32,862 and $23,300, respectively.

Future minimum lease payments under the capital lease and operating lease as of March 31, 2015, are as follows:

Years ending December 31:	Capital Lease	Operating Lease	Totals
2015	$9,882	$87,750	$97,632
2016	13,176	117,000	130,176
2017	8,960	117,000	125,960
2018		117,000	117,000
Thereafter	-	204,750	204,750
Total minimum lease payments	32,018	$643,500	$675,518
Less interest	1,580
Capital lease obligation	30,438
Less current portion	10,382
Long-term capital lease obligation	$20,056

Rental expense for all property, including equipment rentals cost of sales, and equipment operating leases during the three months ended March 31, 2015 and 2014, was $432,754 (which includes over $350,791 of equipment rental used on projects and reflected in cost of revenues) and $520,196, respectively. Related party rental expense during the three months ended March 31, 2015 and 2014, was zero and $58,698, respectively.

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

The initial royalty for the first year of the agreement is for $324,000, payable quarterly beginning with the calendar quarter starting July 1, 2014 as follows: Q3 2014 $60,000, Q4 2014 $60,000, Q1 2015 $100,000 and Q2 2015 $104,000. The Company also agreed to pay a continuing royalty of $240,000 per year for years 2-5, plus 3% of the invoice price of any products sold by the Company under the agreement. The Company also agreed to issue 66,667 shares of its common stock in consideration of this agreement. These stock awards are accrued as fees payable in common stock as the awards are vested and settled upon the issuance of the shares.

As of March 31, 2015, the minimum royalty obligation payable under this agreement is as follows:

Years ending December 31:	Minimum Royalty Obligation
2015	$224,000
2016	240,000
2017	240,000
2018	240,000
Thereafter	120,000

Total minimum royalty payments	1,064,000

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

Employment Agreements

The Company’s subsidiary, STW Pipeline Maintenance & Construction, LLC, has an employment agreement with Adam Jennings that expired on September 22, 2014, but is renewable by mutual consent of the Company and Mr. Jennings. The employment agreement for Mr. Jennings has been renewed.

Stanley T. Weiner is to be employed as Chairman and CEO for a three year term effective February 1, 2015. His base salary is $15,000 monthly ($180,000 annually) during the first year of employment, $22,000 monthly ($264,000 annually) during the second year of employment, and $29,000 monthly ($348,000 annually) during the third year of employment. He will be subject to an annual discretionary bonus up to 100% of his previous six month salary, and a signing bonus of 400,000 fully vested shares of the Company’s common stock. He will also be subject to quarterly bonuses equal to 50,000 shares of the Company’s common stock. He will also be subject to a twelve month severance award in the event of termination.

Paul DiFrancesco is to be employed as Head of Finance for a three year term effective February 1, 2015. His base salary is $12,000 monthly ($144,000 annually) during the first year of employment, $16,000 monthly ($192,000 annually) during the second year of employment, and $16,000 monthly ($192,000 annually) during the third year of employment. He will be subject to an annual discretionary bonus up to 100% of his previous six month salary, and a signing bonus of 300,000 fully vested shares of the Company’s common stock. He will also be subject to quarterly bonuses equal to 50,000 shares of the Company’s common stock. He will also be subject to a twelve month severance award in the event of termination.

Grant Seabolt is to be employed as General Counsel and Corporate Secretary for a three year term effective February 1, 2015. His base salary is $8,000 monthly ($96,000 annually) during the first year of employment, $9,500 monthly ($114,000 annually) during the second year of employment, and $9,500 monthly ($114,000 annually) during the third year of employment. He will be subject to an annual discretionary bonus up to 100% of his previous six month salary, and a signing bonus of 200,000 fully vested shares of the Company’s common stock. He will also be subject to quarterly bonuses equal to 25,000 shares of the Company’s common stock. He will also be subject to a twelve month severance award in the event of termination.

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

GE Ionics, Inc. Lawsuit. On May 22, 2013, GE filed a lawsuit against STW in the Supreme Court of the State of New York, County of New York, Index No. 651832/2013 (the “GE Lawsuit”). Although the lawsuit arises out of STW’s obligations to GE under its Settlement Agreement with GE (described more fully in Note 4, Notes Payable - GE Ionics Settlement Agreement), upon which STW owed GE $2.1 million plus interest, GE has elected to forgo suit on the settlement amount and sue STW for the original debt of $11,239,437, plus interest and attorneys’ fees (the “Original Debt”). As such, STW filed its Answer and asserted that it is entitled to and shall pursue all of its available legal and equitable defenses to the Original Debt, inasmuch as GE has, among other things, failed to discount the Original Debt sued upon by the amounts that it recovered through re-use and re-sale of the equipment it fabricated for STW. Management has not accrued the original amount of the debt because the probability of recovery is remote. The lawsuit is in the discovery phase of litigation.

Sichenzia and Ross Lawsuit. On June 13, 2014, Sichenzia Ross Friedman Ference LLP filed a lawsuit against the Company in the Supreme Court of New York, County of New York, Index No. 155843/2013, seeking $180,036 in legal fees and expenses from the Company. The legal fees and expenses related to Sichenzia Ross’ representation of the Company on SEC matters. The parties filed a stipulation with the Court on August 25, 2014, which extended the Company’s date to file an Answer to the lawsuit to September 22, 2014. On October 8, 2014, the Parties entered into a Settlement Agreement whereby the Company agreed to pay Sichenzia Ross $80,036.22 on or before November 28, 2014 or within three business days of the Company closing its current round of financing. The agreement to pay was secured by the Company providing Sichenzia Ross an “Affidavit of Judgment by Confession” in the amount of $80,036.22 to be filed only if the Company failed to pay the $80,036.22 by the due date, plus a five day cure period ending on December 03, 2014. On December 10, 2014, Sichenzia Ross filed the Judgement by Confession with the Court. This has been fully accrued for.

Bob J. Johnson & Associates Lawsuit. There has been one lawsuit filed on July 14, 2014 against the Company’s subsidiary, STW Water Process & Technologies, LLC (“STW Water”), Bob J. Johnson & Associates, Inc. (BJJA) v. Alan Murphy and STW Water & Process Technologies, LLC, Case No. CV50473 in the 238th District Court of Midland County, Texas (the “BJJA Lawsuit”). BJJA sought to enforce an allegedly enforceable covenant not to compete and a confidentiality agreement signed by Alan Murphy, STW Water’s recently hired President, who was a former vice president and employee of BJJA. On July 14, 2014, BJJA obtained a TRO against Alan Murphy, STW Water and those associated with the Defendants, which, by the Company’s ownership of STW Water, included the Company. The TRO temporarily prohibited the Company, STW Water and Alan Murphy from contacting two key customers of STW and STW Water, Pioneer Energy Resources and the City of St. Stockton, Texas. On July 28, 2014, the Court held a temporary injunction hearing, which resulted in the TRO being dissolved and the Court refusing to further enjoin STW, STW Water or Alan Murphy from competing with BJJA. The case is still on the docket; however, the Company, with the advice of Counsel, is confident that it will not go forward to a trial on the merits, thereby precluding any appreciable risk of a permanent injunction.

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

Water reclamation services

The Company plans to provide customized water reclamation services. STW’s core expertise is an understanding of water chemistry and its application to the analysis and remediation of complex water reclamation issues. STW provides a complete solution throughout all phases of a water reclamation project including supplies, analysis, design, evaluation, implementation and operations.

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

The accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). The following is a list of methodologies that we use for segment reporting that differ from our external reporting:

●	Liabilities including accounts payable, notes payable, and other liabilities are managed at the corporate level and not included in segment operations.
●	Interest expense and change in derivative liabilities are managed at the corporate level and not included in segment operations.

Segment Operations

	Three months ended March 31, 2015
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Revenues	$148,911	$2,530,490	$--	$2,679,401
Costs of revenues	145,526	1,734,739	--	1,880,265
Operating expenses	534,517	796,069	1,442,367	2,772,953
Other income (expense)	--	--	(945,808)	(945,808)
Segment income (loss)	$(531,132)	$(318)	$(2,388,175)	$(2,919,625)

	Three months ended March 31, 2014
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Revenues	$--	$3,600,779	$--	$3,600,779
Costs of revenues	--	3,181,242	--	3,181,242
Operating expenses	131,548	735,779	1,582,624	2,449,951
Other income (expense)	--	--	(424,329)	(424,329)
Segment income (loss)	$(131,548)	$(316,242)	$(2,006,953)	$(2,454,743)

Segment Assets

	March 31, 2015
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Current Assets	$2,207,139	$1,742,631	$103,223	$4,052,993
Fixed assets	490,230	488,525	72,203	1,050,958
Segment Assets	$2,697,369	$2,231,156	$175,426	$5,103,951

	December 31, 2014
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Current Assets	$1,710,793	$3,561,024	$247,665	$5,519,482
Fixed assets	496,243	524,219	76,178	1,096,640
Segment Assets	$2,207,036	$4,085,243	$323,843	$6,616,122

NOTE 10 – SUBSEQUENT EVENTS

Shares Issued

On May 14, 2015, the Company issued 341,667 shares of common stock to two consultants for value of $230,501.

On May 15, 2015, the Company issued 26,000 shares of common stock to two consultants for value of $18,610.

On May 18, 2015, Company issued 206,667 shares of common stock to two consultant for value of $155,000.

Financing Arrangements

On April 30, 2015, our wholly owned subsidiary, STW Water Process & Technologies, LLC (“STW Water”) entered into a work-in-process financing agreement with Crown Financial, LLC ("Crown"), pursuant to an Account Purchase Agreement and Guaranty (the “Account Purchase Agreement”), with the Company and the Company’s CEO, Stanley T. Weiner as guarantors for STW Water’s obligations.  The Account Purchase Agreement is secured through a Security Agreement between STW Water as Debtor and Crown as the Secured Party (the “Security Agreement”), by a security interest in (the “Collateral”) STW Water’s instruments, accounts, contracts and rights to the payment of money, all general intangibles and all equipment; the Security Agreement also includes a list of items that are specifically excluded from Collateral.

Crown has authorized up to a $5,000,000 credit limit to STW Water under the Account Purchase Agreement, all obligations of which are guaranteed by the Company and Mr. Weiner personally.  Neither the Company nor Stanley T. Weiner has received any compensation related to their serving as Guarantors of the Account Purchase Agreement.  The Account Purchase Agreement is not a securities transaction and no Company securities are issuable thereunder; therefore, the Account Purchase Agreement and transactions contemplated thereby will not have any dilutive effect on the Company’s outstanding shares of common stock.

 Under the terms of the Account Purchase Agreement, Crown may, at its sole discretion, accept certain of STW Water’s eligible large project contracts nominated by STW Water for the installation of reverse osmosis concentrates or desalination equipment with cities, water districts or other governmental entities. The Account Purchase Agreements is implemented as a form of purchase order financing for work invoiced by STW Water to its project customers for work yet to be performed by STW Water, and is not factoring of invoices for work already performed by STW Water.  Upon Crown’s acceptance of a nominated project contract that STW Water has invoiced its customer for a project with milestone payments due as the work progresses, Crown will advance to the Company 20% of the entire project contract invoice for project start-up costs.  Thereafter, STW Water submits work-in-process invoices from its vendors which Crown pays.  As STW Water’s customer makes milestone payments on each project contract, Crown is repaid its advances, interest due and fees, with the remainder being paid to STW Water.  Crown is entitled to deduct from the amounts paid to STW Water in connection with the accepted project contracts a Gross Contract Fee of 4% of the total amount to be billed by STW Water to its customer under the nominated/accepted project contract.  As a result of the Guaranty Agreement, Crown will generally have full recourse against STW Water, Mr. Weiner and the Company in the event of nonpayment of any such purchased account.  Crown has the discretion to require STW Water to repurchase any invoice related to an accepted contract which has not been fully paid within 95 days of original invoicing, plus STW Water will be obligated to pay Crown the Purchase Price of such uncollected project invoice plus interest at the maximum lawful interest rate per annum, minus any payments made on the project invoice.  The Company and Weiner are also guarantors of STW Water’s repurchase obligations.

The Account Purchase Agreement shall continue until terminated by either party upon 30 days written notice.  The Account Purchase Agreement contains covenants that are customary for agreements of this type and appoints Crown as attorney in fact for various activities associated with the purchased accounts receivable, including opening our mail, endorsing its name on related notes and payments, and filing liens against related third parties. The failure to satisfy covenants under the Account Purchase Agreement or the occurrence of other specified events that constitute an event of default could result in the acceleration of our repayment obligations or Crown enforcing its rights under the Security Agreement and taking possession of the collateral. The Account Purchase Agreement contains provisions relating to events of default that are customary for agreements of this type.

Original Issue Discount Bridge Note

On May 13, 2015, the Company issued a $385,000 original issue discount bridge note with an accredited investor.  The bridge note includes $35,000 of original issue discount which yielded a net of $350,000 proceeds to the Company.  The note bears interest at 5% to be paid at maturity, the note matures on June 13, 2015.  In connection with the note, the Company agreed to issue 500,000 shares of its common stock and warrants to purchase up to 500,000 shares of the Company’s common stock at $0.59 per share. In the event of default, the Company agreed to reserve 4,000,000 shares of its common stock that will be released if the default is not cured within a 15 day cure period.

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

Plan of Operations

Due to our recurring net losses and negative cash flows from operations and negative working capital, substantial doubt about our ability to continue as a going concern exists.

For the next twelve months, our current operating plan is focused on providing water reclamation services to oil and gas producers and other commercial ventures in Texas. Water reclamation services include treating brackish water for use in fracking operations, landscaping and other commercial applications and reclaiming produced water. During fiscal 2014 and the quarter ended March 31, 2015, we earned most of our revenue through our STW Pipeline Maintenance & Construction, LLC subsidiary and while we continue to benefit from our ownership of that entity, we shall continue to focus on successfully implementing our water reclamation services.

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

Three months ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Our revenue, operating expenses, and net loss from operations for the three month period ended March 31, 2015 as compared to the three month period ended March 31, 2014, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended March 31:			% Change Increase (Decrease)
	2015	2014	Change
Net revenues	$2,679,401	$3,600,779	$(921,378)	(25.6%)
Cost of revenues	1,880,265	3,181,242	(1,300,977)	(40.9%)
Gross Profit	799,136	419,537	379,599	90.5%
Operating expenses:
Research & development	6,125	95,490	(89,365)	(93.6%)
Sales and marketing	292,321	172,508	119,813	69.5%
General and administrative	2,428,825	2,129,269	299,556	14.1%
Depreciation	45,682	52,684	(7,002)	(13.3%)
Total operating expenses	2,772,953	2,449,951	323,002	13.2%

Loss from operations	(1,973,817)	(2,030,414)	56,597	2.8%

Interest expense	(1,219,588)	(437,602)	(781,986)	(178.7%)
Change in derivative liability	273,780	13,273	260,507	1962.7%
Share of net loss of subsidiary attributable to non-controlling interest	(81,033)	(41,569)	(39,464)	94.9%
Net Loss	$(2,838,592)	$(2,413,174)	$(425,418)	(17.6%)

Net Revenues: During the three months ended March 31, 2015, we realized $148,911 of revenues from our water reclamation business segment and $2,530,490 of revenues from our oil & gas services business segment, including $58,127 from a related party. During the three months ended March 31, 2014, we realized $3,600,779 of revenues from oil & gas services business segment, including $39,992 from a related party. The decrease in revenues between the quarter ended March 31, 2015 and 2014 is $921,378 or 25.6%. The decrease in revenues is due largely to reduced revenues from our Energy and Oilfield services business units due to a downturn in the sectors nationwide.

Cost of Revenues: Costs of revenues are comprised of labor, fringe benefits, equipment rental, and other costs of providing water reclamation and oil & gas services. Total costs of revenues for the three months ended March 31, 2015 were $1,880,265 as compared to $3,181,242 for the three months ended March 31, 2014, a decrease of $1,300,977 or 40.9%. The decrease in costs of revenue is attributable to the decreased revenues from our STW Energy and Oilfield Services business units as described above. Costs of revenues during the three months ended March 31, 2015 were 70% of revenues while costs of revenues for the three months ended March 31, 2014 were 88% of revenues.  The overall reduction of costs of revenues during the three months ended March 31, 2015, is attributable to decreased revenues combined with decreased costs of revenues as a percentage of revenues.

Gross Profit: During the three months ended March 31, 2015, we realized a gross profit of $799,136 while during the three months ended March 31, 2014, we realized a gross profit of $419,537, and increase in gross profit of $379,599 or 90.5%. The increase in gross profit is attributable to improved gross profit margins of 30% during the three months ended March 31, 2015 from a gross profit margin of 12% realized during the three months ended March 31, 2014. During the three months ended March 31, 2014, our combined gross profit margins on STW Energy and STW Oilfield services business units was 3% which brought our overall gross profit down to 12%. During the three months ended March 31, 2015, we have reduced our revenues from STW Energy and STW Oilfield services and eliminated these less profitable activities. During the three months ended March 31, 2015, we improved our labor efficiency in STW Pipeline by reducing redundant supervisory personnel and reducing our labor cost as a percentage of revenues. We also reduced our costs of equipment rentals and fuel costs through improved management of these resources.

Research and development expenses: During the three months ended March 31, 2015, we incurred $6,125 in research and development expenses while during the three months ended March 31, 2014 we incurred $95,490 of research and development expenses, a decrease of $89,365 or 93.6%. The research and development expenses are attributable to our water reclamation business segment that became operational during the latter part of 2014, thereby reducing the investment in research & development activities during the three months ended March 31, 2015.

Sales and marketing expenses: During the three months ended March 31, 2015, we incurred $292,321 of sales and marketing expenses while during the three months ended March 31, 2014, we incurred $172,508, an increase of $119,813 or 69.5%. The increase in sales and marketing expenses are attributable to the addition of sales staff during the three months ended March 31, 2015 and the applicable sales commission expenses.

General and Administrative Expense: General and administrative expenses increased by $299,556 or 14.1% to $2,428,825 for the three months ended March 31, 2015 from $2,129,269 for the three months ended March 31, 2014. Our general and administrative expenses for the three months ended March 31, 2015 consisted of board of director fees of $112,500, professional fees of $253,438, management fees of $156,594, salaries and wages of $1,221,226, consulting fees of $6,500, insurance of $102,307, and other general and administrative expenses (which includes expenses such as; Auto, Business Development, SEC Filing, Factoring, Investor Relations, General Office, Stock Compensation of $416,987, Travel, and Utilities) of $576,260, for a total of $2,428,825. Our general and administrative expenses for the three months ended March 31, 2014 consisted of board of director fees of $168,750, professional fees of $138,575, salaries and benefits of $262,667, consulting fees of $175,682, insurance of $45,942, penalties of $328,797, and other general and administrative expenses (which includes expenses such as; Auto, Business Development, SEC Filing, Factoring, Investor Relations, General Office, Stock Compensation of $423,683, Travel, and Utilities) of $661,006, for a total of $2,129,269.

The changes in general and administrative expenses between the three months ended March 31, 2015 compared to the three months ended March 31, 2014, are comprised of a decrease of $56,250 in board fees due to the departure of three board members, an increase in professional fees of $114,863, a decrease of $191,256 in management fees due to the departure of two senior management executives, an increase of $958,559 in salaries and wages, a decrease of $169,182 in consulting fees, an increase of $56,365 in insurance expense, a decrease of $328,797 in penalties, and a net decrease of $84,746 in other general and administrative expenses.

Interest Expense: Interest expense increased by $781,986 to $1,219,588 for the three month period ended March 31, 2015 from $437,602 for the three month period ended March 31, 2014. The increase is due primarily to $479,877 of financing costs from the Transfer Agreement convertible notes payable and interest on short term debt.

Change in derivative liability: During the three month period ended March 31, 2015, we recorded a $273,780 decrease in the fair value of the derivative liability from December 31, 2014. During the three month period ended March 31, 2014, we recorded a $13,273 decrease in the derivative liability from December 31, 2013, a net difference of $260,507 between the three months ended March 31, 2015 and 2014. The increase in the derivative liability during the three months ended March 31, 2015 is attributable to the effect of $1,108,030 of derivative liability associated with the conversion feature of our Transfer Agreement convertible notes payable, offset by the expiration of 41,667 of warrants and a decreased share values as of March 31, 2015 as compared to December 31, 2014. The decrease in the derivative liability during the three months ended March 31, 2014 is attributable to the reduction of the remaining term of outstanding warrants, the effect of conversion of $183,333 of convertible notes during the quarter, offset by an increase in the derivative liability due to the conversion feature on the JMJ convertible note payable.

Non-controlling interest in Net Loss: During the three months ended March 31, 2015 and 2014, we reported $81,033 and $41,569, respectively, as the non-controlling interest in the net loss of our STW Energy Services, LLC subsidiary. This non-controlling interest in the net loss represents of a 25% non-controlling interest in the net loss of STW Energy Services, LLC, and a subsidiary company.

Net Loss:  Net loss increased by $425,418, or 17.6%, to a net loss of $2,838,592 for the three month period ended March 31, 2015 from a net loss of $2,454,743 for the three month period ended March 31, 2014. This net loss reflects the decreased revenues with improved gross margin, less increased operating expenses, increased interest expense, and the change in derivative liability discussed above.

Liquidity, Capital Resources, and Management Plans

Our condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the consolidated financial statements, we incurred a net loss of $2,838,592 during the three months ended March 31, 2015, and losses are expected to continue in the near term. The accumulated deficit since inception is $41,950,763 at March 31, 2015. Refer to Note 7 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 4 and Note 7 in the condensed consolidated financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our oil & gas services and water reclamation services business units before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2015, we had no cash on hand and had a book overdraft of $123,629. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2015, the Company had no cash on hand; however, the Company raised an additional $385,000 via a note during the period April 1, 2015 through May 27, 2015, to sustain its operations. Management expects that the current funds on hand will not be sufficient to continue operations through December 31, 2015. Management is currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, and that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of March 31, 2015 as compared to December 31, 2014, were as follows:

	March 31, 2015	December 31, 2014
Cash	$--	$123,629
Total current assets	$4,052,993	$5,519,482
Total assets	$5,103,951	$6,616,122
Total current liabilities	$24,012,895	$24,678,864
Total liabilities	$25,891,325	$27,504,159

At March 31, 2015, we had a working capital deficit of $19,959,902 compared to a working capital deficit of $19,159,382 at December 31, 2014. Current liabilities decreased to $24,012,895 at March 31, 2015 from $24,775,985 at December 31, 2014, primarily as a result of accrued penalties and interest, delinquent payroll taxes and payment of board compensation.

Our operating activities used net cash of $1,001,228 for the three months ended March 31, 2015 compared to net cash used in operations of $743,567 for the three months ended March 31, 2014. The net cash used in operations for the three months ended March 31, 2015, reflects a net loss of $2,919,625, decreased by $1,157,186 in non-cash charges and by $761,210 net increase in the working capital accounts. The net cash used in operations for the three months ended March 31, 2014 reflects a net loss of $2,454,743, decreased by $276,507 in non-cash charges and by $1,434,669 net increase in the working capital accounts.

Our investing activities used cash of zero and $57,643 for the three months ended March 31, 2015 and March 31, 2014, respectively. Our investing activities for the three months ended March 31, 2014 are attributable to deposits and purchases of equipment, net of related equipment loans.

Our financing activities provided cash of $877,599 for the three months ended March 31, 2015, which is comprised of proceeds of $1,284,000 from notes payable, the repayment of $143,281 of notes payable, and debt issuance costs of $131,000. Our financing activities resulted in cash inflow of $1,099,710 for the three months ended March 31, 2014, which is represented by $50,084 of bank overdraft, the repayment of $60,698 of notes payable, proceeds from notes payable of $80,000, proceeds from the issuance of common stock of $62,500, reduction of stock subscriptions payable of $130,000, and a net decrease in related party accounts receivable of $837,824.

Credit Facility

On March 19, 2014, we entered into a Line of Credit Agreement (the "Credit Agreement") with Black Pearl Energy, LLC ("Black Pearl"), an entity controlled by Stan Weiner and Lee Maddox, the Company’s Chief Executive Officer and former Chief Operating Officer, respectively, and one of our directors: Grant Seabolt. Pursuant to the Credit Agreement, Black Pearl issued us a $2,000,000 line of credit, approximately $1,010,000 of which has already been advanced to us; the credit was issued in the form of a promissory note (the "Note"). We must pay back all advanced funds on or before August 1, 2014, although such date will be extended to September 30, 2014 if we do not receive gross proceeds of no less than $6,000,000 resulting from either or both of: (a) the consummation of one or more private placements of debt or equity securities, not including the funds received pursuant to the Credit Agreement; or (b) the filing of a registration statement on Form S-1 with the Securities and Exchange Commission (“ SEC ”) for a public offering of our securities. Interest accrues at 11% per annum. To further induce Black Pearl to issue us the line of credit, we agreed to issue them 250,000 restricted shares of our common stock (after which, Black Pearl will own 250,000 (1%) of our common stock) and a $25,000 transaction fee to be paid on the final closing date of the credit line. Subsequent to our fiscal year all of this debt was rolled into a related party note.

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2014, for disclosures regarding the Company's critical accounting policies and estimates, as well as updates further disclosed in our interim financial statements as described in this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of March 31, 2015, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item. Please refer to our Form 10-K filed with the SEC on April 3, 2015 under item 1.A Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has authorized 191,666,667 shares of common stock with a par value of $0.001.

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

Recent sales:

On January 15, 2015, the Company issued 62,500 shares of common stock to an investor, at a unit price of $1.56, in payment of interest on a short term loan for a value of $97,500 resulting in a reduction in expenses on settlement of $43,750 and an additional 170,000 shares of common stock, at a unit price of $1.40, resulting in a reduction in interest on settlement of $91,800, to a consultant for services valued at $238,000.

On January 27, 2015, the Company issued 281,167 shares of common stock, at various unit prices, valued at $209,825 to 19 employees for signing bonuses and continued service to the company.

On January 28, 2015, the Company issued 158,335 shares of common stock, at various unit prices, to 7 investors valued at $225,128 in payment of interest on 7 short term loans\.

In the first week of February 2015, the Company issued 378,334 shares of common stock, at various unit prices, valued at $344,100 to 4 employees pursuant to their employment contracts.

On February 3, 2015, the Company issued 15,385 shares of common stock, at a unit price of $0.65, to an accredited investor based on a unit offering at $0.65 per unit, increasing Capital of the Company by $10,000.

On February 3, 2015, the Company issued 100,000 shares of common stock, at a unit price of $0.68, to an accredited investor for $68,000 in loan origination fees.

On February 6, 2015, the Company issued 150,001 shares of fully vested common stock, at various unit prices, to 3 consultants valued at $119,500 in payment of services rendered in 2014 and the renewal of a 2015 contract.

On February 6, 2015, the Company issued 225,000 shares of common stock, at various unit prices, to 3 accredited investors for $187,000 in loan origination fees.

On February 17, 2015, the Company issued 100,000 shares of common stock, at a unit price of $.80, to an accredited investor for $80,000 in loan origination fees.

On February 18, 2015, the Company issued 184,975 shares of common stock to an investment group, at a unit price of $0.65, valued at $120,233 for services rendered in procuring investors for the company.

On February 19, 2015, the Company issued 100,000 shares of common stock, at a unit price of $0.85, to an accredited investor for $85,000 in loan origination fees.

On February 23, 2015, the Company issued 562,500 shares of common stock to 6 directors, at a unit price of $0.80, valued at $450,000 for services rendered in prior year(s).

On February 24, 2015, the Company issued 100,000 shares of common stock, at a unit price of $0.65, to a consultant for services valued at $65,000.

On February 27, 2015, pursuant to the January 8, 2015, Board of Director’s Minutes, a total of 900,000 shares were issued by the Company to 1 employee and 2 consultants for services performed in 2014. They were issued at a unit price of $0.80 per common share at a value of $720,000.

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

Item 5. Other Information

The “Recent Sales” included in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds are incorporated by references into this Item 5 of this Form 10-Q in lieu of reporting such transactions pursuant to Items 3.02 of Form 8-K during the period covered by this Report.

All of the transactions listed above were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(a)(2) of the Securities Act for sales not involving a public offering or Rule 506(b) of Regulation D promulgated by the SEC. The securities issued have not been registered under the Securities Act.

This Report shall not constitute an offer to sell or the solicitation of an offer to buy securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such securities contain a legend stating the same.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
2.1	Order Confirming the Second Amended Plan of Re-organization of Woozyfly, Inc. (4)
2.2	Agreement and Plan of Merger for proposed merger between Woozyfly, Inc. Merger Sub, and STW Resources, Inc. dated January 17, 2010 (3)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to the Articles of Incorporation (2)
3.3	Certificate of Amendment to the Articles of Incorporation – March 1, 2010 (5)
3.4	Articles of Merger between STW Acquisition, Inc. and STW Resources, Inc. (4)
3.5	Articles of Merger filed with the State of Nevada on March 3, 2010 (6)
4.1	Form of 12% Convertible Note dated August 31, 2010 (8)
4.2	Form of Warrant dated August 31, 2010 (8)
4.3	Form of Promissory Note dated August 31, 2010 (9)
4.4	Form of Warrant for December 2010 Financing (10)
4.5	Extension of Note, by and between STW Resources Holding Corp. and GE Ionics, Inc., dated October 28, 2011 (11)
4.6	Amended and Restated Note effective October 1, 2011 in favor of GE Ionics, Inc. (11)
4.7	Form of November 2011 Warrant (13)
4.8	Note Exchange Form of New Note (15)
4.9	Note Exchange Form of New Warrant (15)
4.10	Form of May 2012 Warrant (16)
10.1	Form of securities Purchase Agreement dated August 31, 2010 (6)
10.2	Form of Escrow Agreement by and between the Company, Viewpoint, and TD Bank, N.A. dated March 31, 2010 (8)
10.4	Form of Settlement Agreement by and between STW Resources Holding Corp and GE Ionics, Inc., dated August 31, 2010 (9)
10.5	Form of Subscription Agreement for December 2010 Financing (10)
10.6	Letter of Intent dated April 17, 2011 (12)
10.7	Amendments to Settlement Agreement dated October 30, 2011, by and between STW Resources Holding Corp. and GE Ionics, Inc. (11)
10.8	Form of November 2011 Subscription Agreement (13)
10.9	Note Exchange Cover Letter (15)
10.10	Note exchange Subscription Agreement Form (15)
10.11	Master Note Agreement with Revenue Participation Subscription Package (15)
10.12	Form of May 2012 Subscription Agreement (16)
10.13	Executive Long Term Agreement between the Company and Stanley Weiner (17)
10.14	Executive Long Term Agreement between the Company and Paul DiFrancesco as Head of Finance (17)
10.15	Executive Long Term Agreements between the Company and Grant Seabolt as General Counsel and Corporate Secretary (17)
16.1	Letter from Weaver & Martin LLC (7)
16.2	Letter from Weaver and Tidwell, LLP (14)
31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the Securities and Exchange Commission on September 26, 2006.
(2)	Incorporated by reference to the Registrant’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on September 4, 2008.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 26, 2010.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 19, 2010.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 2, 2010.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2010.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 5, 2010.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 16, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 22, 2010.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 10, 2010.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 3, 2011.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 26, 2011.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 23, 2011.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2012.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 10, 2012.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 11, 2012.
(17)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 3, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized

STW RESOURCES HOLDING CORP
(Registrant)

Date: May 27, 2015	By: /s/ Stanley T. Weiner
Stanley T. Weiner
President and Chief Executive Officer (Principal Executive Officer)

Date: May 27, 2015	By: /s/ Robert J. Miranda
Robert J. Miranda
Vice President and Chief Financial Officer (Principal Accounting Officer)