Form 10-Q
period 2015-06-30
STW RESOURCES HOLDING CORP.
filed 2015-10-06
CIK 1357838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of October 6, 2015, there were 35,844,548 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
STW Resources Holding Corp
Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current Assets
Cash	$28,030	$137,524
Accounts receivable, trade, net	2,592,932	3,493,918
Accounts receivable from related parties	--	7,980
Deferred project costs	1,994,245	480,000
Prepaid expenses and other current assets	447,639	329,475
Assets of discontinued operations	113,015	1,078,142
Total Current Assets	5,175,861	5,527,039
Long Term Assets
Property and equipment, net	997,628	1,203,082
TOTAL ASSETS	$6,173,489	$6,730,121
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Book overdraft	$609,611	$--
Accounts payable	2,960,629	3,467,690
Payable to related parties:
Black Pearl Energy, LLC	69,680	1,276,588
Crown Financial, LLC	1,592,252	2,034,810
Dufrane Nuclear, Inc.	80,732	--
Accrued compensation - officers	948,380	873,380
Current portion of notes payable, net of discounts, including $1,685,211and $1,077,235 payable to related parties, respectively	8,053,635	5,869,484
Sales and payroll taxes payable	2,013,354	2,197,768
Insurance premium finance contract payable	330,198	208,271
Accrued expenses and interest	2,246,567	1,727,734
Deferred revenue	2,196,313	680,000
Accrued compensation	436,875	495,934
Accrued board compensation	--	496,067
Fees payable in common stock	191,724	2,783,711
Stock subscriptions payable	117,000	27,000
Liabilities of discontinued operations	1,898,802	2,584,164
Derivative liability	283,161	802,340
Total Current Liabilities	24,028,913	25,524,941
Notes payable, net of discount and current portion, $540,919 and $623,159 payable to related parties, respectively	1.867,679	2,093,217
Total Liabilities	25,896,592	27,618,158
Commitments and contingencies (Note 9)
Stockholders' Deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	--	--
Common stock; $0.001 par value; 191,666,667shares authorized, 35,239,048 and 28,194,953 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	35,242	28,197
Additional paid in capital	24,099,362	18,383,411
Accumulated deficit	(43,508,853)	(39,112,171)
Total Stockholders' Deficit of STW Resources Holding Corp.	(19,374,249)	(20,700,563)
Non-controlling interest in subsidiary	(348,854)	(187,474)
Total Stockholders’ Deficit	(19,723,103)	(20,888,037)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,173,489	$6,730,121

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statements of Operations
For the three and six month periods ended June 30, 2015 and 2014 (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Water treatment services	$118,859	$10,051	$267,770	$10,051
Energy and construction services	2,468,601	3,045,588	4,517,743	5,157,913
Related parties services revenue	--	17,104	354	35,138
Net revenues	2,587,460	3,072,743	4,785,867	5,203,102

Cost of revenues	1,717,706	3,346,112	3,004,985	5,108,280
Gross Profit	869,754	(273,369)	1,780,882	94,822

Operating expenses
Research and development	1,310	56,465	7,435	151,955
Sales and marketing	39,547	144,335	265,860	215,816
General and administrative	2,031,969	2,655,612	4,292,420	4,535,110
Depreciation and amortization	41,420	9,951	71,308	21,543
Total operating expenses	2,114,246	2,866,363	4,637,023	4,924,424

Loss from operations	(1,244,492)	(3,139,732)	(2,856,141)	(4,829,602)

Interest expense, including related party interest of $38,318 and $54,164 for the three months ended June 30, 2015 and 2014, respectively, and $68,202 and $96,883 for the six months ended June 30, 2015 and 2014, respectively.	(1,418,157)	(462,188)	(2,595,741)	(861,616)
Change in derivative liability	1,353,429	(456,809)	1,627,209	(443,536)
Loss from continuing operations	$(1,309,220)	$(4,058,729)	$(3,824,673)	$(6,134,754)
(Loss) income from operations of discontinued entities	(329,217)	14,951	(733,389)	(363,767)
Net Loss	(1,638,437)	(4,043,778)	(4,558,062)	(6,498,521)
Share of net income (loss) of subsidiary attributable to non-controlling interest	(80,347)	10,641	(161,380)	(30,928)
Net Loss of STW Resources Holding Corp.	$(1,558,090)	$(4,054,419)	$(4,396,682)	$(6,467,593)

Loss per common share – basic and diluted	$(0.05)	$(0.17)	$(0.14)	$(0.29)
Weighted average shares outstanding - basic and diluted	32,151,614	23,611,937	31,090,024	22,094,923

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
For the six months ended June 30, 2015

	Common Stock $0.001 Par		Additional Paid In	Accumulated	Non- Controlling	Stockholders’
	Number	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2014	28,194,953	$28,197	$18,383,411	$(39,112,171)	$(187,474)	$(20,888,037)
Shares issued to employees from fees payable in common stock	2,192,834	2,194	1,748,732			1,750,926
Shares issued to consultants from fees payable in common stock	2,102,456	2,103	1,649,743			1,651,846
Shares issued as board of director fees	908,658	909	674,091			675,000
Shares issued for subscriptions stock payable	15,385	15	9,985			10,000
Shares issued upon conversion of notes payable and accrued interest	276,391	276	355,684			355,960
Shares issued in connection with the 2015 Transfer Agreements as origination fees	525,000	525	420,475			421,000
Shares issued for financing fees	500,000	500	279,500			280,000
Shares issued per Saltech & Black Pearl Energy Agreements	523,371	523	305,182			305,705
Value of warrants issued as debt issuance costs			272,559			272,559
Net loss for the period				(4,396,682)	(161,380)	(4,558,062)
Balance, June 30, 2015	35,239,048	$35,242	$24,099,362	$(43,508,853)	$(348,854)	$(19,723,103)

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six month periods ended June 30, 2015 and 2014

	Six Month Periods Ended June 30:
	2015	2014
Cash flows from operating activities – continuing operations
Net loss of STW Resources Holding Corp	$(3,824,673)	$(6,134,754)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	71,308	21,630
Change in fair value of derivative liability	(1,627,209)	443,536
Financing costs of notes payable	606,089	42,592
Change in fair value of debt instruments converted to equity	--	(272,980)
Amortization of discount and debt issuance costs	1,354,148	90,833
Share-based compensation	1,472,448	1,655,444
Changes in working capital:
(Increase) Decrease in accounts receivable	788,007	(652,609)
(Increase) Decrease in deferred project costs	(1,514,245)	--
(Increase) Decrease in prepaid expenses and other current assets	(118,200)	(593,133)
Increase (Decrease) in accounts payable	232,599	1,192,132
Increase (Decrease) in sales and payroll taxes payable	329,823	1,657,246
Increase (Decrease) in deferred revenue	1,516,313	--
Increase (Decrease) in accrued expenses and interest	542,905	871,573
Increase (Decrease) in accrued compensation	(45,896)	306,164
Increase (Decrease) in accrued board compensation	178,933	--
Net cash used in operating activities	(37,650)	(1,372,326)
Cash flows from investing activities – continuing operations
Purchase of equipment, net of equipment loans	(170,035)	(107,431)
Net cash used in investing activities	(170,035)	(107,431)
Cash flows from financing activities – continuing operations
Book overdraft	609,611	(8,211)
Stock subscriptions payable	100,000	540,000
Related party accounts receivables	7,980	12,471
Related party accounts payables, credit facilities, notes, and advances	(631,537)	1,156,036
Increase (Decrease) in insurance premium finance contract payable	121,927	526,462
Proceeds from notes payable	2,119,000	80,000
Principal payments of notes payable	(623,798)	(95,496)
Proceeds from issuance of common stock	--	122,500
Debt issuance costs	(131,000)	--
Net cash provided by financing activities – continuing operations	1,572,183	2,333,762
Net increase in cash – continuing operations	1,364,498	854,005
Cash flows from operating activities – discontinued operations
Net loss	$(733,389)	$(363,767)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of discontinued entities	18,681	94,857
Loss on disposition of property and equipment of discontinued entities	114,809	--
Change in working capital:
(Increase) Decrease in assets of discontinued operations	1,184,582	(1,585,872)
Increase (Decrease) in liabilities of discontinued operations held for sale	(2,005,981)	1,660,622
Net cash used in operating activities - discountinued operations	(1,421,298)	(194,160)
Cash flows from investing activities – discontinued operations
Cash flows from financing activities – discontinued operations
Principal payments of notes payable of discontinued operations	(52,694)	--
Net cash provided by financing activities – discontinued operations	(52,694)	--
Net increase in cash – discontinued operations	(1,473,992)	(194,160)
Net increase (decrease) in cash	(109,494)	659,845
Cash at beginning of period	137,524	4,699
Cash at end of period	$28,030	$664,544

 (Continued)

STW Resources Holding Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six month periods ended June 30, 2015 and 2014

Supplemental cash flow information:
Cash paid for interest	$84,708	$12,679
Cash paid for income taxes	$--	$--

Non-cash investing and financing activities:
Shares issued from common stock subscriptions payable	$10,000	$150,000
Value of shares issued to employees as compensation	$1,750,926	$301,625
Value of shares issued to consultants	$1,651,846	$352,175
Value of shares issued as board fees	$675,000	$558,157
Value of shares issued in connection with extension of notes payable	$--	$67,354
Value of shares issued in payment of accrued PIK interest	$--	$510,769
Value of shares issued upon conversion of notes payable and accrued interest	$355,960	$1,588,074
Shares issued for 2015 Transfer Agreement origination fees	$421,000	$--
Shares issued for Financing Fees	$280,000	$--
Value of shares issued as charitable contributions	$--	$110,000
Shares issued per Salttech & Black Pearl Energy Agreements	$305,705	$--
Value of warrants issued as debt issuance costs	$272,559	$--
Value of conversion feature of JMJ convertible note payable	$--	$50,000
Value of derivative associated with convertible note payable	$--	$715,981

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Notes to Condensed Consolidated Financial Statements (Unaudited)
Six Month Periods Ended June 30, 2015 and 2014

NOTE 1 – NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements of STW Resources Holding Corp and its subsidiaries (“STW,” “we,” “us, “our” and “our Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2015, or for any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K for such year as filed on April 3, 2015. During the six months ended June 30, 2015, the Company decided to shut down the operations of its Energy and Oilfield businesses. Accordingly, some information included in our form 10-K may not be comparable to the information included in this form 10-Q. The December 31, 2014 condensed consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for such year as filed on April 3, 2015, see Reclassifications below.

History of the Company

STW Resources Holding Corp, is a corporation formed to utilize state of the art water reclamation technologies to reclaim fresh water from highly contaminated oil and gas hydraulic fracture flow-back salt water that is produced in conjunction with the production of oil and gas. STW has been working to establish contracts with oil and gas operators for the deployment of multiple water reclamation systems throughout Texas, Arkansas, Louisiana and the Appalachian Basin of Pennsylvania and West Virginia. STW, in conjunction with energy producers, operators, various state agencies and legislators, is working to create an efficient and economical solution to this complex problem. The Company is also evaluating the deployment of water processing technologies in the municipal wastewater and potable water industry. The Company is also involved in the desalination of brackish water and seawater for industrial and municipal use.

The Company’s operations are located in the United States of America and the principal executive offices are located at 3424 South County Road 1192, Midland, Texas 79706.

Consolidation policy

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015, include the accounts of the STW Resources Holding Corp and its wholly owned subsidiaries: STW Water Process & Technologies LLC and STW Pipeline Maintenance & Construction, LLC. The condensed consolidated financial statements for the three and six months ended  June 30, 2014, include STW Resources Holding Corp and STW Pipeline Maintenance & Construction, LLC as STW Water Process & Technologies, LLC was not established prior to the quarterly period ended June 30, 2014. All significant intercompany transactions and balances have been eliminated in consolidation.

STW Oilfield Construction LLC and the Company’s 75% owned subsidiary STW Energy, LLC have been reported as discontinued operations.

The Company also consolidates any variable interest entities (VIEs), of which it is the primary beneficiary, as defined. The Company does not have any VIEs that need to be consolidated at this time. When the Company does not have a controlling interest in an entity, but exerts a significant influence over the entity, the Company would apply the equity method of accounting.

Reclassifications

Certain reclassifications were made to the prior period condensed consolidated financial statements to conform to the current period presentation. There was no change to the previously reported net loss. Additionally, the financial statements for June 30, 2014, December 31, 2014, and March 31, 2015 have been revised for the discontinued operations (See Note 8).

Non-Controlling interest

On June 25, 2013, the Company invested in a limited liability company (“LLC”) by obtaining a 75% interest in STW Energy Services, LLC (“STW Energy”). The non-controlling interest in STW Energy is held by Crown Financial, LLC, a Texas Limited Liability Company (“Crown” or “Crown Financial”). As of December 31, 2014, $2,500 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in STW Energy, with a cumulative net loss attributable to non-controlling interests of $187,474 for the year ended December 31, 2014. During the three and six month period ended June 30, 2015, a net loss attributable to the non-controlling interest of $80,347 and $161,380, respectively, was incurred. As of June 30, 2015, the net deficit interest in the subsidiary held by the non-controlling interest is $348,854.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $43,508,853 as of June 30, 2015, and as of that date was delinquent in payment of $2,013,354 of sales and payroll taxes. As of June 30, 2015, $5,546,655 of notes payable were in default. Since its inception in January 2008 through December 31, 2014, management had raised equity and debt financing of approximately $21,000,000 to fund operations and provide working capital. The cash resources of the Company are insufficient to meet its planned business objectives without additional financing. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing; (b) executing contracts with oil and gas operators and municipal utility districts; and (c) controlling overhead and expenses.

There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing. There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if any at all.

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

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts consists primarily of receivables from oil & gas services fees. Management determines the allowance for doubtful accounts based on historical losses and current economic conditions. On a continuing basis, management analyzes delinquent receivables, and once these receivables are determined to be uncollectible, they are written off either against an existing allowance account or as a direct charge to the condensed consolidated statement of operations. As of June 30, 2015 and December 31, 2014, the allowances for doubtful accounts were zero and $6,773, respectively.

Loan Discounts

The Company amortizes loan discounts over the term of the loan using the effective interest method.

Concentration of Credit Risk

A financial instrument that potentially subjects the Company to concentration of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner per institution. At June 30, 2015, there were no account balances per institution that would have exceeded the $250,000 insurance limit.

The Company anticipates entering into long-term fixed-price contracts for its services with select oil and gas producers and municipal utilities. The Company will control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures.

As of June 30, 2015, three vendors accounted for 18%, 12% and 11% of total accounts payable. During the three months ended June 30, 2015, three vendors accounted for 58%, 15%, and 8% of total purchases. During the six months ended June 30, 2015, three vendors accounted for 63%, 18%, and 8% of total purchases. As of December 31, 2014, three vendors accounted for 20% of total accounts payable. During the year ended December 31, 2014, two vendors accounted for 69% of total purchases.

As of June 30, 2015, three customers accounted for 34%, 33% and 13% of accounts receivable. During the three months ended June 30, 2015, three customers accounted for 75%, 12% and 7% of net revenues. During the six months ended June 30, 2015, three customers accounted for 74%, 8% and 8% of net revenues. As of December 31, 2014, three customers accounted for 43%, 11% and 3% of accounts receivable. During the year ended December 31, 2014, three customers accounted for 39%, 11% and 7% of total revenues.

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

The following table presents certain financial instruments measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2015 and December 31, 2014.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability at June 30, 2015	$--	$--	$283,161	$283,161
Fair value of Derivative Liability at December 31, 2014	$--	$--	$802,340	$802,340

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

The Company had no such asset impairments during the six months ending June 30, 2015 or 2014. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services under development will continue. Either of these could result in future impairment of long-lived assets.

Revenue Recognition

During the year ended December 31, 2014, the Company entered into Master Services Agreements (“MSA”) with several major oil & gas companies. These MSAs authorize the Company to provide a range of oil & gas support services including oilfield site construction and maintenance, pipeline maintenance, oil rig cleaning, site preparation, energy support services, and other oil & gas support services. The Company bills these customers pursuant to purchase orders issued under the MSAs. The revenues billed include hourly labor fees and equipment usage fees. The Company recognized revenues from these contracts as the services are performed under the customer purchase orders and no further performance obligations exist, generally in the form of a customer approval. During the three and six months ended June 30, 2015, the Company recognized $2,468,601and $4,518,097, respectively of revenues from these services contracts, which included zero and $354, respectively of revenues from related parties. During the three and six months ending June 30, 2014, the Company realized revenue of $3,062,692 and $5,193,052, respectively from services contracts, which included $17,104 and $35,138, respectively of the service revenue was from related parties.

Business Segments

The Company has three reportable segments, (1) water reclamation services, (2) oil & gas services and (3) corporate operations. Segment information is reported in Note 10.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at June 30, 2015 and December 31, 2014, respectively.

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

At June 30, 2015 and December 31, 2014, the Company had no grants of employee common stock options or warrants outstanding.

Loss per Share

The basic net loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted net loss per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive shares arising from debt or equity instruments. Diluted net loss per share is the same as basic net loss per share due to the lack of dilutive items. As of June 30, 2015 and December 31, 2014, the Company had 14,036,978 and 14,442,977 shares issuable upon conversion or exercise, respectively, which have been excluded as their effect is anti-dilutive.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized on the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Furniture	3 years
Tools, equipment, and vehicles	3-5 years
Leasehold improvements	remaining life of lease

Stock Subscriptions Payable

The initial balance of stock subscriptions payable as of December 31, 2014, was $27,000 representing 41,539 shares to be issued. During the three and six months ended June 30, 2015, zero and $10,000, respectively of these stock subscriptions payable were issued representing zero and 15,385, respectively shares of common stock. The remaining balance of stock subscriptions payable as of June 30, 2015, is $117,000 representing 126,154 shares to be issued.

Fees Payable in Common Stock

During the three and six months ended June 30, 2015, the Company agreed to issue a net of 1,663,334 and 2,676,596 shares, respectively, valued at $991,801 and $1,826,450 in payment of performance bonuses, employment signing bonuses, consulting fees, and interest. During the three and six months ended June 30, 2015, the Company issued an aggregate of 3,209,740 and 5,595,052 shares, respectively, of its common stock, valued at $2,196,150 and $4,335,434, respectively, in payment of performance bonuses, employment signing bonuses, consulting fees, and interest which left a remaining balance in fees payable in common stock of $191,724, or 391,306 shares.

Recently Issued Accounting Standards

Recent accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Office furniture and equipment	$29,467	$29,467
Tools and yard equipment	673,942	621,995
Vehicles and construction equipment	477,187	635,220
Facilities and leasehold improvements	15,933	15,933
Total, cost	1,196,529	1,302,615
Accumulated Depreciation and Amortization	(198,901)	(99,533)
Property and equipment, net	$997,628	$1,203,082

Depreciation and amortization expense for the three and six month periods ended June 30, 2015 were $41,420 and $71,308, respectively. Depreciation and amortization expense for both the three and six month periods ended June 30, 2014 were $9,951 and $21,543, respectively.

NOTE 3 – RECEIVABLE FROM FACTOR, NET OF UNAPPLIED CUSTOMER CREDITS

Accounts Purchase Agreement – Crown Financial, LLC

On June 21, 2013, STW Energy entered into an Accounts Purchase Agreement (the “Accounts Purchase Agreement”) with Crown Financial, LLC (“Crown Financial”) under the Texas Finance Code, pursuant to which Crown Financial might, at its sole discretion, purchase certain of the STW Energy’s eligible accounts receivable. Upon any acquisition of an account receivable, Crown would advance to STW Energy up to 80% of the face amount of the account receivable; provided however, that based upon when each invoice gets paid, Crown should pay STW Energy on the related invoice less fess and prior advances. Each account receivable purchased by Crown would be subject to a discount fee of 1.5% of the gross face amount of such purchased account for each 30 day period (or part thereof) the purchased account remains unpaid. Crown would generally have full recourse against STW Energy in the event of nonpayment of any such purchased account.

The Accounts Purchase Agreement contains covenants that are customary for agreements of this type and appoints Crown as attorney in fact for various activities associated with the purchased accounts receivable, including opening STW Energy’s mail, endorsing its name on related notes and payments, and filing liens against related third parties. The failure to satisfy covenants under the Accounts Purchase Agreement or the occurrence of other specified events that constitute an event of default could result in the acceleration of the repayment obligations of the Company or Crown enforcing its rights under the Security Agreement and take possession of the collateral. The Accounts Purchase Agreement contains provisions relating to events of default that are customary for agreements of this type. As of the date of this report there were no accounts in default.

The Accounts Purchase Agreement shall remain valid until terminated by either party upon 30 days written notice. The Accounts Purchase Agreement is secured by a security interest in substantially all of STW Energy’s assets pursuant to the terms of a Security Agreement. As of June 30, 2015 and December 31, 2014, respectively, there were no accounts receivables subject to recourse due to nonpayment of the purchased accounts.

NOTE 4 – NOTES PAYABLE

The Company’s notes payable at June 30, 2015 and December 31, 2014, consisted of the following:

	June 30,	December 31,
Name	2015	2014

14% convertible notes	$2,296,342	$2,296,342
12% convertible notes	100,000	100,000
2015 transfer agreements	1,375,000	--
GE Ionics note	2,100,000	2,100,000
Deferred compensation notes	279,095	279,095
Revenue participation notes	2,371,500	2,337,500
Crown Financial note	620,459	702,698
Black Pearl note payable	777,096	--
Dufrane note payable	555,879	725,000
Other short-term debt	55,000	55,000
2015 Q2 short term financing	486,000	--
Discontinued operations L/T debt	--	(752,441)
Equipment finance contracts	48,168	110,000
Capital lease obligations	25,388	30,437
Total notes payable	11,089,927	7,983,631
Less: current portion	(9,222,248)	(5,890,414)
Net long term portion notes payable	$1,867,679	$2,093,217

Current portion notes payable	$9,222,248	$5,890,414
Less items as follows:
Unamortized loan discounts and loan fees	568,337	20,930
Discontinued operations	600,276	--
Total current portion of notes payable, net of discounts	$8,053,635	$5,869,484

14% Convertible Notes

As of June 30, 2015 and December 31, 2014, the aggregate principal balances of the 14% convertible notes are $2,296,342 and $2,296,342, respectively. During the six month period ended June 30, 2015, the Company had no activity on these notes. As of June 30, 2015, the total of outstanding 14% convertible notes was $2,296,342 of which $2,264,800 matured on or before June 30, 2015 and were in default, however, as of October 6, 2015, none of the note holders have declared the notes in default. During the six month period ended June 30, 2014, the Company converted principal and accrued interest of $973,869 in exchange for 1,628,335 shares of the Company’s common stock. The value of the stock issued was $781,337 resulting in additional interest expense of $192,532 upon the conversion of convertible debt. During the three month period ended June 30, 2014, the Company converted principal and accrued interest of $741,912 in exchange for 1,545,650 shares of the Company’s common stock. The value of the stock issued was $927,390 resulting in additional interest expense of $185,478 upon the conversion of convertible debt. At June 30, 2014, the total of outstanding 14% convertible notes was $2,326,517 of which $294,752 matured on November 30, 2013 and was in default; however, none of the note holders had declared the notes in default. During the six month period ended June 30, 2013, the Company converted principal of $25,000. The Company did not convert any principal or accrued interest of the 14% convertible notes during the three months ending June 30, 2013.

As of June 30, 2015 and December 31, 2014, $171,892 of the 14% convertible notes is payable to related parties.

12% Convertible Notes

Between April 2009 and November 2010, the Company issued a series of 12% convertible notes payable to accredited investors that matured on November 30, 2011 and are currently in default. At June 30, 2015, the remaining balance was $100,000. In connection with the issuance of the 12% convertible notes, the Company also issued 273,583 warrants to purchase common stock at an exercise price of $0.12 per share that expire at various dates through 2015. The 12% convertible notes are convertible into 1,454,053 shares of the Company’s common stock.

During the three and six months ended June 30, 2015, the Company has had no activity on the 12% convertible notes. The notes are currently in default, however, as of October 6, 2015, 2015, the note holders have not declared the notes in default. During the three and six months ended June 30, 2014, the Company had no activity and issued 1,137,417 shares of its common stock valued at $614,205 in payment of $225,000 of principal and $116,225 of accrued interest (total of $341,225), respectively. The conversion of these notes payable and accrued interest for common stock resulted in a non-cash charge of $272,980 to the derivative liability upon the conversion of convertible debt.

Other Short-Term Debt

On January 1, 2014, the Company issued a $30,000 short term note to an investor, MKM Capital. The note bears interest at 8% and matured on January 1, 2015. The balance of the note payable as of June 30, 2015 and December 31, 2014, was $30,000. It is currently in default, however, as of October 6, 2015, MKM capital has not declared the note in default.

In September 2014, the Company entered into short term loan agreements with seven accredited investors for short term notes of $145,000 to be used to sustain daily operating activities. The notes matured in October 2014 with a 5% transaction fee at maturity and the lenders were entitled to receive 18% interest if the notes were not paid at maturity. As additional consideration for the loan, the Company agreed to issue the lenders an aggregate of 171,667 shares of common stock. These shares were included in the "Fees Payable in Common Stock" and were expensed as interest in the current period. As of June 30, 2015 and December 31, 2014, all but $25,000 of the delinquent loans had been repaid, but as of October 6, 2015, the remaining lender has not declared a default on the payment of his note.

GE Ionics

On August 31, 2010, the Company entered into a Settlement Agreement with GE Ionics (“GE”) relating to a $2,100,000 note payable that was amended on October 30, 2011 (“GE Note”). On May 7, 2012, GE informed the Company that the Company had failed to make any required installment payment that was due and payable under the GE Note and that the Company’s failure to make any such installment payment(s) constituted an event of default under the GE Note. Pursuant to the terms of the GE Note, upon the occurrence of an event of default for any reason whatsoever, GE shall, among other things, have the right to (a) cure such defaults, with the result that all costs and expenses incurred or paid by GE in effecting such cure shall bear interest at the highest rate permitted by law, and shall be payable upon demand; and (b) accelerate the maturity of the GE Note and demand the immediate payment thereof, without presentment, demand, protest or other notice of any kind. Upon an event of default under the GE Note, GE shall be entitled to, among other things (i) the principal amount of the GE Note along with any interest accrued but unpaid thereon and (ii) any and all expenses (including attorney’s fees and expenses) incurred in connection with the collection and enforcement of any rights under the GE Note.

Under the terms of the GE note, interest at the rate of WSJ prime plus 2% is due on the note, upon default, interest is due at the maximum legal rate which is 10% in the state of Texas. The note matured on September 1, 2013, and is in default. Interest on the note through December 31, 2014, has been accrued pursuant to the terms of the note through May 6, 2012, interest upon default on May 7, 2012, has been accrued at the maximum default rate in the state of Texas which is 10%.

As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the GE Note.

On May 22, 2013, GE Ionics, Inc. ("GE") filed a lawsuit against STW in the Supreme Court of the State of New York, County of New York, Index No. 651832/2013 (the "GE Lawsuit"). Although the lawsuit arises out of STW's obligations to GE under its Settlement Agreement with GE entered into on August 31, 2010, upon which STW owed GE $2.1 million plus interest. GE elected to forgo suit on the settlement amount and sued STW for the original debt of $11,239,437, plus interest and attorneys' fees (the "Original Debt"). STW filed its Answer asserting that it is entitled to and shall pursue all of its available legal and equitable defenses to the Original Debt, inasmuch as GE had, among other things, failed to discount the Original Debt sued upon by the amounts that it recovered through re-use and re-sale of the equipment it fabricated for STW. Management has not accrued the original amount of the debt because the probability of recovery is remote. The lawsuit is currently in the discovery phase of litigation and the parties are exploring settlement. (See Note 9)

Deferred Compensation Notes

As of June 30, 2015, and December 31, 2014, the Company had a balance of $279,095 and $279,095 payable under deferred compensation, non-interest bearing, notes to its former Chief Executive Officer and its in house counsel. The notes matured on December 31, 2012, and the notes are in default, however, as of October 6, 2015, none of the note holders have declared the notes in default.

Revenue Participation Notes

As of June 30, 2015 and December 31, 2014, the Company had an outstanding balance of $2,371,500 and $2,337,500, respectively, of Revenue Participation Notes comprised as follows:

	June 30,	December 31,
Name	2015	2014
2012 Revenue Participation Notes	$165,000	$165,000
2013 Revenue Participation Notes - STW Resources Salt Water Remediation	302,500	302,500
2013 Revenue Participation Notes - STW Energy	182,000	182,000
2013 Convertible Revenue Participation Notes - STW Pipeline	115,000	115,000
2014 Revenue Participation Notes, Upton Project – STW Water	1,607,000	1,573,000
Total revenue participation notes	$2,371,500	$2,337,500

These notes are more fully described in the notes to the consolidated financial statements for the year ended December 31, 2014, which were included in the Company’s Annual Report on Form 10-K as filed with the SEC on April 3, 2015.

2014 Revenue Participation Notes – STW Resources Upton Project

On September 30, 2014, the Company issued its first note for the new Upton Project. The financing is a senior secured master note (“Master Note”) with a 15% coupon and a maturity of 18 months. According to the terms of the Master Note, the Company should pay interest only in the first three months of the issuance, and commencing on the fourth month of the issuance, the Company should pay equal monthly payment of principal and accrued interest through the maturity date of the Master Note with revenue participation interest. Additionally, the Master Note carries 5% royalty to be distributed based on pro rata ownership by investors in the Master Note. Payments for principal and interest will come solely from the revenue participation fees from water processing contracts related to brackish water. This Agreement, including but not limited to the revenue sharing arrangement, is applicable to the brackish water processing facility being built with the proceeds of the Master Note. As of June 30, 2015, the total principal amount of this financing was $1,607,000. At June 30, 2015, $502,760 of the principal payments was in default. As of the date of this Report, the investors have not declared a default on the payment of the Master Note.

Note payable to Crown Financial, LLC, a related party

On June 26, 2013, STW Energy Services, LLC entered into a loan agreement with Crown Financial, LLC for a $1.0 million loan facility to purchase machinery and equipment for STW Energy Services. Crown Financial, LLC is a related party in that it holds a 25% non-controlling interest in our subsidiary: STW Energy Services, LLC. The note matures on June 25, 2016, and bears interest at 15%. Commencing November 1, 2013, monthly principal and interest payments are due on the note over a thirty-three month period. The note is secured by all assets of STW Energy Services. LLC. As of June 30, 2015 and December 31, 2014, the Company had drawn down $620,458 and $702,697, respectively, of this loan facility. This loan is part of the discontinued operations.

Black Pearl Energy, LLC, a related party

On March 19, 2014, we entered into a Line of Credit Agreement (the "Credit Agreement") with Black Pearl Energy, LLC ("Black Pearl"), an entity controlled by the Company’s CEO, Stan Weiner, former COO, Lee Maddox, and one of our directors and General Counsel, Grant Seabolt. Pursuant to the Credit Agreement, Black Pearl issued us a $2,000,000 line of credit, of which $1,054,944 had been advanced as of December 31, 2014. The credit was issued in the form of a promissory note (the "Note"). On February 26, 2015, the open balance of the credit line and accrued interest were converted into a note payable, described in more details in the Black Pearl note payable herein below, and the credit line was dissolved.

On February 26, 2015, the Company negotiated an extension on the note payable to Black Pearl for the outstanding balance of $1,079,944 plus $105,363 of accrued interest under the Credit Agreement. The note is to be paid on a monthly basis of $12,000 per month for 48 months and the rest of the payment will become due in February 2019. On March 5, 2015, the note was revised to consolidate the receivables and the payable and reduced the principal and accrued interest to approximately $805,863 and $67,000, respectively. Additionally, we would issue 75,000 shares of common stock to Black Pearl to cure the default and 131,704 shares of common stock in consideration of the extension. These stock awards were accrued as fees payable in common stock when the awards were vested.

As of June 30, 2015 and December 31, 2014, the Company had $777,096 of related party notes payables and zero, respectively, to Black Pearl.

Dufrane Nuclear, Inc. , a related party

As of June 30, 2015 and December 31, 2014, the Company has a related party note payable of $555,879 and $725,000, respectively, to Dufrane Nuclear, Inc. a company controlled by Mr. Joshua Brooks, the Company’s Former Chief Operating Officer. During the six months ended June 30, 2015 and 2014, the Company made payments on the note of $169,121 and zero, respectively, in principal.

2015 Transfer Agreement Convertible Notes Payable

During the six months ended June 30, 2015, the Company issued $1,375,000 of convertible transfer agreements to four (4) accredited investors. The transfer agreements bear interest at 5% and mature at various dates through October 17, 2015. The transfer agreements are convertible, including accrued interest, into 2,141,827 shares at a conversion price of $0.65 per share. In the event of default, the transfer agreements are convertible at a price equal to the lower of (a) $0.65 or (b) 60% multiplied by the lowest closing trade price of the common shares for the ten (10) trading days immediately prior to the applicable conversion date.

The conversion feature of the 2015 transfer agreements meet the definition of a derivative due to the reset provision to occur upon the issuance of equity based instruments at below $0.65 per share or upon default of the notes and is accounted for as a derivative liability. The Company has determined the value of the conversion feature upon default of this note using the Black-Scholes pricing model to be $1,108,030 as of the date of issuance, of which $479,877 was recorded as a financing cost in the condensed consolidated statement of operations and $628,153 was recorded as a loan discount. In connection with these transfer agreements, the Company issued 525,000 shares of its common stock to the investors valued at $470,500. The Company also incurred third party loan fees of $151,347 on these notes. The value of the conversion feature of $628,153 and $746,847 will be amortized as interest expense over the term of the note under the straight line method, which we believe approximates the effective interest method due to their short term nature. The effective interest rate of these transfer agreements was determined to be 102.5%.

2015  Short Term Financing

In the second quarter of 2015, the Company obtained short term loans from three qualified investors totaling $450,000. As part of the short term loans, one investor was given a discount on two notes totaling $73,500 and awarded 650,000 shares of common stock at various prices valued at $340,000 plus 4,000,000 shares, to be issued only in the event of a default, valued at $1,600,000. Another investor was awarded 100,000 shares of common stock at various prices valued at $80,000 plus 500,000 warrants at an exercise price of $0.59 per share.  These costs in excess of the stated value were written off as current expenses due to the short term nature of the loans and others were deferred and will be expensed over the life of the short term loans as interest expense.

For the six months ended June 30, 2015 and 2014, interest expense on all notes payable (including related parties in Note 6) described above was $2,595,741 and $861,616, respectively, which included $1,354,148 and $58,328, respectively, of amortization of debt discount and debt issuance costs.

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

During the first quarter of 2015, the Company computed a historical volatility of 315% using daily pricing observations for recent periods. We applied a historical volatility rate of 315% during the period ended June 30, 2015, and future periods, since the Company exited its development stage and commenced commercial operations. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these embedded conversion features.

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

The following table presents our warrants and embedded conversion options which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of June 30, 2015 and December 31, 2014:

	For the six months ended June 30, 2015	For the year ended December 31, 2014
Annual dividend yield	0%	0%
Expected life (years)	0.50 – 0.01	0.60 - 0.47
Risk-free interest rate	0.11% - 0.25%	0.11% - 0.25%
Expected volatility	315%	735%

	June 30, 2015	December 31, 2014
Embedded conversion features	$279,011	$751,439
Warrants	4,152	50,901
	$283,161	$802,340

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value on a recurring basis for each reporting period-end.

	For the six months ended June 30, 2015	For the year ended December 31, 2014
Balance beginning	$802,340	$1,630,985
Value of derivative liability associated with JMJ note payable	--	42,592
Value of derivative liability attributable to conversion feature of transfer agreements	1,108,030	--
Value of derivative liability attributable to conversion of notes payable and accrued interest	--	(694,149)
Change in derivative liability associated with conversion of notes payable and accrued interest	--	(272,980)
Change in fair value	(1,627,209)	95,892
Balance ending	$283,131	$802,340

The increase in fair value of the derivative liability is largely attributable to the derivative liability associated with the conversion feature of the transfer agreement convertible notes payable. The change in the fair value of the derivative liability is attributable to the expiration of some of the warrants that were outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

Officers’ Compensation

During the six months ended June 30, 2015 and 2014, we incurred $87,500 and $75,000, respectively, in officers’ compensation due to our Director, Chairman, and CEO, Mr. Stanley Weiner. During the three month periods ended June 30, 2015 and 2014, we incurred $45,000 and $37,500, respectively, in officers’ compensation. During the six months ended June 30, 2015 and 2014, Mr. Weiner was paid $22,500 and zero, respectively. During the three months ended June 30, 2015 and 2014 Mr. Weiner was paid $22,500 and zero, respectively. As of June 30, 2015 and December 31, 2014, the balances of $478,083 and $413,083, respectively, were payable to Mr. Weiner for his compensation.

During the six months ended June 30, 2015 and 2014, we incurred zero and $75,000, respectively, in officers’ compensation due to one of our former Directors and former Chief Operating Officer, Mr. Lee Maddox. During the three months ended June 30, 2015 and 2014, we incurred zero and $37,500, respectively, in officers’ compensation due to Mr. Maddox. During the six months ended June 30, 2015 and 2014, the Company paid Mr. Maddox $30,000 and zero, respectively. As of June 30, 2015 and December 31, 2014, the balances of $190,500 and $220,500, respectively, were payable to Mr. Maddox for his compensation.

During the six months ended June 30, 2015 and 2014, we incurred $60,000 and zero, respectively, in officers’ compensation due to one of our Directors and Officer, Mr. Paul DiFrancesco. During the three months ended June 30, 2015 and 2014, we incurred $36,000 and zero, respectively, in officers’ compensation due to Mr. DiFrancesco. During the six months ended June 30, 2015 and 2014, the Company paid Mr. DiFrancesco $52,500 and zero, respectively. As of June 30, 2015 and December 31, 2014, the balances of $7,500 and zero, respectively, were payable to Mr. DiFrancesco for his salary.

During the six months ended June 30, 2015 and 2014, we incurred $47,500 and $45,000, respectively, in general counsel services fees expense with Seabolt Law Group, a firm owned by our Director and General Counsel, Mr. Grant Seabolt. During the three months ended June 30, 2015 and 2014, we incurred $24,000 and $22,500, respectively, in general counsel services fees expense with Seabolt Law Group. During the six months ended June 30, 2015 and 2014, the Company paid Mr. Seabolt $15,000 and $15,000, respectively. As of June 30, 2015 and December 31, 2014, the balances of $212,297 and $179,797, respectively, were payable to Seabolt Law Group for their services.

On December 22, 2014, the Company entered into a settlement agreement and a $725,000 note payable to Dufrane. Under the terms of the settlement agreement, the 333,333 shares of common stock payable was cancelled and $180,000 of accrued officers’ compensation payable were discharged leaving a balance of accrued officers’ compensation of $60,000 as of December 31, 2014. There has been no additional activity during the six months ending June 30, 2015. The balance in the accrued officer’s compensations for our former COO, Mr. Brooks, was $60,000 at both June 30, 2015 and December 31, 2014.

During six months ended June 30, 2015 and 2014, we incurred $96,436 and $317,118, respectively, in CFO, audit preparation, tax, and SEC compliance services fees expense with Miranda CFO Services, Inc. and Miranda & Associates, a Professional Accountancy Corporation, firms owned by our Chief Financial Officer, Mr. Robert J. Miranda. During three months ended June 30, 2015 and 2014, we incurred $45,688 and $168,520, respectively, in CFO, audit preparation, tax, and SEC compliance services fees expense with Miranda CFO Services, Inc. and Miranda & Associates. As of June 30, 2015 and December 31, 2014, the balances of $67,207 and $219,271, respectively, were payable to Miranda & Associates for these services.

During six month periods ended June 30, 2015 and 2014, we incurred $100,000 and $100,000, respectively, in officers’ salary due to the President of our wholly-owned subsidiary, STW Pipeline Maintenance & Construction, LLC, Mr. Jennings. During three month periods ended June 30, 2015 and 2014, we incurred $50,000 and $50,000, respectively, in officers’ salary due to Mr. Jennings. During the six month period ended June 30, 2014, we incurred with Mr. Jennings a signing bonus comprised of 50,000 shares of the Company’s common stock valued at $21,000. As of June 30, 2015 and December 31, 2014, the balance of zero and $121,000, was payable to Mr. Jennings for the value of signing bonuses due under his employment agreement. These stock awards were accrued as fees payable in common stock the awards are vested.

During six month periods ended June 30, 2015 and 2014, we incurred $100,000 and none, respectively, in officers’ salary due to the President of our wholly-owned subsidiary, STW Water Process and Technologies, LLC, Mr. Murphy. During three month periods ended June 30, 2015 and 2014, we incurred $50,000 and none, respectively, in officers’ salary due to Mr. Murphy. In the second quarter of 2014, we incurred with Mr. Murphy a signing bonus comprised of 333,333 shares of the Company’s common stock valued at $200,000. As of June 30, 2015 and December 31, 2014, the balance of zero and $200,000, was payable to Mr. Murphy for the value of signing bonuses due under his employment agreement. These stock awards were accrued as fees payable in common stock the awards are vested.

Board and Advisory Board Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on. In December 2011, the Board voted to authorize the issuance of shares in lieu of cash compensation for past services.

Pursuant to the Director Agreements, the Company compensates each of the directors through the initial grant of 33,333 shares of common stock and the payment of a cash fee equal to $1,000 plus travel expenses for each board meeting attended, and $75,000 per year as compensation for serving on our board of directors.

For the six months ended June 30, 2015 and 2014, the Company incurred director fees of $225,000 and $337,500, respectively. During the six months ended June 30, 2015 and 2014, the Company issued 908,658 and 930,261 shares of its common stock in payment of director fees, valued at $675,000 and $558,167, respectively. For the three months ended June 30, 2015 and 2014, the Company incurred director fees of $112,500 and $168,750, respectively. During the three months ended June 30, 2015 and 2014, the Company issued 346,158 and 930,261 shares of its common stock in payment of these fees, valued at $225,000 and $558,167, respectively. As of June 30, 2015 and December 31, 2014, the Company has accrued compensation due to its directors (both current and former) of zero and $496,067, respectively.

Related Party Notes Payable

For a more complete discussion of the notes to Black Pearl Energy, LLC and Dufrane Nuclear see Note 4 – Notes Payable.

Related Party Sales

During the six months ended June 30, 2015 and 2014, the Company had related party sales of $354 and $35,138, respectively. During three months ended June 30, 2015 and 2014, the Company had related party sales of zero and $17,104, respectively. Related party sales are a combination of sales to three companies, Black Pearl Energy, LLC, Dufrane Construction, and Dufrane Nuclear Shielding Inc.

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

As of June 30, 2015 and December 31, 2014, the Company had a related party payable of $1,592,252 and $2,034,810, respectively to Crown Financial.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of June 30, 2015, no preferred shares were issued or outstanding and the Company does not currently have any plans to issue any preferred shares

Common Stock

The Company is authorized to issue up to 191,666,667 shares of common stock with a par value of $0.001 per share. During the six months ended June 30, 2015, the Company issued common shares as follows:

On January 15, 2015, the Company issued 62,500 shares of common stock to an investor, at a per share price of $1.56, in payment of interest on a short term loan for a value of $97,500 and an additional 170,000 shares of common stock, at a per share price of $1.40 to a consultant for services valued at $238,000.

On January 27, 2015, the Company issued 281,167 shares of common stock, at various per share prices, valued at $209,825 to 19 employees for signing bonuses and continued service to the company.

On January 28, 2015, the Company issued 158,335 shares of common stock, at various per share prices, to 7 investors valued at $225,128 in payment of interest on 7 short term loans.

In the first week of February 2015, the Company issued 378,334 shares of common stock, at various per share prices, valued at $344,100 to 4 employees pursuant to their employment contracts.

On February 3, 2015, the Company issued 15,385 shares of common stock, at a per share price of $0.65, to an accredited investor based on a unit offering at $0.65 per unit, increasing capital of the Company by $10,000.

On February 3, 2015, the Company issued 100,000 shares of common stock, at a per share price of $0.68, to an accredited investor for $68,000 in loan origination fees.

On February 6, 2015, the Company issued 150,001 shares of fully vested common stock, at various per share prices, to 3 consultants valued at $119,500 in payment of services rendered in 2014, previously accrued, and the renewal of a 2015 contract.

On February 6, 2015, the Company issued 225,000 shares of common stock, at various per share prices, to 3 accredited investors for $187,000 in loan origination fees.

On February 17, 2015, the Company issued 100,000 shares of common stock, at a per share price of $0.81, to an accredited investor for $81,000 in loan origination fees.

On February 18, 2015, the Company issued 184,975 shares of common stock to an investment group, at a per share price of $0.65, valued at $120,233 for services rendered in procuring investors for the company.

On February 19, 2015, the Company issued 100,000 shares of common stock, at a per share price of $0.85, to an accredited investor for $85,000 in loan origination fees.

On February 23, 2015, the Company issued 562,500 shares of common stock to 6 directors, at a per share price of $0.80, valued at $450,000 for services rendered in prior year(s).

On February 24, 2015, the Company issued 100,000 shares of common stock, at a per share price of $0.65, to a consultant for services valued at $65,000.

On February 27, 2015, pursuant to the January 8, 2015 Board of Director’s Minutes, a total of 900,000 shares were issued by the Company to 1 employee and 2 consultants for services performed in 2014. They were issued at a per share price of $0.80 per common share at a total value of $720,000.

On May 14, 2015, the Company issued 341,667 shares of common stock to two consultants valued at $230,501.

On May 15, 2015, the Company issued 26,000 shares of common stock to two consultants valued at $18,610.

On May 18, 2015, the Company issued 206,667 shares of common stock to two consultants valued at $155,000.

On June 12, 2015,the Company issued 500,000 shares of its common stock and warrants to purchase up to 500,000 shares of the Company’s common stock at $0.59 per share to an accreditor investor who provided the Company with a $385,000 original issue discount bridge note, which yielded net proceeds of $350,000 to the Company. The shares were valued at $280,000.

On June 26, 2015 the Company issued 800, 000 shares of common stock to six employees for accrued signing bonuses valued at $677,000. The Company also issued 183,334 shares of common stock to two consultants valued at $137,501.

On June 30, 2015 the Company issued 333, 333 shares of common stock to one employee for an accrued signing bonus valued at $200,000. The Company issued 578,927 shares of common stock valued at $339,039 to satisfy an obligation to Salttech, its contracts with Black Pearl Energy, and a financial obligation to an investor. The Company also issued 346,158 shares of common stock to members of the Board of Directors valued at $225,000. Additionally, the Company issued 239,812 shares of common stock to two consultants valued at $167,500.

As of June 30, 2015, the Company had the following securities outstanding which gives the holder the right to acquire the Company’s common stock outstanding:

	Number of
	Underlying
	Common	Exercise
Security	Shares	Price	Expire
Warrants associated with the 12% Convertible Notes	25,000	0.12	2015
Warrants issued to Crown Financial, LLC	666,667	1.20	2016
Warrants issued on $20,000 short term loan	33,333	1.20	2015
Warrants associated with 2013 Revenue Participation Notes	84,205	1.80	2015
Warrants issued with 2013 Unit Share Offerings	333,333	1.20	2015
Warrants issued with 2014 Unit Share Offerings	2,328,542	1.20 – 1.50	2016
Warrants issued with 2013 and 2014 Unit Share Offerings	20,770	1.50	2017
Warrants issued with 2015 Q2 Financing	500,000	0.59	2017
Sub-total of Warrants outstanding	3,991,850
Common stock associated with the 12% Convertible Notes plus accrued interest	1,454,053	0.12	N/A
Common stock associated with Pipeline Convertible Revenue Participation notes	166,910	0.72	N/A
Common stock associated with 14% convertible notes plus accrued interest	6,231,244	0.48	N/A
Common stock associated with 2015 Transfer Agreements	1,734,615	0. 65	N/A
Common stock associated with 2014 Unit Share Offerings	117,000	various	N/A
Common stock payable as fees	341,306	various	N/A
Total	14,036,978

Warrants

A summary of the Company’s warrant activity and related information during the six months ended June 30, 2015 follows:

	Number of Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,634,350	$1.27	1.18	$851,313
Issued	500,000	0.59	2.00
Exercised	--
Forfeited	--
Cancelled	--
Expired	(142,500)	0.75
Outstanding at June 30, 2015	3,991,850	$1.20	0.86	$792,563
Exercisable	3,991,850	$1.20	0.86	$792,563

NOTE 8 – DISCONTINUED OPERATIONS

During the three months ended June 30, 2015, the Company discontinued the operations of STW Energy, LLC and STW Oilfield Construction, LLC. These business units have ceased operations and the Company is in process of disposing of assets and settling liabilities. Because of continued losses, the Company made the decision to close STW Energy, LLC and STW Oilfield Construction, LLC. In the three month period ending June 30, 2015, the company sold or transferred all remaining fixed assets to STW Pipeline Maintenance & Construction, LLC and incurred a loss on the sale of assets of $114,000. No further significant losses are expected.

A summary of assets and liabilities of discontinued operations is as follows:

	June 30, 2015	December 31, 2014
	(Unaudited)
Carrying amounts of major classes of assets included as part of discontinued operations:
Cash	$--	$3,550
Accounts receivable, trade, net	112,979	216,262
Accounts receivable from related parties		511,809
Prepaid expenses and other current assets	36	111,604
Total Current Assets	113,015	843,225
Long Term Assets
Property and equipment, net	--	234,917
Total major classes of assets of the discontinued operations.	$113,015	$1,078,142

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Book overdraft	$56,466	$17,445
Accounts Payable	683,193	1,055,575
Payable to related parties:
Black Pearl Energy, LLC	6,709	94,717
Crown Financial, LLC	685	685
Current portion of notes payable, net of discounts	600,276	752,441
Sales and payroll taxes payable	514,237	474,075
Accrued expenses and interest	24,072	41,383
Accrued compensation	13,163	147,843
Total major classes of liabilities of the discontinued operations.	$1,898,801	$2,584,164

Loss from Discontinued Operations is as follows:

	Six Month Periods Ended June 30:
	2015	2014
Major classes of line items constituting pre-tax loss from operation of discontinued operations:	$504,699	$4,011,025
Revenues
Cost of revenues	(719,103)	(3,349,019)
Operating expenses	(321,815)	(941,884)
Interest expense	(82,361)	(83,889)
Loss on the sale of fixed assets	(114,809)	--
Total loss from operation of discontinued operations	$(733,389)	$(363,767)

	Three Month Periods Ended June 30:
	2015	2014
Major classes of line items constituting pre-tax loss from operation of discontinued operations:
Revenues	$23,705	$2,540,605
Cost of revenues	(126,117)	(1,929,945)
Operating expenses	(71,639)	(549,994)
Interest expense	(40,357)	(45,715)
Loss on the sale of fixed assets	(114,809)	--
Total loss from operation of discontinued operations	$(329,217)	$14,951

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leased its office facilities under an operating lease that commenced on October 1, 2013 and expires on September 30, 2020. The lease calls for monthly payments of $9,750, plus payment by the Company of all operating expenses, insurance and taxes on the property. The Company has an option until September 30, 2016, to purchase the land and building for $825,500.

During 2014, the Company entered into a capital lease of a modular office trailer. The lease contract calls for forty eight (48) monthly payments of $593 with a purchase option at the end of the lease. The Company determined the value of the capital lease to be $23,300 with an implicit interest rate in the lease of 10%. In July of 2014, the Company entered into a lease for a commercial ice machine with Executive Leasing, Inc. The lease contract calls for Thirty six (36) monthly payments of $505 with a purchase option at the end of the lease. The Company determined the value of the capital lease to be $14,854 with an implicit interest rate in the lease of 12%. As of June 30, 2015 and December 31, 2014, the principal balances on these capital leases totaled $25,388 and $30,438, respectively.

Future minimum lease payments under the capital lease and operating lease as of June 30, 2015, are as follows:

Years ending December 31:	Capital Lease	Operating Lease	Totals
2015	$6,588	$58,500	$65,088
2016	13,176	117,000	130,176
2017	8,960	117,000	125,960
2018	--	117,000	117,000
Thereafter	--	204,750	204,750
Total minimum lease payments	28,724	614,250	642,974
Less interest	3,336
Capital lease obligation	25,388
Less current portion	5,332
Long-term capital lease obligation	$20,056

During the six months ended June 30, 2015 and 2014, rental expense for all property, including equipment rentals cost of sales, and equipment operating leases was $736,527 and $1,076,926, respectively, which includes over $645,071 and $1,015,516, respectively, of equipment rental used on projects and reflected in cost of revenues. Related party rental expense during the six months ended June 30, 2015 and 2014, was $604 and zero, respectively.

During the three months ended June 30, 2015 and 2014, rental expense for all property, including equipment rentals cost of sales, and equipment operating leases was $408,637 and $688,751, respectively, which includes over $361,923 and $670,458, respectively, of equipment rental used on projects and reflected in cost of revenues. Related party rental expense during the three months ended June 30, 2015 and 2014, was zero for both.

Product Purchase and Manufacturing License Agreement

On June 20, 2014, the Company entered into an exclusive product purchase and manufacturing license agreement with Saltech B.V (“Saltech”), a company based in the Netherlands. The agreement provides exclusive rights to purchase Saltech’s DyVaR devices which are used to remove salinity from brackish/brine water streams. The agreement grants to the Company exclusive United States rights to purchase these products for use in the municipal and oil & gas industries. The agreement also grants to the Company the right of first refusal for this technology in North America.

The initial term of the agreement is for five years and is renewable automatically for five years and every five year period unless terminated by written notice of the parties at least three months before the termination date.

The initial royalty for the first year of the agreement was $324,000, payable quarterly beginning with the calendar quarter starting July 1, 2014 as follows: Q3 2014 $60,000, Q4 2014 $60,000, Q1 2015 $100,000 and Q2 2015 $104,000. The Company also agreed to pay a continuing royalty of $240,000 per year for years 2-5, plus 3% of the invoice price of any products sold by the Company under the agreement. The Company also agreed to issue 66,667 shares of its common stock in consideration of this agreement. These stock awards were accrued as fees payable in common stock as the awards are vested and was settled upon the issuance of the shares in June 2015.  During the three and six months ended June 30, 2015, the company paid $100,000 and $100,000, respectively in royalties to Salttech.

As of June 30, 2015, the minimum royalty obligation payable under this agreement is as follows:

Years ending December 31:	Minimum Royalty Obligation
2015	$140,000
2016	240,000
2017	240,000
2018	240,000
Thereafter	120,000

Total minimum lease payments	$980,000

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

Stanley T. Weiner is employed as Chairman and CEO for a three year term effective February 1, 2015. His base salary is $15,000 monthly ($180,000 annually) during the first year of employment, $22,000 monthly ($264,000 annually) during the second year of employment, and $29,000 monthly ($348,000 annually) during the third year of employment. He could be rewarded an annual discretionary bonus up to 100% of his previous six month salary, and a signing bonus of 400,000 fully vested shares of the Company’s common stock. He will also be awarded quarterly bonuses equal to 50,000 shares of the Company’s common stock. He would also receive a twelve month severance award in the event of termination.

Paul DiFrancesco is employed as Head of Finance for a three year term effective February 1, 2015. His base salary is $12,000 monthly ($144,000 annually) during the first year of employment, $16,000 monthly ($192,000 annually) during the second year of employment, and $16,000 monthly ($192,000 annually) during the third year of employment. He could be rewarded an annual discretionary bonus up to 100% of his previous six month salary, and a signing bonus of 300,000 fully vested shares of the Company’s common stock. He will also be awarded quarterly bonuses equal to 50,000 shares of the Company’s common stock. He would also receive a twelve month severance award in the event of termination.

Grant Seabolt is employed as General Counsel and Corporate Secretary for a three year term effective February 1, 2015. His base salary is $8,000 monthly ($96,000 annually) during the first year of employment, $9,500 monthly ($114,000 annually) during the second year of employment, and $9,500 monthly ($114,000 annually) during the third year of employment. He could be awarded an annual discretionary bonus up to 100% of his previous six month salary, and a signing bonus of 200,000 fully vested shares of the Company’s common stock. He will be awarded quarterly bonuses equal to 25,000 shares of the Company’s common stock. He would also receive a twelve month severance award in the event of termination.

Contingencies

The Company is subject to various claims and contingencies in the normal course of business that arise from litigation, business transactions, or employee-related matters. The Company establishes reserves when it believes a loss is probable and is able to estimate its potential exposure. For reasonably possible loss contingencies, the Company discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. While actual losses may differ from the amounts recorded and the ultimate outcome of our pending actions is generally not yet determinable, the Company does not believe the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on its business, financial position, results of operations, or cash flows. In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. All items, whereby the Company agrees with the amount of the claim, have been recorded in the current period and are reflected in accounts payable.

GE Ionics, Inc. Lawsuit. On May 22, 2013, GE Ionics, Inc. ("GE") filed a lawsuit against STW in the Supreme Court of the State of New York, County of New York, Index No. 651832/2013 (the "GE Lawsuit"). Although the lawsuit arises out of STW's obligations to GE under its Settlement Agreement with GE entered into on August 31, 2010, upon which STW owed GE $2.1 million plus interest. GE elected to forgo suit on the settlement amount and sued STW for the original debt of $11,239,437, plus interest and attorneys' fees (the "Original Debt"). STW filed its Answer asserting that it is entitled to and shall pursue all of its available legal and equitable defenses to the Original Debt, inasmuch as GE had, among other things, failed to discount the Original Debt sued upon by the amounts that it recovered through re-use and re-sale of the equipment it fabricated for STW. Management has not accrued the original amount of the debt because management has determined the probability of recovery is remote. The lawsuit is currently in the discovery phase of litigation and the parties are exploring settlement. The Company has a note payable of $2,100,000 recorded as its estimated loss on this matter.

Sichenzia and Ross Lawsuit. On June 13, 2014, Sichenzia Ross Friedman Ference LLP (“Sichenzia Ross”) filed a lawsuit against the Company in the Supreme Court of New York, County of New York, Index No. 155843/2013, seeking $80,036.22 in legal fees and expenses from the Company. The legal fees and expenses related to Sichenzia Ross’ representation of the Company on SEC matters. On October 8, 2014, the Parties entered into a Settlement Agreement whereby the Company agreed to pay Sichenzia Ross $80,036.22 on or before November 28, 2014 or within three business days of the Company closing its current round of financing. The agreement to pay was secured by the Company providing Sichenzia Ross an “Affidavit of Judgment by Confession” in the amount of $80,036.22 to be filed only if the Company failed to pay the $80,036.22 by the due date, plus a five day cure period ending on December 03, 2014. On December 10, 2014, Sichenzia Ross filed the Judgment by Confession with the Court. This has been fully accrued for.

Bob J. Johnson & Associates Lawsuit. Since June 30, 2014, there has been one lawsuit filed on July 14, 2014 against the Company’s subsidiary, STW Water Process & Technologies, LLC (“STW Water”), Bob J. Johnson & Associates, Inc. (BJJA) v. Alan Murphy and STW Water & Process Technologies, LLC, Case No. CV50473 in the 238th District Court of Midland County, Texas (the “BJJA Lawsuit”). BJJA sought to enforce an allegedly enforceable covenant not to compete and a confidentiality agreement signed by Alan Murphy, STW Water’s recently hired President, who was a former vice president and employee of BJJA. On July 14, 2014, BJJA obtained a TRO against Alan Murphy, STW Water and those associated with the Defendants, which, by the Company’s ownership of STW Water, included the Company. The TRO temporarily prohibited the Company, STW Water and Alan Murphy from contacting two key customers of STW and STW Water, Pioneer Energy Resources and the City of St. Stockton, Texas. On July 28, 2014, the Court held a temporary injunction hearing, which resulted in the TRO being dissolved and the Court refusing to further enjoin STW, STW Water or Alan Murphy from competing with BJJA. The case is still on the docket and BJJA has sought some initial discovery from the Company; however, the Company’s counsel is confident that it will not go forward to a trial on the merits, thereby precluding any appreciable risk of a permanent injunction. The Company continues to vigorously defend this lawsuit and Management does not expect to incur any liability beyond its costs of defense.

Arbitration Judgment

Viewpoint Securities, LLC Arbitration. On or about July 9, 2012, the Company and Stan Weiner, the Company's chief executive officer, received a demand for arbitration with the American Arbitration Association. The demand was filed by Viewpoint Securities LLC ("VP") who entered into an engagement agreement, dated March 9, 2008 (as amended on March 9, 2008, November 10, 2008, January 1, 2009, February 5, 2010, and December 1, 2010), with STW whereby the Company retained VP to act as its financial and capital markets advisor regarding equity and debt introduced by VP to the Company. The demand alleged breach of contract, breach of the covenant of good faith and fair dealings, negligence prayer for commissions and expenses incurred by VP in its efforts to provide introductions and attempt to provide financing to the Company from March 9, 2008 through February 2, 2012, the date of termination of the Agreement. VP seeks, among other things, $216,217 and a warrant to purchase 566,667 shares of the Company's common stock, payment of a $15,000 promissory note plus 3+ years of interest at 12%, attorneys' fees of $18,000.00 and costs of arbitration for filing fees and hearing fees. The Company believed it had valid defenses and contested these claims vigorously. On August 18, 2012, VP dismissed Stan Weiner from the claim with prejudice. A final arbitration hearing was held on February 3, 2014. On April 1, 2014, the Arbitrator issued an Award in favor of Viewpoint for $196,727.77 on Viewpoint's claim for $216,217 in fees and expenses, plus $5,541.46 in arbitration hearing fees and expenses; interest shall accrue at the rate of 10% per annum on any unpaid portion of the award commending April 1, 2014. The Arbitrator denied Viewpoint's claims related to the Company's warrants, a $15,000 promissory note plus 12% interest and for $18,000 in attorneys' fees. The Award was final on April 01, 2014, and on October 28, 2014, Viewpoint filed a lawsuit in San Diego County, California Superior Court seeking to enforce its Arbitration Award in Case No. 37-2014-00036027-CU-PA-CTL. On December 08, 2014, the Company filed a Motion to Dismiss the enforcement action due to Viewpoint having forfeited its corporate rights in California due to non-payment of California corporate taxes, and that motion is still pending before the Court. Subsequent to June 30, 2015, on July 07, 2015, STW and Viewpoint signed a “Payment and Standstill Agreement, wherein the parties agreed that the total Arbitration Award with interest totaled $228,170.92, that Viewpoint would not seek post Award attorneys’ fees from STW, and that so long as STW made bi-weekly payments of $2,000.00, beginning on July 10, 2015, Viewpoint would stay any efforts to collect on the Arbitration Award, and when fully paid, would fully release STW from the Arbitration Award. The Company has made all scheduled payments to date.

United Drilling, Inc. Lawsuit. On May 06, 2015, United Drilling, Inc. (“United Drilling”) filed a lawsuit against STW and Case Drilling and Pump Service, LLC pending in the District Court of the 83rd Judicial District in Pecos County, Texas, styled United Drilling, Inc. v. STW Resources Holding Corp. et al., Cause No. P-7405-83-CV (the “United Lawsuit”). United Drilling provided water well drilling services as a subcontractor to Case Drilling in the amount alleged to be $1,577,883.33 related to Case Drilling providing drilling services to STW Water Process & Technologies, LLC (a wholly owned subsidiary of STW) for Capitan Reef Test Well No. 1, located in Pecos County, Texas (the “Test Well”). Case Drilling did not pay United Drilling; therefore, United Drilling filed the United Lawsuit to attempt to foreclose on an alleged statutory lien on STW’s water lease with the City of Fort Stockton, Texas, on which the Test Well was located. United Drilling seeks any monies owed by STW to Case Drilling for the Test Well to be paid to United Drilling. STW has asserted that it had a “turn-key” contract with Case Drilling, which required Case Drilling to deliver a producing water well, which it did not. Accordingly, STW alleges that since it owed nothing to Case Drilling, correspondingly, it owes nothing to United Drilling. In addition to STW filing its Answer and Affirmative Defenses to United Drilling’s claims, it has also filed a counterclaim against United Drilling for wrongfully placing a lien on STW’s Fort Stockton water lease, and STW has cross-claimed Case Drilling for breach of contract and indemnity related to Case Drilling’s alleged failure to pay its subcontractor, United Drilling. STW and United Drilling have participated in substantive settlement discussions and have a definitive settlement agreement prepared awaiting execution. Based on the Company counsel’s legal opinions regarding the invalidity of United Drilling’s lien, the Company does not expect to incur any substantial liability from this matter.

Dufrane Nuclear Shielding, Inc. Counterclaims. On July 16, 2015, Dufrane Nuclear Shielding, Inc., Dufrane Construction, LLC (collectively “Dufrane”) and Joshua C. Brooks filed a counterclaim against STW and its subsidiaries in Case No. CV-50864, pending in the 238th District Court of Midland County, Texas, styled STW Resources Holding Corp., et al. v. Felipe Sanchez, et al. (the “Dufrane Counterclaims”). Dufrane is suing STW over a $725,000 promissory note and an equipment rental agreement, and Joshua C. Brooks is suing STW alleging he was not released from certain guaranty obligations with equipment providers. STW and its subsidiaries filed a general denial and the parties have been working together on an agreed accounting of payments made and the allocations of those payments, with a view towards settling the Dufrane Counterclaims.

Seaboard International, Inc. Lawsuit. On July 07, 2015, Seaboard International, Inc. (“Seaboard”) filed a lawsuit against STW and Case Drilling and Pump Service, LLC pending in the District Court of the 112th Judicial District in Pecos County, Texas, styled Seaboard International, Inc. v. Case Drilling & Pump, LLC, et al., Cause No. P-11813-112-CV (the “Seaboard Lawsuit”). Seaboard provided water well drilling services as a subcontractor to Case Drilling in the amount alleged to be $80,685.01related to Case Drilling providing drilling services to STW Water Process & Technologies, LLC (a wholly owned subsidiary of STW) for Capitan Reef Test Well No. 1, located in Pecos County, Texas (the “Test Well”). Case Drilling did not pay Seaboard; therefore, Seaboard filed the Seaboard Lawsuit to attempt to foreclose on an alleged statutory lien on STW’s water lease with the City of Fort Stockton, Texas, on which the Test Well was located. Seaboard seeks any monies owed by STW to Case Drilling for the Test Well to be paid to United Drilling. STW has asserted that it had a “turn-key” contract with Case Drilling, which required Case Drilling to deliver a producing water well, which it did not. Accordingly, STW alleges that since it owed nothing to Case Drilling, correspondingly, it owes nothing to Seaboard. In addition to STW filing its Answer and Affirmative Defenses to United Drilling’s claims, it has also filed a counterclaim against Seaboard for wrongfully placing alien on STW’s Fort Stockton water lease, and STW has cross-claimed Case Drilling for breach of contract and indemnity related to Case Drilling’s alleged failure to pay its subcontractor, Seaboard. The Company will vigorously defend this lawsuit and does not expect significant liability from this matter. Based on the Company counsel's legal opinions regarding the invalidity of United Drilling’s lien, the Company does not expect to incur any substantial liability from this matter.

NOTE 10 – SEGMENT INFORMATION

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

Oil and Gas Services

Our subsidiary, STW Pipeline Maintenance & Construction, LLC, offers a wide a range of oilfield, pipeline construction, maintenance and support services. We employ qualified laborers with years of experience in the oil patch, and Supervisor/Sales people with particular oil patch knowledge in the Permian and Delaware Basins of West Texas, Eastern New Mexico, and in the Eagle Ford of South Texas.

Corporate Operations

Corporate operations expenses include senior management salaries and benefits, accounting and finance, legal, business development, and other general corporate operating expenses.

The accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). The following is a list of methodologies that we use for segment reporting that differ from our external reporting:

●	Liabilities including accounts payable, notes payable, and other liabilities are managed at the corporate level and not included in segment operations.
●	Interest expense and change in derivative liabilities are managed at the corporate level and not included in segment operations.

Segment Operations

	Six months ended June 30, 2015
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Revenues	$267,770	$4,518,097	$--	$4,785,867
Costs of revenues	271,963	2,733,022	--	3,004,985
Operating expenses	931,725	1,039,647	2,665,651	4,637,023
Other income (expense)	--	--	(968,532)	(968,532)
Segment income (loss)	$(935,918)	$745,428	$(3,634,183)	$(3,824,673)

	Three months ended June 30, 2015
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Revenues	$118,859	$2,468,601	$--	$2,587,460
Costs of revenues	126,437	1,591,269	--	1,717,706
Operating expenses	397,208	493,754	1,223,284	2,114,246
Other income (expense)	--	--	(64,728)	(64,728)
Segment income (loss)	$(404,786)	$383,578	$(1,288,012)	$(1,309,220)

	Six months ended June 30, 2014
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Revenues	$10,051	$5,193,051	$--	$5,203,102
Costs of revenues	--	5,108,280	--	5,108,280
Operating expenses	219,584	1,006,691	3,698,149	4,924,424
Other income (expense)	--	--	(1,305,152)	(1,305,152)
Segment income (loss)	$(209,533)	$(921,920)	$(5,003,301)	$(6,134,754)

	Three months ended June 30, 2014
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Revenues	$10,051	$3,062,692	$--	$3,072,743
Costs of revenues	--	3,346,112	--	3,346,112
Operating expenses	88,036	662,802	2,115,525	2,866,363
Other income (expense)	--	--	(918,997)	(918,997)
Segment income (loss)	$(77,985)	$(946,222)	$(3,034,522)	$(4,058,729)

Segment Assets

	June 30, 2015
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Current Assets	$3,529,556	$1,203,281	$443,024	$5,175,861
Fixed assets	484,217	450,042	63,369	997,628
Other assets	--	--	--	--
Segment Assets	$4,013,773	$1,653,323	$506,393	$6,173,489

	December 31, 2014
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Current Assets	$1,369,434	$2,831,798	$1,325,807	$5,527,039
Fixed assets	837,602	289,302	76,178	1,203,082
Other assets	--	--	--	--
Segment Assets	$2,207,036	$3,121,100	$1,401,985	$6,730,121

NOTE 11 – SUBSEQUENT EVENTS

Shares Issued

On July 9, 2015, the Company issued 355,500 shares of common stock to forty-three employees for performance bonuses, valued at $71,100.

On July 22, 2015, the Company issued 200,000 shares of common stock to a qualified investor pursuant to the terms of the loan payoff, valued at $40,000.

On July 28, 2015, the Company issued 50,000 shares of common stock to a consultant for services rendered, valued at $32,500.

Other Events

In August 2015, STW Water Process & Technologies, LLC (STW Water) entered into a lease agreement with MRK Development, LLC (MRK) for the rights to collect, process, and sell the water located on and below the surface of properties owned by MRK. The lease calls for the initial payment of $10,000 in cash and the issuance of 100,000 shares of common stock of STW Resources Holding Corp. The lease is for a period of 30 years with automatic renewals on a year by year basis unless terminated by either party with a 60 day notice. There are additional ‘bonus’ payments of cash and stock when certain levels of Gallon per Day (GPD) are met. Additionally, there is a Royalty based on a received price of the water sold on a ‘per 1,000 gallons’ basis. The percentage of the royalty escalates from 10% to 15% dependent on the GPD.

On August 20, 2015, Alan Murphy was appointed to the Company’s Board of Directors. Pursuant to the agreement with Mr. Murphy, the Company agreed to pay him the following compensation: (a) 33,334 shares of the Company’s common stock upon the execution of the agreement; (b) a fee at the rate of $75,000 per year ($27,329 for the partial year 2015), which shall be paid solely at the Company’s discretion in cash or in shares of the Company’s stock; (c) a cash payment of $1,000.00 for each day of attendance at meetings of the Company’s Board of Directors or any other meeting called by the Company and attended by Mr. Murphy; and (d) reimbursement of all reasonable costs of travel, lodging, and entertainment reasonably necessary for Mr. Murphy to carry out his duties, so long as any such expense in excess of $100 is approved in advance by the Company.

In the month of August 2015 the Company agreed to act as the intermediary agent to an agreement in which two of the current officers of the Company are selling their share of a related party company Black Pearl Energy, LLC, (BPE), to the third owner and withdrawing from BPE. In addition to the Company acting as an intermediary, it entered into an agreement reconciling payments between the Company and the related party company, for which the Company’s Management does not anticipate it having any financial risk or benefit.

On August 17, 2015, management entered into a short term financing with a lender for $375,000. The note contained a $75,000 (or 20%) original issue discount and a legal fee for $5,000. The note will bear interest at 8%. The lender will be granted 250,000 shares of common stock. The Company received $295,000 from the investor.

On August 21, 2015, the Board of Directors approved an agreement with MDM Worldwide Solutions, Inc. (MDM) to handle investor relations for the Company commencing July 15, 2015 and running for six months. Upon acceptance of the agreement the Company will issue 100,000 shares of common stock to MDM. Fees for the service include a monthly retainer of $20,000.

On September 14, 2015, the Board of Directors authorized management to inter into short term financing with three separate lenders for a total of $598,000, $198,000 from each lender. The notes will bear interest at 5% and contains a 10% original issue discount. The notes will be convertible at $0.65 per common share, or 60% of the lowest daily closing bid price for the 10 day period preceding the conversion. In addition each lender will be granted 225,000 shares of common stock. The Company will reserve 2,566,000 shares of common stock with the transfer agent to facilitate the conversion. To-date we have received $100,000 each from two of the investors.

Since June 30, 2015, there has been two new litigations instituted against the Company.

Dufrane Nuclear Shielding, Inc. Counterclaims. On July 16, 2015, Dufrane Nuclear Shielding, Inc., Dufrane Construction, LLC (collectively “Dufrane”) and Joshua C. Brooks filed a counterclaim against STW and its subsidiaries in Case No. CV-50864, pending in the 238th District Court of Midland County, Texas, styled STW Resources Holding Corp., et al. v. Felipe Sanchez, et al. (the “Dufrane Counterclaims”). Dufrane is suing STW over a $725,000 promissory note and an equipment rental agreement, and Joshua C. Brooks is suing STW alleging he was not released from certain guaranty obligations with equipment providers. STW and its subsidiaries filed a general denial and the parties have been working together on an agreed accounting of payments made and the allocations of those payments, with a view towards settling the Dufrane Counterclaims.

Seaboard International, Inc. Lawsuit. On July 07, 2015, Seaboard International, Inc. (“Seaboard”) filed a lawsuit against STW and Case Drilling and Pump Service, LLC pending in the District Court of the 112th Judicial District in Pecos County, Texas, styled Seaboard International, Inc. v. Case Drilling & Pump, LLC, et al., Cause No. P-11813-112-CV (the “Seaboard Lawsuit”). Seaboard provided water well drilling services as a subcontractor to Case Drilling in the amount alleged to be $80,685.01related to Case Drilling providing drilling services to STW Water Process & Technologies, LLC (a wholly owned subsidiary of STW) for Capitan Reef Test Well No. 1, located in Pecos County, Texas (the “Test Well”). Case Drilling did not pay Seaboard; therefore, Seaboard filed the Seaboard Lawsuit to attempt to foreclose on an alleged statutory lien on STW’s water lease with the City of Fort Stockton, Texas, on which the Test Well was located. Seaboard seeks any monies owed by STW to Case Drilling for the Test Well to be paid to United Drilling. STW has asserted that it had a “turn-key” contract with Case Drilling, which required Case Drilling to deliver a producing water well, which it did not. Accordingly, STW alleges that since it owed nothing to Case Drilling, correspondingly, it owes nothing to Seaboard. In addition to STW filing its Answer and Affirmative Defenses to United Drilling’s claims, it has also filed a counterclaim against Seaboard for wrongfully placing a lien on STW’s Fort Stockton water lease, and STW has cross-claimed Case Drilling for breach of contract and indemnity related to Case Drilling’s alleged failure to pay its subcontractor, Seaboard.  The Company will vigorously defend this lawsuit and does not expect significant liability from this matter. Based on the Company counsel’s legal opinions regarding the invalidity of United Drilling’s lien, the Company does not expect to incur any substantial liability from this matter.

Default on Note Payable

On July 24, 2015, the Company defaulted on a note payable in the principal amount of $423,500.  The Company had 15 days to cure the default but failed to cure the default within this time frame. The note payable provided for a reserve of 4,000,000 shares of the Company’s common stock as security on the note. Upon the Company’s failure to cure the default the 4,000,000 shares of the Company’s restricted common stock was to be released to the note holder.

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

Plan of Operations

Due to our recurring net losses and negative cash flows from operations and negative working capital, substantial doubt exists about our ability to continue as a going concern exists.

For the next twelve months, we plan to focus our operation on providing water reclamation services to oil and gas producers and other commercial ventures in Texas. Water reclamation services include treating brackish water for use in fracking operations, landscaping and other commercial applications and reclaiming produced water. During fiscal 2014 and the quarter ended June 30, 2015, we earned most of our revenue through our subsidiary, STW Pipeline Maintenance & Construction, LLC and while we continue to benefit from our ownership of that entity, we shall continue to focus on successfully implementing our water reclamation services.

As discussed further in the Liquidity and Capital Resources section herein below, we have limited funds to support our operations. Our continuation as a going concern subsequent to June 30, 2015, is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

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

Three months ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Our revenue, operating expenses and net loss from operations for the three month period ended June 30, 2015 as compared to the three month period ended June 30, 2014, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended June 30:			% Change Increase
	2015	2014	Change	(Decrease)
NET REVENUES	$2,587,460	$3,072,743	$(485,283)	-15.8%
COSTS OF REVENUES	1,717,706	3,346,112	(1,628,406)	-48.7%
Gross Profit	869,754	(273,369)	1,143,123	418.2%
OPERATING EXPENSES:
Research & development	1,310	56,465	(55,155)	-97.7%
Sales and marketing	39,547	144,335	(104,788)	-72.6%
General and administrative	2,031,969	2,655,612	(623,643)	-23.5%
Depreciation	41,420	9,951	31,469	316.2%
Total operating expenses	2,114,246	2,866,363	(752,117)	-26.2%
Loss from operations	(1,244,492)	(3,139,732)	1,895,240	60.4%
Interest expense	(1,418,157)	(462,188)	(955,969)	206.8%
Change in derivative liability	1,353,429	(456,809)	1,810,238	-396.3%
Loss from continuing operations	(1,309,220)	(4,058,729)	2,749,509	-67.7%
Loss from operations of discontinued entities	(329,217)	14,951	(344,168)	-2,302.0%
Loss after discontinued operations	(1,638,437)	(4,043,778)	2,405,341	-59.5%
Share of net loss of subsidiary attributable to non-controlling interest	(80,347)	10,641	(90,988)	-855.1%
Net Loss	$(1,558,090)	$(4,054,419)	$2,496,329	-61.6%

Net Revenues: During the three months ended June 30, 2015, we realized $118,859 of revenues from our water reclamation business segment and $2,468,601 of revenues from our oil & gas services business segment. During the three months ended June 30, 2014, we realized $10,051 in revenues from our water reclamation business segment and $3,062,692 from our oil & gas services business segment. The decrease of $485,283 during the three months ended June 30, 2015 as compared to the same period in 2014 was mainly caused by a decrease of $594,091 in revenues from our oil & gas services business segment which was discontinued during the three months ended June 30, 2015. Despite the overall decrease in net revenues, our revenue from water reclamation business segment increased by $108,808 in the three months ended June 30, 2015 as compared to the same period in 2014 because of our increased operational activities in this business segment as compared to start-up activities during the same period in 2014.

Cost of Revenues: Total costs of revenues for the three months ended June 30, 2015 were $1,717,706 as compared to $3,346,112 for the three months ended June 30, 2014, a decrease of $1,628,406 or 48.7%. The decrease in costs of revenue is attributable to the costs of revenues of discontinued operations in our oil & gas services business segment. Costs of revenues during the three months ended June 30, 2015 and 2014, are comprised of labor, fringe benefits, equipment rental, and other costs of providing water reclamation and oil & gas services.

Gross Profit: During the three months ended June 30, 2015, we realized a gross profit of $869,754 from our water reclamation and oil & gas services business segments compared to a gross loss of $273,369 realized during the three months ended June 30, 2014, an increase of $1,143,123 or 418.2%, which was caused by our increased revenue in water reclamation business segment and an improvement in our gross profit margins during the three months ended June 30, 2015 as we discontinued operations of two of our oil & gas services business units in this period.

Research and development expenses: Research and development expenses decreased by $55,155 or 97.7% to $1,310 for the three months ended June 30, 2015 from $56,465 for the three months ended June 30, 2014. The decrease in research and development expenses is attributable to our water reclamation business segment that was in development during the three months ended June 30, 2014 and is operational during the three months ended June 30, 2015.

Sales and marketing expenses: Sales and marketing expenses decreased by $104,788 or 72.6% to $39,547 for the three months ended June 30, 2015 from $144,355 for the three months ended June 30, 2014. The decrease in sales and marketing expenses are attributable to decreased expenses of our oil & gas services business segment due to the business units that were discontinued.

General and Administrative Expense: General and administrative expenses decreased $623,643 or 23.5% to $2,031,969 for the three months ended June 30, 2015 from $2,655,612 for the three months ended June 30, 2014. Our general and administrative expenses for the three months ended June 30, 2015 consisted of professional fees of $62,449, insurance of $47,836, management fees of $227,231, salaries and wages of $883,799, penalties of $367, and director fees of $112,500, and other general & administrative expenses of $697,787, for a total of $2,031,969. Our general and administrative expenses for the three months ended June 30, 2014 consisted of professional fees of $171,259, consulting fees of $3,472, insurance of $52,034, penalties of $479,762, salaries & wages of $608,074, management fees of $644,252, director fees of $168,750, and other general & administrative expenses of $528,009 for a total of $2,655,612.

The primary reasons for the decrease in General and Administrative Expense during the three months ended June 30, 2015 compared to the corresponding period for 2014 was a combination of a decrease of $479,395 in penalties, a decrease of $417,023 in management fees, a decrease of $108,810 in professional fees, and an increase of $381,584 in other general & administrative expenses. During the three month periods ended June 30, 2015 and 2014, non-cash stock based compensation expenses relating to consulting and other fees included in general and administrative expenses were $462,221 and $1,331,761, respectively.

Interest Expense: Interest expense increased by $955,069 to $1,418,157 for the three month period ended June 30, 2015 from $462,188 for the three month period ended June 30, 2014. The increase is due to additional interest expenses incurred on additional debt financing incurred by us since June 30, 2014 and additional loan fees and loan discount amortization incurred in new financings during the three months ended June 30, 2015.

Change in derivative liability: During the three month period ended June 30, 2015, we recorded a $1,353,429 decrease in the fair value of the derivative liability from March 31, 2015. During the three month period ended June 30, 2014, we recorded a $456,809 increase in the derivative liability from March 31, 2014, a difference of $1,810,238 between the three months ended June 30, 2015 and 2014. The increase in the derivative liability during the three months ended June 30, 2015 is attributable to an a $1,353,429 decrease in the value of the derivative liability as of June 30, 2015, which is largely attributable to a decrease in the value of shares from $0.82 at March 31, 2015 to $0.37 at June 30, 2015. The increase in the derivative liability during the three months ended June 30, 2014 is attributable to the reduction of the remaining term of outstanding warrants, offset by the effect of increased share values as of June 30, 2014.

Net Loss from continuing operations: Net loss from continuing operations decreased by $2,749,509, or 67.7%, to a net loss of $1,309,220 for the three month period ended June 30, 2015 from a net loss of $4,058,729 for the three month period ended June 30, 2014. This net loss reflects the increased revenues with improved gross margin, less increased operating expenses and change in derivative liability discussed above.

Non-controlling interest in Net Loss: During the three months ended June 30, 2015 and 2014, we reported $80,347 loss and $10,641 income, respectively, as the non-controlling interest in the net loss or income of our STW Energy Services, LLC subsidiary. This non-controlling interest in the net loss represents of a 25% non-controlling interest in the net loss of STW Energy Services, LLC, and a subsidiary company.

Income (loss) from discontinued operations: Loss from discontinued operations increased by $344,168 to a Loss from discontinued operations of $329,217 from a profit of $14,951 for the three months ended June 30, 2014.

Six months ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Our revenue, operating expenses and net loss from operations for the six month period ended June 30, 2015 as compared to the six month period ended June 30, 2014, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Six Months Ended June 30:			% Change Increase
	2015	2014	Change	(Decrease)
NET REVENUES	$4,785,867	$5,203,102	$(417,235)	-8.0%
COSTS OF REVENUES	3,004,985	5,108,280	(2,103,295)	-41.2%
Gross Profit	1,780,882	94,822	1,686,060	1778.1%
OPERATING EXPENSES:
Research & development	7,435	151,955	(144,520)	-95.1%
Sales and marketing	265,860	215,816	50,044	23.2%
General and administrative	4,292,420	4,535,110	(242,690)	-5.4%
Depreciation	71,308	21,543	49,765	231.0%
Total operating expenses	4,637,023	4,924,424	(287,401)	-5.8%
Loss from operations	(2,856,141)	(4,829,602)	1,973,461	40.9%
Interest expense	(2,595,741)	(861,616)	(1,734,125)	201.3%
Change in derivative liability	1,627,209	(443,536)	2,070,745	-466.9%
Loss from continuing operations	(3,824,673)	(6,134,754)	2,310,081	-37.7%
Loss from operations of discontinued entities	(733,389)	(363,767)	(369,622)	-101.6%
Loss after discontinued operations	(4,558,062)	(6,498,521)	1,940,459	-29.9%
Share of net loss of subsidiary attributable to non-controlling interest	(161,380)	(30,928)	(130,452)	-421.8%
Net Loss	$(4,396,682)	$(6,467,593)	$2,070,911	-32.0%

Net Revenues: During the six months ended June 30, 2015, we realized $267,770 from our water reclamation business segment and $4,518,097 of revenues from our oil & gas services business segment, including $354 of revenues from a related party. During the six months ended June 30, 2014, we realized $10,051 in revenues from our water reclamation business segment and $5,193,051 from our oil & gas services business segment, including $35,138 of revenues from related parties. The $417,235 net decrease in revenues between the six months ended June 30, 2015 and June 30, 2014 is comprised of a $257,719 increase in revenues from our water reclamation business segment, net of a $674,954 decrease in revenues from our oil & gas services business segment. The increase in water reclamation revenues during the six months ended June 30, 2015 is attributable in increased operational activities in this business segment as compared to start-up activities in this business segment during the three months ended June 30, 2014. The decrease in revenues from our oil & gas services business segment is attributable to our discontinued operations during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Cost of Revenues: Total costs of revenues for the six months ended June 30, 2015 were $3,004,985 as compared to $5,108,280 for the six months ended June 30, 2014, a decrease of $2,103,295 or 41.2%. The decrease in costs of revenue is attributable to the costs of revenues of discontinued operations in our oil & gas services business segment. Costs of revenues during the three months ended June 30, 2015 and 2014, are comprised of labor, fringe benefits, equipment rental, and other costs of providing water reclamation and oil & gas services.

Gross Profit: During the six months ended June 30, 2015, we realized a gross profit of $1,780,882 from our water reclamation and oil & gas services business segments compared to a gross profit of $94,822 realized during the six months ended June 30, 2014, a net increase in gross profit of $1,686,060 or 1778.1%. During the six months ended June 30, 2014, our water reclamation business had recently commenced operations but had limited revenues. During the six months ended June 30, 2015, we discontinued operations of two of our oil & gas services business units which resulted in an improvement in our gross profit margins during the three months ended June 30, 2015.

Research and development expenses: Research and development expenses decreased by $144,520 or 95.1% to $7,435 for the six months ended June 30, 2015 from $151,955 for the six months ended June 30, 2014. The decrease in research and development expenses is attributable to our water reclamation business segment that was in development during the six months ended June 30, 2014 and is fully operational during the six months ended June 30, 2015.

Sales and marketing expenses: Sales and marketing expenses increased by $50,044 or 23.2% to $265,860 for the six months ended June 30, 2015 from $215,816 for the six months ended June 30, 2014. The increase in sales and marketing expenses are attributable to increased expenses of our water reclamation services business segment that has experienced rapid sales growth during the six months ended June 30, 2015.

General and Administrative Expense: General and administrative expenses decreased $242,690 or 5.4% to $4,292,420 for the six months ended June 30, 2015 from $4,535,110 for the six months ended June 30, 2014. Our general and administrative expenses for the six months ended June 30, 2015 consisted professional fees of $306,687, insurance of $124,653, management fees of $383,825, salaries and wages of $2,066,933, penalties of $367, and board of director fees of $225,000, and other general & administrative expenses of $1,184,955, for a total of $4,292,420. Our general and administrative expenses for the six months ended June 30, 2014 consisted professional fees of $308,603, consulting fees of $179,154, insurance of $82,827, penalties of $806,999, salaries & wages of $796,983, management fees of $992,102, board of director fees of $337,500, and other general & administrative expenses of $1,030,942 for a total of $4,535,110.

The primary reasons for the decrease in comparing the six months ended June 30, 2015 to the corresponding period for 2014 was due largely to an $806,632 decrease in penalties, $608,278 decrease in management fees, $179,054 decrease in consulting fees, offset by a $1,269,950 increase in salaries & wages and a net of $81,322 increase in other general & administrative expenses. During the three month periods ended June 30, 2015 and 2014, non-cash stock based compensation expenses relating to consulting and other fees included in general and administrative expenses were 3,365,450 and $1,655,444, respectively.

Interest Expense: Interest expense increased by $1,734,125 to $2,595,741 for the six month period ended June 30, 2015 from $861,616 for the six month period ended June 30, 2014. The increase is due to additional interest expenses incurred on additional debt financing incurred by us since June 30, 2014 and additional loan fees and loan discount amortization incurred in new financings during the six months ended June 30, 2015.

Change in derivative liability: During the six month period ended June 30, 2015, we recorded a $1,627,209 decrease in the fair value of the derivative liability from January 1, 2015. During the six month period ended June 30, 2014, we recorded a $443,536 increase in the derivative liability from January 1, 2015, a net difference of $2,070,745 between the six months ended June 30, 2015 and 2014. The increase in the derivative liability during the six months ended June 30, 2015 is attributable to an increase of $1,108,030 related to the conversion feature of short term notes, reduced by a $1,627,209 decrease in the value of the derivative liability as of June 30, 2015, which is largely attributable to a decrease in the value of shares from $0.84 at December 31, 2014 to $0.37 at June 30, 2015. The increase in the derivative liability during the six months ended June 30, 2014 is attributable to the reduction of the remaining term of outstanding warrants, offset by the effect of increased share values as of June 30, 2014.

Non-controlling interest in Net Loss: During the six months ended June 30, 2015 and 2014, we reported net losses of $161,380 and $30,928, respectively, as the non-controlling interest in the net loss of our STW Energy Services, LLC subsidiary. This non-controlling interest in the net loss represents of a 25% non-controlling interest in the net loss of STW Energy Services, LLC, and a subsidiary company.

Net Loss from continuing operations: Net loss from continuing operations decreased by $2,310,081, or 37.7%, to a net loss of $3,824,673 for the six month period ended June 30, 2015 from a net loss of $6,134,754 for the six month period ended June 30, 2014. This net loss reflects the increased revenues with improved gross margin, less increased operating expenses and change in derivative liability discussed above.

Net loss from discontinued operations: Net loss from discontinued operations increased by $369,622 to a net loss of $733,389 from a net loss of $363,767 for the six months ended June 30, 2014.

Liquidity, Capital Resources, and Management Plans

Our condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the consolidated financial statements, we incurred a net loss of $4,558,062 during the six months ended June 30, 2015, and losses are expected to continue in the near term. The accumulated deficit since inception was $43,508,853 at June 30, 2015 (Refer to Note 7 for our discussion of stockholder deficit.) We have been funding our operations through private loans and the sale of common stock in private placement transactions. (Refer to Note 4 and Note 7 in the condensed consolidated financial statements for our discussion of notes payable and shares issued, respectively.) Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our oil & gas services and water reclamation services business units before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2015, we had $28,030 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of June 30, 2015 as compared to December 31, 2014, were as follows:

	June 30, 2015	December 31, 2014
Cash	$28,030	$137,524
Total current assets	$5,175,861	$5,527,039
Total assets	$6,173,489	$6,730,121
Total current liabilities	$24,028,913	$25,524,941
Total liabilities	$25,896,592	$27,618,158

At June 30, 2015, we had a working capital deficit of $18,853,052 compared to a working capital deficit of $19,997,902 at December 31, 2014. Current liabilities decreased to $24,028,913 at June 30, 2015 from $25,524,941 at December 31, 2014, primarily as a result of our derivative liability.

Our operating activities used net cash of $785,086 for the six months ended June 30, 2015 compared to net cash used in operations of $1,566,486 for the six months ended June 30, 2014. The net cash used in operations for the six months ended June 30, 2015, reflects a net loss of $4,558,062, decreased by $1,876,784 in non-cash charges and by $1,8 96,192 net increase in the working capital accounts. The net cash used in operations for the six months ended June 30, 2014 reflects a net loss of $6,498,5821, decreased by $2,044,984 in non-cash charges and by $2,856,123 increase in the working capital accounts.

Our investing activities used cash of $170,035 and $107,431 for the six months ended June 30, 2015 and June 30, 2014, respectively. Our investing activities for the six months ended June 30, 2015 and 2014 are attributable to purchases of equipment, net of related equipment loans.

Our operating activities from continuing operations used net cash of $37,650 for the six months ended June 30, 2015 compared to net cash used in continuing operations of $1,372,3266 for the six months ended June 30, 2014. The net cash used in continuing operations for the six months ended June 30, 2015, reflects a net loss of $3,824,673, decreased by $1,876,784 in non-cash charges and by $1,910,239 net increase in the working capital accounts. The net cash used in continuing operations for the six months ended June 30, 2014 reflects a net loss of $6,134,754, decreased by $1,981,055 in non-cash charges and by $2,781,374 increase in the working capital accounts.

Our investing activities from continuing operations used cash of $170,035 and $107,431 for the six months ended June 30, 2015 and June 30, 2014, respectively. Our investing activities from continuing operations for the six months ended June 30, 2015 and 2014 are attributable to purchases of equipment, net of related equipment loans.

Our financing activities from continuing operations provided cash of $1,572,183 for the six months ended June 30, 2015, which is comprised of bank overdraft of $609,611, proceeds of stock subscriptions of $100,000, decrease of $7,980 in related party receivables, repayment of $631,537 of related party payables, insurance premium finance contract of $121,927, proceeds of $2,219,000 from notes payable, the repayment of $631,538 of notes payable, and debt issuance costs of $131,000. Our financing activities from continuing operations resulted in cash inflow of $2,333,763 for the six months ended June 30, 2014, which is represented by $8,211 of book overdraft, increase of stock subscriptions payable of $540,000, a net increase in related party accounts payable of $1,168,508, increase in the insurance premium financing of $526,462, the repayment of $95,496 of notes payable, proceeds from notes payable of $80,000, and proceeds from the issuance of common stock of $122,500.

Our operating activities from discontinued operations used net cash of $1,421,298 for the six months ended June 30, 2015 compared to net cash used in discontinue operations of $194,160 for the six months ended June 30, 2014. The net cash used in discontinued operations for the six months ended June 30, 2015, reflects a net loss of $733,389, decreased by $133,490 in non-cash charges and by $821,399 net decrease in the working capital accounts. The net cash used in discontinued operations for the six months ended June 30, 2014 reflects a net loss of $363,767, decreased by $94,857 in non-cash charges and by $74,750 increase in the working capital accounts.

Our financing activities from discontinued operations used cash of $52,694 for the six months ended June 30, 2015, which is comprised of the repayment of $52,694 of notes payable.

Our financing activities provided cash of $845,627 for the six months ended June 30, 2015, which is comprised of proceeds of stock subscriptions of $100,000, decrease of $7,980 in related party receivables, repayment of $631,537 of related party payables, insurance premium finance contract of $121,927, proceeds of $2,219,000 from notes payable, the repayment of $740,743 of notes payable, and debt issuance costs of $131,000. Our financing activities resulted in cash inflow of $2,333,763 for the six months ended June 30, 2014, which is represented by $8,211 of book overdraft, increase of stock subscriptions payable of $540,000, a net increase in related party accounts payable of $1,168,508, increase in the insurance premium financing of $526,462, the repayment of $95,496 of notes payable, proceeds from notes payable of $80,000, and proceeds from the issuance of common stock of $122,500.

Credit Facility

On March 19, 2014, we entered into a Line of Credit Agreement (the "Credit Agreement") with Black Pearl Energy, LLC ("Black Pearl"), an entity controlled by Stan Weiner and Lee Maddox, the Company’s Chief Executive Officer and former Chief Operating Officer, respectively, and one of our directors: Grant Seabolt. Pursuant to the Credit Agreement, Black Pearl issued us a $2,000,000 line of credit, approximately $1,010,000 of which has already been advanced to us; the credit was issued in the form of a promissory note (the "Note"). We were to pay back all advanced funds on or before August 1, 2014, although such date would be extended to September 30, 2014 if we do not receive gross proceeds of no less than $6,000,000 resulting from either or both of: (a) the consummation of one or more private placements of debt or equity securities, not including the funds received pursuant to the Credit Agreement; or (b) the filing of a registration statement on Form S-1 with the Securities and Exchange Commission (“ SEC ”) for a public offering of our securities. Interest accrues at 11% per annum. To further induce Black Pearl to issue us the line of credit, we agreed to issue them 250,000 restricted shares of our common stock (after which, Black Pearl will own 250,000 (1%) of our common stock) and a $25,000 transaction fee to be paid on the final closing date of the credit line. In the first quarter of 2015 all of this debt was rolled into a related party note.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of June 30, 2015, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Sichenzia and Ross Lawsuit. On June 13, 2014, Sichenzia Ross Friedman Ference LLP (“Sichenzia Ross”) filed a lawsuit against the Company in the Supreme Court of New York, County of New York, Index No. 155843/2013, seeking $80,036.22 in legal fees and expenses from the Company. The legal fees and expenses related to Sichenzia Ross’ representation of the Company on SEC matters. On October 8, 2014, the Parties entered into a Settlement Agreement whereby the Company agreed to pay Sichenzia Ross $80,036.22 on or before November 28, 2014 or within three business days of the Company closing its current round of financing. The agreement to pay was secured by the Company providing Sichenzia Ross an “Affidavit of Judgment by Confession” in the amount of $80,036.22 to be filed only if the Company failed to pay the $80,036.22 by the due date, plus a five day cure period ending on December 03, 2014. On December 10, 2014, Sichenzia Ross filed the Judgment by Confession with the Court, and the Judgment remains unsatisfied.

Bob J. Johnson & Associates Lawsuit. Since June 30, 2014, there has been one lawsuit filed on July 14, 2014 against the Company’s subsidiary, STW Water Process & Technologies, LLC (“STW Water”), Bob J. Johnson & Associates, Inc. (BJJA) v. Alan Murphy and STW Water & Process Technologies, LLC, Case No. CV50473 in the 238th District Court of Midland County, Texas (the “BJJA Lawsuit”). BJJA sought to enforce an allegedly enforceable covenant not to compete and a confidentiality agreement signed by Alan Murphy, STW Water’s recently hired President, who was a former vice president and employee of BJJA. On July 14, 2014, BJJA obtained a TRO against Alan Murphy, STW Water and those associated with the Defendants, which, by the Company’s ownership of STW Water, included the Company. The TRO temporarily prohibited the Company, STW Water and Alan Murphy from contacting two key customers of STW and STW Water, Pioneer Energy Resources and the City of St. Stockton, Texas. On July 28, 2014, the Court held a temporary injunction hearing, which resulted in the TRO being dissolved and the Court refusing to further enjoin STW, STW Water or Alan Murphy from competing with BJJA. The case is still on the docket and BJJA has sought some initial discovery from the Company; however, the Company’s counsel is confident that it will not go forward to a trial on the merits, thereby precluding any appreciable risk of a permanent injunction. The Company continues to vigorously defend this lawsuit and Management does not expect to incur any liability beyond its costs of defense.

Viewpoint Securities, LLC Arbitration. On or about July 9, 2012, the Company and Stan Weiner, the Company's chief executive officer, received a demand for arbitration with the American Arbitration Association. The demand was filed by Viewpoint Securities LLC ("VP") who entered into an engagement agreement, dated March 9, 2008 (as amended on March 9, 2008, November 10, 2008, January 1, 2009, February 5, 2010, and December 1, 2010), with STW whereby the Company retained VP to act as its financial and capital markets advisor regarding equity and debt introduced by VP to the Company. The demand alleged breach of contract, breach of the covenant of good faith and fair dealings, negligence prayer for commissions and expenses incurred by VP in its efforts to provide introductions and attempt to provide financing to the Company from March 9, 2008 through February 2, 2012, the date of termination of the Agreement. VP seeks, among other things, $216,217 and a warrant to purchase 566,667 shares of the Company's common stock, payment of a $15,000 promissory note plus 3+ years of interest at 12%, attorneys' fees of $18,000.00 and costs of arbitration for filing fees and hearing fees. The Company believed it had valid defenses and contested these claims vigorously. On August 18, 2012, VP dismissed Stan Weiner from the claim with prejudice. A final arbitration hearing was held on February 3, 2014. On April 1, 2014, the Arbitrator issued an Award in favor of Viewpoint for $196,727.77 on Viewpoint's claim for $216,217 in fees and expenses, plus $5,541.46 in arbitration hearing fees and expenses; interest shall accrue at the rate of 10% per annum on any unpaid portion of the award commending April 1, 2014. The Arbitrator denied Viewpoint's claims related to the Company's warrants, a $15,000 promissory note plus 12% interest and for $18,000 in attorneys' fees. The Award was final on April 01, 2014, and on October 28, 2014, Viewpoint filed a lawsuit in San Diego County, California Superior Court seeking to enforce its Arbitration Award in Case No. 37-2014-00036027-CU-PA-CTL. On December 08, 2014, the Company filed a Motion to Dismiss the enforcement action due to Viewpoint having forfeited its corporate rights in California due to non-payment of California corporate taxes, and that motion is still pending before the Court. Subsequent to June 30, 2015, on July 07, 2015, STW and Viewpoint signed a “Payment and Standstill Agreement, wherein the parties agreed that the total Arbitration Award with interest totaled $228,170.92, that Viewpoint would not seek post Award attorneys’ fees from STW, and that so long as STW made bi-weekly payments of $2,000.00, beginning on July 10, 2015, Viewpoint would stay any efforts to collect on the Arbitration Award, and when fully paid, would fully release STW from the Arbitration Award.

United Drilling, Inc. Lawsuit. On May 06, 2015, United Drilling, Inc. (“United Drilling”) filed a lawsuit against STW and Case Drilling and Pump Service, LLC pending in the District Court of the 83rd Judicial District in Pecos County, Texas, styled United Drilling, Inc. v. STW Resources Holding Corp. et al., Cause No. P-7405-83-CV (the “United Lawsuit”). United Drilling provided water well drilling services as a subcontractor to Case Drilling in the amount alleged to be $1,577,883.33 related to Case Drilling providing drilling services to STW Water Process & Technologies, LLC (a wholly owned subsidiary of STW) for Capitan Reef Test Well No. 1, located in Pecos County, Texas (the “Test Well”). Case Drilling did not pay United Drilling; therefore, United Drilling filed the United Lawsuit to attempt to foreclose on an alleged statutory lien on STW’s water lease with the City of Fort Stockton, Texas, on which the Test Well was located. United Drilling seeks any monies owed by STW to Case Drilling for the Test Well to be paid to United Drilling. STW has asserted that it had a “turn-key” contract with Case Drilling, which required Case Drilling to deliver a producing water well, which it did not. Accordingly, STW alleges that since it owed nothing to Case Drilling, correspondingly, it owes nothing to United Drilling. In addition to STW filing its Answer and Affirmative Defenses to United Drilling’s claims, it has also filed a counterclaim against United Drilling for wrongfully placing a lien on STW’s Fort Stockton water lease, and STW has cross-claimed Case Drilling for breach of contract and indemnity related to Case Drilling’s alleged failure to pay its subcontractor, United Drilling. STW and United Drilling have participated in substantive settlement discussions and have a definitive settlement agreement prepared awaiting execution. Based on the Company counsel's legal opinions regarding the invalidity of United Drilling's lien.

Dufrane Nuclear Shielding, Inc. Counterclaims. On July 16, 2015, Dufrane Nuclear Shielding, Inc., Dufrane Construction, LLC (collectively “Dufrane”) and Joshua C. Brooks filed a counterclaim against STW and its subsidiaries in Case No. CV-50864, pending in the 238th District Court of Midland County, Texas, styled STW Resources Holding Corp., et al. v. Felipe Sanchez, et al. (the “Dufrane Counterclaims”). Dufrane is suing STW over a $725,000 promissory note and an equipment rental agreement, and Joshua C. Brooks is suing STW alleging he was not released from certain guaranty obligations with equipment providers. STW and its subsidiaries filed a general denial and the parties have been working together on an agreed accounting of payments made and the allocations of those payments, with a view towards settling the Dufrane Counterclaims.

Seaboard International, Inc. Lawsuit. On July 07, 2015, Seaboard International, Inc. (“Seaboard”) filed a lawsuit against STW and Case Drilling and Pump Service, LLC pending in the District Court of the 112th Judicial District in Pecos County, Texas, styled Seaboard International, Inc. v. Case Drilling & Pump, LLC, et al., Cause No. P-11813-112-CV (the “Seaboard Lawsuit”). Seaboard provided water well drilling services as a subcontractor to Case Drilling in the amount alleged to be $80,685.01related to Case Drilling providing drilling services to STW Water Process & Technologies, LLC (a wholly owned subsidiary of STW) for Capitan Reef Test Well No. 1, located in Pecos County, Texas (the “Test Well”). Case Drilling did not pay Seaboard; therefore, Seaboard filed the Seaboard Lawsuit to attempt to foreclose on an alleged statutory lien on STW’s water lease with the City of Fort Stockton, Texas, on which the Test Well was located. Seaboard seeks any monies owed by STW to Case Drilling for the Test Well to be paid to United Drilling. STW has asserted that it had a “turn-key” contract with Case Drilling, which required Case Drilling to deliver a producing water well, which it did not. Accordingly, STW alleges that since it owed nothing to Case Drilling, correspondingly, it owes nothing to Seaboard. In addition to STW filing its Answer and Affirmative Defenses to United Drilling’s claims, it has also filed a counterclaim against Seaboard for wrongfully placing alien on STW’s Fort Stockton water lease, and STW has cross-claimed Case Drilling for breach of contract and indemnity related to Case Drilling’s alleged failure to pay its subcontractor, Seaboard. The Company will vigorously defend this lawsuit and does not expect significant liability from this matter. Based on the Company counsel’s legal opinions regarding the invalidity of United Drilling’s lien, the Company does not expect to incur any substantial liability from this matter.

Item 1A. Risk Factors
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item. Please refer to our Form 10-K filed with the SEC on April 3, 2015 under item 1.A Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has authorized to issue up to 191,666,667 shares of common stock with a par value of $0.001 per share.

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

On May 13, 2015, the Company issued 500,000 shares of its common stock and warrants to purchase up to 500,000 shares of the Company’s common stock at $0.59 per share to an accreditor investor who provided the Company with a $385,000 original issue discount bridge note, which yielded net proceeds of $350,000 to the Company.

On May 14, 2015, the Company issued 341,667 shares of common stock to two consultants for value of $230,501.

On May 15, 2015, the Company issued 26,000 shares of common stock to two consultants for value of $18,610.

On May 18, 2015, Company issued 206,667 shares of common stock to two consultants for value of $155,000.

On July 9, 2015, the Company issued 355,500 shares of common stock to forty-three employees for performance bonuses, valued at $71,100.

On July 22, 2015, the Company issued 200,000 shares of common stock to a qualified investor pursuant to the terms of the loan payoff, valued at $40,000.

On July 28, 2015, the Company issued 50,000 shares of common stock to a consultant for services rendered, valued at $32,500.

The Company does not expect to incur any substantial liability from this matter.

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

none

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

STW RESOURCES HOLDING CORP
(Registrant)

Date: October 6, 2015	By: /s/ Stanley T. Weiner
Stanley T. Weiner
President and Chief Executive Officer (Principal Executive Officer)

Date: October 6, 2015	By: /s/ Robert J. Miranda
Robert J. Miranda
Vice President and Chief Financial Officer (Principal Accounting Officer)