Form 10-Q
period 2015-09-30
STW RESOURCES HOLDING CORP.
filed 2015-11-24
CIK 1357838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 24, 2015, there were 35,844,548 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

i

PART I
ITEM 1. FINANCIAL STATEMENTS
STW Resources Holding Corp
Condensed Consolidated Balance Sheets
	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current Assets
Cash	$--	$137,524
Accounts receivable, trade, net	1,612,968	3,493,918
Accounts receivable from related parties	--	7,980
Deferred project costs	1,416,423	480,000
Prepaid expenses and other current assets	462,082	329,475
Assets of discontinued operations	--	1,078,142
Total Current Assets	3,491,473	5,527,039
Long Term Assets
Property and equipment, net	949,386	1,203,082
TOTAL ASSETS	$4,440,859	$6,730,121
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Book overdraft	$671,037	$--
Accounts payable	3,055,185	3,467,690
Payable to related parties:
Black Pearl Energy, LLC	167,286	1,276,588
Crown Financial, LLC	1,345,855	2,034,810
Dufrane Nuclear, Inc.	47,767	--
Accrued compensation – officers	1,013,380	873,380
Current portion of notes payable, net of discounts, including $1,595,672 and $1,077,235 payable to related parties, respectively	7,627,546	5,869,484
Sales and payroll taxes payable	2,475,066	2,197,768
Insurance premium finance contract payable	186,044	208,271
Accrued expenses and interest	2,508,728	1,727,734
Deferred revenue	1,404,668	680,000
Accrued compensation	401,366	495,934
Accrued board compensation	254,531	496,067
Fees payable in common stock	1,289,891	2,783,711
Stock subscriptions payable	117,000	27,000
Liabilities of discontinued operations	1,059,168	2,584,164
Derivative liability	22,701	802,340
Total Current Liabilities	23,647,219	25,524,941
Notes payable, net of discount and current portion, $540,919 and $623,159 payable to related parties, respectively	2,616,282	2,093,217
Total Liabilities	26,263,501	27,618,158
Commitments and contingencies (Note 9)
Stockholders' Deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	--	--
Common stock; $0.001 par value; 191,666,667 shares authorized, 35,844,548 and 28,194,953 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	35,847	28,197
Additional paid in capital	24,242,826	18,383,411
Accumulated deficit	(45,749,846)	(39,112,171)
Total Stockholders' Deficit of STW Resources Holding Corp.	(21,471,173)	(20,700,563)
Non-controlling interest in subsidiary	(351,469)	(187,474)
Total Stockholders’ Deficit	(21,822,642)	(20,888,037)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,440,859	$6,730,121

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statements of Operations
For the three and nine month periods ended September 30, 2015 and 2014 (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Water treatment services	$1,063,219	$162,846	$1,330,989	$172,897
Energy and construction services	2,844,351	3,100,205	7,362,094	8,258,119
Related parties services revenue	--	56,232	354	91,370
Net revenues	3,907,570	3,319,283	8,693,437	8,522,386

Cost of revenues	2,775,727	2,765,557	5,780,712	7,873,837
Gross Profit	1,131,843	553,726	2,912,725	648,549

Operating expenses
Research and development	--	--	7,435	151,955
Sales and marketing	50,400	163,547	316,260	379,362
General and administrative	2,693,622	3,205,399	6,986,042	7,740,510
Depreciation and amortization	48,240	25,748	119,548	47,291
Total operating expenses	2,792,262	3,394,694	7,429,285	8,319,118

Loss from operations	(1,660,419)	(2,840,968)	(4,516,560)	(7,670,569)

Interest expense, including related party interest of $42,730 and $9,796 for the three months ended September 30, 2015 and 2014, respectively, and $113,128 and $29,389 for the nine months ended September 30, 2015 and 2014, respectively.	(833,126)	(491,913)	(3,428,867)	(1,353,529)
Change in derivative liability	260,461	(834,930)	1,887,670	(1,278,466)
Loss from continuing operations	$(2,233,084)	$(4,167,811)	$(6,057,757)	$(10,302,564)
Loss from operations of discontinued entities	(10,524)	(1,141,849)	(743,913)	(1,505,616)
Net Loss	(2,243,608)	(5,309,660)	(6,801,670)	(11,808,180)
Share of net income (loss) of subsidiary attributable to non-controlling interest	(2,615)	(135,366)	(163,995)	(166,294)
Net Loss of STW Resources Holding Corp.	$(2,240,993)	$(5,174,294)	$(6,637,675)	$(11,641,886)

Loss per common share – basic and diluted	$(0.06)	$(0.19)	$(0.21)	$(0.49)
Weighted average shares outstanding – basic and diluted	35,753,309	27,006,992	32,160,646	23,657,068

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
For the nine months ended September 30, 2015

	Common Stock $0.001 Par
	Number	Amount	Additional Paid In Capital	Accumulated Deficit	Non- Controlling Interest	Stockholders’ Deficit
Balance, December 31, 2014	28,194,953	$28,197	$18,383,411	$(39,112,171)	$(187,474)	$(20,888,037)
Shares issued to employees from fees payable in common stock	2,548,334	2,549	1,819,477			1,822,026
Shares issued to consultants from fees payable in common stock	2,152,456	2,153	1,682,193			1,684,346
Shares issued as board of director fees	908,658	909	674,091			675,000
Shares issued for subscriptions stock payable	15,385	15	9,985			10,000
Shares issued upon conversion of notes payable and accrued interest	276,391	276	355,684			355,960
Shares issued in connection with the 2015 Transfer Agreements as origination fees	525,000	525	420,475			421,000
Shares issued for financing fees	700,000	700	319,769			320,469
Shares issued per Salttech & Black Pearl Energy Agreements	523,371	523	305,182			305,705
Value of warrants issued as debt issuance costs			272,559			272,559
Net loss for the period				(6,637,675)	(163,995)	(6,801,670)
Balance, September 30, 2015	35,844,548	$35,847	$24,242,826	$(45,749,846)	$(351,469)	$(21,822,642)

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine month periods ended September 30, 2015 and 2014

	Nine Month Periods Ended September 30:
	2015	2014
Cash flows from operating activities – continuing operations
Net loss of STW Resources Holding Corp	$(6,057,757)	$(10,302,564)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	119,548	47,291
Change in fair value of derivative liability	(1,887,670)	1,278,466
Financing costs of notes payable	412,590	42,594
Change in fair value of debt instruments converted to equity	--	(272,980)
Amortization of discount and debt issuance costs	1,773,640	137,902
Share-based compensation	2,714,684	3,486,606
Changes in working capital:
(Increase) Decrease in accounts receivable	1,880,950	(885,391)
(Increase) Decrease in deferred project costs	(936,423)	--
(Increase) Decrease in prepaid expenses and other current assets	(132,607)	(448,145)
Increase (Decrease) in accounts payable	247,664	1,792,032
Increase (Decrease) in sales and payroll taxes payable	789,142	1,773,511
Increase (Decrease) in deferred revenue	724,668	--
Increase (Decrease) in accrued expenses and interest	804,188	--
Increase (Decrease) in accrued compensation	(81,405)	230,219
Increase (Decrease) in accrued board compensation	433,464	--
Net cash provided by/used in operating activities	804,676	(3,120,459)
Cash flows from investing activities – continuing operations
Purchase of equipment, net of equipment loans	(170,035)	(470,689)
Net cash used in investing activities	(170,035)	(470,689)
Cash flows from financing activities – continuing operations
Book overdraft	671,037	--
Stock subscriptions payable	100,000	--
Related party accounts receivables	7,980	(14,236)
Related party accounts payables, credit facilities, notes, and advances	(755,688)	1,435,493
Increase (Decrease) in insurance premium finance contract payable	(22,227)	362,256
Proceeds from notes payable	2,629,000	364,137
Principal payments of notes payable	(1,752,438)	(197,369)
Proceeds from issuance of common stock	--	1,221,500
Debt issuance costs	(146,000)	--
Net cash provided by financing activities – continuing operations	731,664	3,171,781
Net increase in cash – continuing operations	1,366,305	(419,367)
Cash flows from operating activities – discontinued operations
Net loss	$(743,913)	$(1,505,616)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of discontinued entities	18,681	134,989
Loss on disposition of property and equipment of discontinued entities	114,809	39,861
Changes in working capital:
(Increase) Decrease in assets of discontinued operations	1,184,584	(553,217)
Increase (Decrease) in liabilities of discontinued operations	(2,005,981)	2,686,566
Net cash (used)/provided by operating activities – discontinued operations	(1,431,820)	802,583
Cash flows from investing activities – discontinued operations
Cash flows from financing activities – discontinued operations
Principal payments of notes payable of discontinued entities	(72,009)	(74,753)
Net cash provided by financing activities – discontinued operations	(72,009)	(74,753)
Net decrease in cash – discontinued operations	(1,503,829)	727,830
Net increase (decrease) in cash	(137,524)	308,463
Cash at beginning of period	137,524	4,699
Cash at end of period	$--	$313,162

 (Continued)

STW Resources Holding Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine month periods ended September 30, 2015 and 2014

Supplemental cash flow information:
Cash paid for interest	$105,557	$19,803
Cash paid for income taxes	$--	$--

Non-cash investing and financing activities:
Shares issued from common stock subscriptions payable	$10,000	$160,000
Value of shares issued to employees as compensation	$1,822,026	$1,011,375
Value of shares issued to consultants	$1,684,346	$775,575
Value of shares issued as board fees	$675,000	$558,157
Value of shares issued in connection with extension of notes payable	$--	$68,616
Value of shares issued in payment of accrued PIK interest	$--	$540,777
Value of shares issued upon conversion of notes payable and accrued interest	$355,960	$1,588,074
Shares issued for 2015 Transfer Agreement origination fees	$421,000	$--
Shares issued for Financing Fees	$320,469	$--
Value of shares issued as charitable contributions	$--	$110,000
Shares issued per Salttech & Black Pearl Energy Agreements	$305,705	$--
Value of warrants issued as debt issuance costs	$272,559	$--
Value of conversion feature of JMJ convertible note payable	$--	$50,000
Value of derivative associated with convertible note payable	$--	$715,981

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

STW Resources Holding Corp
Notes to Condensed Consolidated Financial Statements (Unaudited)
Nine Month Periods Ended September 30, 2015 and 2014

NOTE 1 – NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements of STW Resources Holding Corp and its subsidiaries (“STW,” “we,” “us, “our” and “our Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2015, or for any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K for such year as filed on April 3, 2015. During the nine months ended September 30, 2015, the Company decided to shut down the operations of its Energy and Oilfield businesses. Accordingly, some information included in our form 10-K may not be comparable to the information included in this form 10-Q. The December 31, 2014 condensed consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for such year as filed on April 3, 2015, see Reclassifications below.

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

Consolidation policy

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015, include the accounts of the STW Resources Holding Corp and its wholly owned subsidiaries: STW Water Process & Technologies LLC and STW Pipeline Maintenance & Construction, LLC. The condensed consolidated financial statements for the three and nine months ended September 30, 2014, include STW Resources Holding Corp and STW Pipeline Maintenance & Construction, LLC as STW Water Process & Technologies LLC was not established prior to the quarterly period ended September 30, 2014. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Reclassifications

Certain reclassifications were made to the prior period condensed consolidated financial statements to conform to the current period presentation. There was no change to the previously reported net loss. Additionally, the financial statements for September 30, 2014, and December 31, 2014 have been revised for the discontinued operations (See Note 8).

Non-Controlling interest

On June 25, 2013, the Company invested in a limited liability company (“LLC”) by obtaining a 75% interest in STW Energy Services, LLC (“STW Energy”). The non-controlling interest in STW Energy is held by Crown Financial, LLC, a Texas Limited Liability Company (“Crown” or “Crown Financial”). As of December 31, 2014, $2,500 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in STW Energy, with a cumulative net loss attributable to non-controlling interests of $187,474 for the year ended December 31, 2014. During the three and nine month period ended September 30, 2015, a net loss attributable to the non-controlling interest of $5,615 and $163,995, respectively, was incurred. As of September 30, 2015, the net deficit interest in the subsidiary held by the non-controlling interest is $351,471

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $45,749,846 as of September 30, 2015, and as of that date was delinquent in payment of $2,475,066 of sales and payroll taxes. As of September 30, 2015, $6,493,616 of notes payable were in default. Since its inception in January 2008 through September 30, 2015, management had raised equity and debt financing of approximately $23,000,000 to fund operations and provide working capital. The cash resources of the Company are insufficient to meet its planned business objectives without additional financing. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts consists primarily of receivables from oil & gas services fees. Management determines the allowance for doubtful accounts based on historical losses and current economic conditions. On a continuing basis, management analyzes delinquent receivables, and once these receivables are determined to be uncollectible, they are written off either against an existing allowance account or as a direct charge to the condensed consolidated statement of operations. As of September 30, 2015 and December 31, 2014, the allowances for doubtful accounts were $40,390 and $6,773, respectively.

Loan Discounts

The Company amortizes loan discounts over the term of the loan using the effective interest method.

Concentration of Credit Risk

A financial instrument that potentially subjects the Company to concentration of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner per institution. At September 30, 2015, there were no account balances per institution that would have exceeded the $250,000 insurance limit.

The Company anticipates entering into long-term fixed-price contracts for its services with select oil and gas producers and municipal utilities. The Company will control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures.

As of September 30, 2015, three vendors accounted for 15%, 8% and 5% of total accounts payable. During the three months ended September 30, 2015, three vendors accounted for 55%, 9%, and 5% of total purchases. During the nine months ended September 30, 2015, three vendors accounted for 59%, 13%, and 7% of total purchases. As of December 31, 2014, three vendors accounted for 20% of total accounts payable. During the year ended December 31, 2014, two vendors accounted for 69% of total purchases.

As of September 30, 2015, three customers accounted for 45%, 34% and 7% of accounts receivable. During the three months ended September 30, 2015, three customers accounted for 67%, 19% and 6% of net revenues. During the nine months ended September 30, 2015, three customers accounted for 71%, 12% and 7% of net revenues. As of December 31, 2014, three customers accounted for 43%, 11% and 3% of accounts receivable. During the year ended December 31, 2014, three customers accounted for 39%, 11% and 7% of total revenues.

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

The following table presents certain financial instruments measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2015 and December 31, 2014.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability at September 30, 2015	$--	$--	$22,701	$22,701
Fair value of Derivative Liability at December 31, 2014	$--	$--	$802,340	$802,340

Accounting for Derivatives Liabilities

The Company evaluates stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. Financial instruments classified as a derivative instrument are marked-to-market at each balance sheet date and recorded as an asset or a liability with the change in fair value adjusted through the statement of operations in other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification to a liability are recorded at the fair value of the instrument on the reclassification date.

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

The Company had no such asset impairments during the nine months ending September 30, 2015 or 2014. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services under development will continue. Either of these could result in future impairment of long-lived assets.

Revenue Recognition

Services Revenues from Master Services Agreements

During the year ended December 31, 2014, the Company entered into Master Services Agreements (“MSA”) with several major oil & gas companies. These MSAs authorize the Company to provide a range of oil & gas support services including oilfield site construction and maintenance, pipeline maintenance, oil rig cleaning, site preparation, energy support services, and other oil & gas support services. The Company bills these customers pursuant to purchase orders issued under the MSAs. The revenues billed include hourly labor fees and equipment usage fees. The Company recognized revenues from these contracts as the services are performed under the customer purchase orders and no further performance obligations exist, generally in the form of a customer approval. During the three and nine months ended September 30, 2015, the Company recognized $2,844,351 and $7,362,448, respectively of revenues from these services contracts, which included zero and $354, respectively of revenues from related parties. During the three and nine months ending September 30, 2014, the Company realized revenue of $3,156,437 and $8,349,489, respectively from services contracts, which included $56,232 and $91,370, respectively of the service revenue was from related parties.

Contract Revenue and Cost Recognition on Engineering and Design Services

During the nine month period ended September 30, 2015, the Company completed a contract to design, build and deliver custom design, engineering and construction of the Horizon City Municipal Utility District Reverse Osmosis (RO) Concentrator facility to Horizon City, Texas. As of December 31, 2014, the Company reported deferred revenue of none and deferred costs of $136,898 related to this contract. Total revenues of $934,558 and costs of $713,464 were recognized during the nine month period ended September 30, 2015, upon completion of the contract and acceptance of the concentrator facility.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at September 30, 2015 and December 31, 2014, respectively.

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

At September 30, 2015 and December 31, 2014, the Company had no grants of employee common stock options or warrants outstanding.

Loss per Share

The basic net loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted net loss per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive shares arising from debt or equity instruments. Diluted net loss per share is the same as basic net loss per share due to the lack of dilutive items. As of September 30, 2015 and December 31, 2014, the Company had 17,793,525 and 14,442,977 shares issuable upon conversion or exercise, respectively, which have been excluded as their effect is anti-dilutive.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized on the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Furniture	3 years
Tools, equipment, and vehicles	3-5 years
Leasehold improvements	remaining life of lease

Stock Subscriptions Payable

The initial balance of stock subscriptions payable as of December 31, 2014, was $27,000 representing 41,539 shares to be issued. During the three and nine months ended September 30, 2015, zero and $10,000, respectively of these stock subscriptions payable were issued representing zero and 15,385, respectively shares of common stock. In the second quarter the Company received $100,000 in proceeds for additional common stock to be issued. The remaining balance of stock subscriptions payable as of September 30, 2015, is $117,000 representing 126,154 shares to be issued.

Fees Payable in Common Stock

During the three and nine months ended September 30, 2015, the Company agreed to issue a net of 5,738,834 and 8,315,430 shares, respectively, valued at $1,242,436 and $2,985,686 in payment of performance bonuses, employment signing bonuses, consulting fees, and interest. During the three and nine months ended September 30, 2015, the Company issued an aggregate of 605,500 and 6,200,552 shares, respectively, of its common stock, valued at $144,069 and $4,106,421, respectively, in payment of performance bonuses, employment signing bonuses, consulting fees, and interest which left a remaining balance in fees payable in common stock of $1,289,894, or 5,474,640 shares.

Payroll tax liabilities

As of September 30, 2015, the Company reported $2,475,066 of sales and payroll taxes payable. The payroll taxes payable includes $935,000 of estimated IRS trust fund penalties as of September 30, 2015 and December 31, 2015. These penalties have not been assessed by the IRS.

On July 22, 2015, the Company entered into an installment agreement with the IRS for the payment of $80,000 monthly on its past payroll taxes. It’s the Company’s understanding from conversations with the IRS collections division that provided the Company makes all of its installment payments timely, the IRS will not assess the 100% trust fund tax penalty. If the Company were to default on its installment payment agreement, the IRS may assess an additional $750,000 of trust fund penalties.

Recently Issued Accounting Standards

Recent accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Office furniture and equipment	$29,467	$29,467
Tools and yard equipment	673,942	621,995
Vehicles and construction equipment	477,187	635,220
Facilities and leasehold improvements	15,933	15,933
Total, cost	1,196,529	1,302,615
Accumulated Depreciation and Amortization	(247,143)	(99,533)
Property and equipment, net	$949,386	$1,203,082

Depreciation and amortization expense for the three and nine month periods ended September 30, 2015 were $48,240 and $119,548, respectively. Depreciation and amortization expense for both the three and nine month periods ended September 30, 2014 were $25,748 and $47,291, respectively.

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

The Accounts Purchase Agreement shall remain valid until terminated by either party upon 30 days written notice. The Accounts Purchase Agreement is secured by a security interest in substantially all of STW Energy’s assets pursuant to the terms of a Security Agreement. As of September 30, 2015 and December 31, 2014, respectively, there were no accounts receivables subject to recourse due to nonpayment of the purchased accounts.

NOTE 4 – NOTES PAYABLE

The Company’s notes payable at September 30, 2015 and December 31, 2014, consisted of the following:

	September 30,	December 31,
Name	2015	2014

14% convertible notes	$2,296,342	$2,296,342
12% convertible notes	100,000	100,000
2015 transfer agreements	290,000	--
GE Ionics note	2,100,000	2,100,000
Deferred compensation notes	279,095	279,095
STW Resources revenue participation notes	764,500	764,500
Dufrane note payable	545,879	725,000
Black Pearl note payable	777,096	--
Other short-term debt	55,000	55,000
2015 Q2 short term financing	486,000	--
2015 Q3 ST Loans	606,000	--
Viewpoint Securities	191,469	--
Capital lease obligations	24,184	30,437
STW Resources revenue participation notes – Upton project	1,607,000	1,573,000
Crown Financial note	570,306	702,698
Equipment finance contracts	46,569	110,000
Discontinued operations L/T debt	--	(752,441)
Total notes payable	10,739,440	7,983,631
Less: current portion	(8,123,158)	(5,890,414)
Net long term portion notes payable	$2,616,282	$2,093,217

Current portion notes payable	$8,123,158	$5,890,414
Less items as follows:
Unamortized loan discounts and loan fees	453,343	20,930
Discontinued operations	42,269	--
Total current portion of notes payable, net of discounts	$7,627,546	$5,869,484

14% Convertible Notes

As of September 30, 2015 and December 31, 2014, the aggregate principal balances of the 14% convertible notes were $2,296,342 and $2,296,342, respectively. During the nine month period ended September 30, 2015, the Company had no activity on these notes. As of September 30, 2015, the total of outstanding 14% convertible notes was $2,296,342 of which $2,264,800 matured on or before September 30, 2015 and were in default, however, as of November 24, 2015, none of the note holders have declared the notes in default. The 14% convertible notes are convertible into 6,445,866 shares of the Company’s common stock. During the nine month period ended September 30, 2014, the Company converted principal and accrued interest of $983,437 in exchange for 1,648,267 shares of the Company’s common stock. The Company also issued 2,628 shares for the extension of a note valued at $3,628. The value of the stock issued was $812,607 resulting in additional interest expense of $214,234 upon the conversion of convertible debt. During the three month period ended September 30, 2014, the Company converted principal and accrued interest of $9,568 in exchange for 19,933 shares of the Company’s common stock. Additionally, the Company issued 2,628 shares for the extension of a note valued at $3,628. The value of the stock issued was $31,270 resulting in additional interest expense of $21,702. As September 30, 2014, the total of outstanding 14% convertible notes is $2,326,517 of which $488,210 matured on or before September 30, 2014 and is in default, however, as of December 22, 2014, none of the note holders have declared the notes in default.

As of September 30, 2015 and December 31, 2014, $171,892 of the 14% convertible notes is payable to related parties.

12% Convertible Notes

Between April 2009 and November 2010, the Company issued a series of 12% convertible notes payable to accredited investors that matured on November 30, 2011 and are currently in default. At September 30, 2015, the remaining balance was $100,000. In connection with the issuance of the 12% convertible notes, the Company also issued 273,583 warrants to purchase common stock at an exercise price of $0.12 per share that expire at various dates through 2015. The 12% convertible notes are convertible into 1,485,303 shares of the Company’s common stock.

During the three and nine months ended September 30, 2015, the Company has had no activity on the 12% convertible notes. The notes are currently in default, however, as of November 24, 2015, the note holders have not declared the notes in default. During the nine months ended September 30, 2014, the Company issued 1,137,417 shares of its common stock valued at $614,205 in payment of $225,000 of principal and $116,225 accrued interest (total of $341,225). The conversion of these notes payable and accrued interest for common stock resulted in a non-cash charge of $272,980 to the derivative liability upon the conversion of convertible debt. During the three months ended September 30, 2014, there was no activity.

Other Short-Term Debt

On January 1, 2014, the Company issued a $30,000 short term note to an investor, MKM Capital. The note bears interest at 8% and matured on January 1, 2015. The balance of the note payable as of September 30, 2015 and December 31, 2014, was $30,000. It is currently in default, however, as of November 24, 2015, MKM capital has not declared the note in default.

In September 2014, the Company entered into short term loan agreements with seven accredited investors for short term notes of $145,000 to be used to sustain daily operating activities. The notes matured in October 2014 with a 5% transaction fee at maturity and the lenders were entitled to receive 18% interest if the notes were not paid at maturity. As additional consideration for the loan, the Company agreed to issue the lenders an aggregate of 171,667 shares of common stock. These shares were included in the "Fees Payable in Common Stock" and were expensed as interest in the current period. As of September 30, 2015 and December 31, 2014, all but $25,000 of the delinquent loans had been repaid, but as of November 24, 2015, the remaining lender has not declared a default on the payment of his note.

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

On May 22, 2013, GE Ionics, Inc. ("GE") filed a lawsuit against STW in the Supreme Court of the State of New York, County of New York, Index No. 651832/2013 (the "GE Lawsuit"). Although the lawsuit arises out of STW's obligations to GE under its Settlement Agreement with GE entered into on August 31, 2010, upon which STW owed GE $2.1 million plus interest. GE elected to forgo suit on the settlement amount and sued STW for the original debt of $11,239,437, plus interest and attorneys' fees (the "Original Debt"). STW filed its Answer asserting that it is entitled to and shall pursue all of its available legal and equitable defenses to the Original Debt, inasmuch as GE had, among other things, failed to discount the Original Debt sued upon by the amounts that it recovered through re-use and re-sale of the equipment it fabricated for STW. Management has not accrued the original amount of the debt because Management has determined the probability of recovery is remote. The lawsuit is currently in the discovery phase of litigation and the parties are actively exploring settlement. (See Note 9)

Deferred Compensation Notes

As of September 30, 2015, and December 31, 2014, the Company had a balance of $279,095 and $279,095 payable under deferred compensation, non-interest bearing, notes to its former Chief Executive Officer and its in house counsel. The notes matured on December 31, 2012, and the notes are in default, however, as of November 24, 2015, none of the note holders have declared the notes in default.

Revenue Participation Notes

As of September 30, 2015 and December 31, 2014, the Company had an outstanding balance of $764,500 and $764,500, respectively, of Revenue Participation Notes comprised as follows:

	September 30,	December 31,
Name	2015	2014
2012 Revenue Participation Notes	$165,000	$165,000
2013 Revenue Participation Notes - STW Resources Salt Water Remediation	302,500	302,500
2013 Revenue Participation Notes - STW Energy	182,000	182,000
2013 Convertible Revenue Participation Notes - STW Pipeline	115,000	115,000
Total revenue participation notes	$764,500	$764,500

These notes are more fully described in the notes to the consolidated financial statements for the year ended December 31, 2014, which were included in the Company’s Annual Report on Form 10-K as filed with the SEC on April 3, 2015.

2014 Revenue Participation Notes – STW Resources Upton Project

On September 30, 2014, the Company issued its first note for the new Upton Project. The financing is a senior secured master note (“Master Note”) with a 15% coupon and a maturity of 18 months. According to the terms of the Master Note, the Company should pay interest only in the first three months of the issuance, and commencing on the fourth month of the issuance, the Company should pay equal monthly payment of principal and accrued interest through the maturity date of the Master Note with revenue participation interest. Additionally, the Master Note carries 5% royalty to be distributed based on pro rata ownership by investors in the Master Note. Payments for principal and interest will come solely from the revenue participation fees from water processing contracts related to brackish water. This Agreement, including but not limited to the revenue sharing arrangement, is applicable to the brackish water processing facility being built with the proceeds of the Master Note. As of September 30, 2015, the total principal amount of this financing was $1,607,000. At September 30, 2015, $819,752 of the principal payments was in default. As of the date of this Report, the investors have not declared a default on the payment of the Master Note.

Note payable to Crown Financial, LLC, a related party

On June 26, 2013, STW Energy Services, LLC entered into a loan agreement with Crown Financial, LLC for a $1.0 million loan facility to purchase machinery and equipment for STW Energy Services. Crown Financial, LLC is a related party in that it holds a 25% non-controlling interest in our subsidiary: STW Energy Services, LLC. The note matures on June 25, 2016, and bears interest at 15%. Commencing November 1, 2013, monthly principal and interest payments are due on the note over a thirty-three month period. The note is secured by all assets of STW Energy Services. LLC. As of September 30, 2015 and December 31, 2014, the Company had drawn down $570,306 and $702,698, respectively, of this loan facility. This loan is part of the discontinued operations.

Black Pearl Energy, LLC, a related party

On March 19, 2014, we entered into a Line of Credit Agreement (the "Credit Agreement") with Black Pearl Energy, LLC ("Black Pearl"), an entity controlled by the Company’s former CEO, Stan Weiner, former COO, Lee Maddox, and one of our directors and General Counsel, Grant Seabolt. Pursuant to the Credit Agreement, Black Pearl issued us a $2,000,000 line of credit, of which $1,054,944 had been advanced as of December 31, 2014. The credit was issued in the form of a promissory note (the "Note"). On February 26, 2015, the open balance of the credit line and accrued interest were converted into a note payable, described in more details in the Black Pearl note payable herein below, and the credit line was dissolved.

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

As of September 30, 2015 and December 31, 2014, the Company had $777,096 of related party notes payables and zero, respectively, to Black Pearl.

Dufrane Nuclear, Inc., a related party

As of September 30, 2015 and December 31, 2014, the Company has a related party note payable of $545,879 and $725,000, respectively, to Dufrane Nuclear, Inc. a company controlled by Mr. Joshua Brooks, the Company’s Former Chief Operating Officer. During the nine months ended September 30, 2015 and 2014, the Company made payments on the note of $179,121 and zero, respectively, in principal. Dufrane declared the note in default and brought suit on the note (See Legal Proceedings).

2015 Transfer Agreement Convertible Notes Payable

During the nine months ended September 30, 2015, the Company issued $1,375,000 of convertible transfer agreements to four (4) accredited investors. The transfer agreements bear interest at 5% and mature at various dates through October 17, 2015. During the nine months ended September 30, 2015, the Company paid principal of $1,085,000 and interest of $20,539. One of the notes is in default in the amount of $15,000, however, as of November 24, 2015, the note holder has not declared the note in default The remaining transfer agreements are convertible, including accrued interest, into 476,201 shares at a conversion price of $0.65 per share. In the event of default, the transfer agreements are convertible at a price equal to the lower of (a) $0.65 or (b) 60% multiplied by the lowest closing trade price of the common shares for the ten (10) trading days immediately prior to the applicable conversion date.

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

For the nine months ended September 30, 2015 and 2014, interest expense on all notes payable (including related parties in Note 6) described above was $3,329,083 and $1,564,896, respectively, which included $1,276,056 and $137,902, respectively, of amortization of debt discount and debt issuance costs.

Viewpoint Securities

On July 07, 2015, STW and Viewpoint signed a “Payment and Standstill Agreement, wherein the parties agreed that the total Arbitration Award with interest totaled $228,170.92, that Viewpoint would not seek post Award attorneys’ fees from STW, and that so long as STW made bi-weekly payments of $2,000.00, beginning on July 10, 2015, Viewpoint would stay any efforts to collect on the Arbitration Award, and when fully paid, would fully release STW from the Arbitration Award. The Company has made all scheduled payments to date. The balance on September 30, 2015 and December 31, 2014 was $191,469 and zero, respectively.

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

During the first quarter of 2015, the Company computed a historical volatility of 315% using daily pricing observations for recent periods. We applied a historical volatility rate of 315% during the period ended September 30, 2015, and future periods, since the Company exited its development stage and commenced commercial operations. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these embedded conversion features.

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

The following table presents our warrants and embedded conversion options which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of September 30, 2015 and December 31, 2014:

	For the nine months ended September 30, 2015	For the year ended December 31, 2014
Annual dividend yield	0%	0%
Expected life (years)	0.01	0.47 - 0.60
Risk-free interest rate	0.11%	0.11% - 0.25%
Expected volatility	315%	735%

	September 30, 2015	December 31, 2014
Embedded conversion features	$22,701	$751,439
Warrants	--	50,901
	$22,701	$802,340

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value on a recurring basis for each reporting period-end.

	For the nine months ended September 30, 2015	For the year ended December 31, 2014
Balance beginning	$802,340	$1,630,985
Value of derivative liability associated with JMJ note payable	--	42,592
Value of derivative liability attributable to conversion feature of transfer agreements	1,108,030	--
Value of derivative liability attributable to conversion of notes payable and accrued interest	--	(694,149)
Change in derivative liability associated with conversion of notes payable and accrued interest	--	(272,980)
Change in fair value	(1,887,669)	95,892
Balance ending	$22,701	$802,340

The increase in fair value of the derivative liability is largely attributable to the derivative liability associated with the conversion feature of the transfer agreement convertible notes payable. The change in the fair value of the derivative liability is attributable to the expiration of some of the warrants that were outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

Officers’ Compensation

During the nine months ended September 30, 2015 and 2014, we incurred $132,500 and $112,500, respectively, in officers’ compensation due to our Director, former Chairman, and former CEO, Mr. Stanley Weiner. During the three month periods ended September 30, 2015 and 2014, we incurred $45,000 and $37,500, respectively, in officers’ compensation. During the nine months ended September 30, 2015 and 2014, Mr. Weiner was paid $22,500 and zero, respectively. During the three months ended September 30, 2015 and 2014 Mr. Weiner was paid $22,500 and zero, respectively. As of September 30, 2015 and December 31, 2014, the balances of $478,083 and $413,083, respectively, were payable to Mr. Weiner for his compensation.

During the nine months ended September 30, 2015 and 2014, we incurred zero and $75,000, respectively, in officers’ compensation due to one of our former Directors and former Chief Operating Officer, Mr. Lee Maddox. During the three months ended September 30, 2015 and 2014, we incurred zero and zero, respectively, in officers’ compensation due to Mr. Maddox. During the nine months ended September 30, 2015 and 2014, the Company paid Mr. Maddox $5,000 and zero, respectively. As of September 30, 2015 and December 31, 2014, the balances of $175,500 and $220,500, respectively, were payable to Mr. Maddox for his compensation. In addition $40,000 of the note payable was shifted to Accounts Payable and is still open.

During the nine months ended September 30, 2015 and 2014, we incurred $96,000 and zero, respectively, in officers’ compensation due to one of our Directors and Officer, Mr. Paul DiFrancesco. During the three months ended September 30, 2015 and 2014, we incurred $36,000 and zero, respectively, in officers’ compensation due to Mr. DiFrancesco. During the nine months ended September 30, 2015 and 2014, the Company paid Mr. DiFrancesco $57,500 and zero, respectively. As of September 30, 2015 and December 31, 2014, the balances of $38,500 and zero, respectively, were payable to Mr. DiFrancesco for his salary.

During the nine months ended September 30, 2015 and 2014, we incurred $71,500 and $67,500, respectively, in general counsel services fees expense with Seabolt Law Group Mr. Grant Seabolt. During the three months ended September 30, 2015 and 2014, we incurred $24,000 and $22,500, respectively, in general counsel services fees expense with Seabolt Law Group, a firm owned by our Director and General Counsel, Mr. Seabolt. During the nine months ended September 30, 2015 and 2014, the Company paid Mr. Seabolt $21,000 and $22,500, respectively. As of September 30, 2015 and December 31, 2014, the balances of $230,297 and $166,083, respectively, were payable to Seabolt Law Group for their services.

On December 22, 2014, the Company entered into a settlement agreement and a $725,000 note payable to Dufrane. Under the terms of the settlement agreement, the 333,333 shares of common stock payable was cancelled and $180,000 of accrued officers’ compensation payable were discharged leaving a balance of accrued officers’ compensation of $60,000 as of December 31, 2014. There has been no additional activity during the nine months ending September 30, 2015. The balance in the accrued officer’s compensations for our former COO, Mr. Brooks, was $60,000 at both September 30, 2015 and December 31, 2014.

During nine months ended September 30, 2015 and 2014, we incurred $178,093 and $369,983, respectively, in CFO, audit preparation, tax, and SEC compliance services fees expense with Miranda CFO Services, Inc. and Miranda & Associates Mr. Robert J. Miranda. During three months ended September 30, 2015 and 2014, we incurred $71,657 and $70,000, respectively, in CFO, audit preparation, tax, and SEC compliance services fees expense with Miranda CFO Services, Inc. and Miranda & Associates, a Professional Accountancy Corporation, firms owned by our Chief Financial Officer, Mr. Miranda. As of September 30, 2015 and December 31, 2014, the balances of $97,863 and $219,271, respectively, were payable to Miranda & Associates for these services.

During nine month periods ended September 30, 2015 and 2014, we incurred $150,000 and $150,000, respectively, in officers’ salary due to the President of our wholly-owned subsidiary, STW Pipeline Maintenance & Construction, LLC, Mr. Jennings. During three month periods ended September 30, 2015 and 2014, we incurred $50,000 and $50,000, respectively, in officers’ salary due to Mr. Jennings. During the nine month period ended September 30, 2014, we incurred with Mr. Jennings a signing bonus comprised of 50,000 shares of the Company’s common stock valued at $21,000. As of September 30, 2015 and December 31, 2014, the balance of zero and $121,000, was payable to Mr. Jennings for the value of signing bonuses due under his employment agreement. These stock awards were accrued as fees payable in common stock the awards are vested.

During nine month periods ended September 30, 2015 and 2014, we incurred $150,000 and $50,000, respectively, in officers’ salary due to the President of our wholly-owned subsidiary, STW Water Process and Technologies, LLC, Mr. Murphy. During three month periods ended September 30, 2015 and 2014, we incurred $50,000 and $50,000, respectively, in officers’ salary due to Mr. Murphy. In the second quarter of 2014, we incurred with Mr. Murphy a signing bonus comprised of 333,333 shares of the Company’s common stock valued at $200,000. As of September 30, 2015 and December 31, 2014, the balance of zero and $200,000, was payable to Mr. Murphy for the value of signing bonuses due under his employment agreement. These stock awards were accrued as fees payable in common stock the awards are vested.

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

For the nine months ended September 30, 2015 and 2014, the Company incurred director fees of $479,531 and $468,750, respectively. During the nine months ended September 30, 2015 and 2014, the Company issued 908,658 and 930,261 shares of its common stock in payment of director fees, valued at $675,000 and $558,167, respectively. For the three months ended September 30, 2015 and 2014, the Company incurred director fees of $254,531 and $131,250, respectively. During the three months ended September 30, 2015 and 2014, the Company issued zero and zero shares of its common stock in payment of these fees, valued at zero and zero, respectively. As of September 30, 2015 and December 31, 2014, the Company has accrued compensation due to its directors (both current and former) of $254,531 and $402,317, respectively.

Related Party Notes Payable

For a more complete discussion of the notes to Black Pearl Energy, LLC and Dufrane Nuclear see Note 4 – Notes Payable.

Related Party Sales

During the nine months ended September 30, 2015 and 2014, the Company had related party sales of $354 and $143,378, respectively. During three months ended September 30, 2015 and 2014, the Company had related party sales of zero and $66,000, respectively. Related party sales are a combination of sales to three companies, Black Pearl Energy, LLC, Dufrane Construction, and Dufrane Nuclear Shielding Inc.

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

As of September 30, 2015 and December 31, 2014, the Company had a related party payable of $1,345,855 and $2,034,810, respectively to Crown Financial.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of September 30, 2015, no preferred shares were issued or outstanding and the Company does not currently have any plans to issue any preferred shares

Common Stock

The Company is authorized to issue up to 191,666,667 shares of common stock with a par value of $0.001 per share. During the nine months ended September 30, 2015, the Company issued common shares as follows:

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

On June 12, 2015, the Company issued 500,000 shares of its common stock and warrants to purchase up to 500,000 shares of the Company’s common stock at $0.59 per share to an accreditor investor who provided the Company with a $385,000 original issue discount bridge note, which yielded net proceeds of $350,000 to the Company. The shares were valued at $280,000.

On June 26, 2015 the Company issued 800,000 shares of common stock to six employees for accrued signing bonuses valued at $677,000. The Company also issued 183,334 shares of common stock to two consultants valued at $137,501.

On June 30, 2015 the Company issued 333,333 shares of common stock to one employee for an accrued signing bonus valued at $200,000. The Company issued 578,927 shares of common stock valued at $339,039 to satisfy an obligation to Salttech, its contracts with Black Pearl Energy, and a financial obligation to an investor. The Company also issued 346,158 shares of common stock to members of the Board of Directors valued at $225,000. Additionally, the Company issued 239,812 shares of common stock to two consultants valued at $167,500.

On July 9, 2015, the company issued 355,500 shares of common stock to 43 employees as performance bonuses. The stock was valued at $0.20 per share and totaled $71,100.

On July 22, 2015, the Company issued 200,000 shares of common stock to an investor as part of the financing agreement. The shares were valued at an average of $0.21 per share and totaled $40,469.

On July 28, 2015, the company issued 50,000 shares of common stock in payment of fees owed to a consultant for service rendered. The shares were valued at $0.65 per share and totaled $32,500.

As of September 30, 2015, the Company had the following securities outstanding which gives the holder the right to acquire the Company’s common stock outstanding:

	Number of
	Underlying
	Common	Exercise
Security	Shares	Price	Expire
Warrants associated with 2013 Revenue Participation Notes	78,788	1.80	2015
Warrants issued with 2013 Unit Share Offerings	333,333	1.20	2015
Warrants issued with 2014 Unit Share Offerings	2,328,542	1.20 – 1.50	2016
Warrants issued with 2013 and 2014 Unit Share Offerings	20,770	1.50	2017
Warrants issued with 2015 Q2 Financing	500,000	0.59	2017
Sub-total of Warrants outstanding	3,261,433
Common stock associated with the 12% Convertible Notes plus accrued interest	1,485,303	0.12	N/A
Common stock associated with Pipeline Convertible Revenue Participation notes	169,306	0.72	N/A
Common stock associated with 14% convertible notes plus accrued interest	6,445,866	0.48	N/A
Common stock associated with 2015 Transfer Agreements	476,201	0. 65	N/A
Common stock associated with 2015 Q3 Financing	354,622
Common stock associated with 2014 Unit Share Offerings	126,154	various	N/A
Common stock payable as fees	5,474,640	various	N/A
Total	17,793,525

Warrants

A summary of the Company’s warrant activity and related information during the nine months ended September 30, 2015 follows:

	Number of Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,634,350	$1.27	1.18	$851,313
Issued	500,000	0.59	2.00
Exercised	--
Forfeited	--
Cancelled	--
Expired	(872,917)	1.12
Outstanding at September 30, 2015	3,261,433	$1.21	0.77	$763,563
Exercisable	3,261,433	$1.21	0.77	$763,563

NOTE 8 – DISCONTINUED OPERATIONS

During the three months ended September 30, 2015, the Company discontinued the operations of STW Energy, LLC and STW Oilfield Construction, LLC. These business units have ceased operations and the Company is in process of disposing of assets and settling liabilities. Because of continued losses, the Company made the decision to close STW Energy, LLC and STW Oilfield Construction, LLC. In the three month period ending September 30, 2015, the company sold or transferred all remaining fixed assets to STW Pipeline Maintenance & Construction, LLC and incurred a loss on the sale of assets of $114,000. No further significant losses are expected.

A summary of assets and liabilities of the discontinued operations is as follows:

	September 30, 2015	December 31, 2014
Carrying amounts of major classes of assets included as part of discontinued operations:	(Unaudited)
Cash	$--	$3,550
Accounts receivable, trade, net	--	216,262
Accounts receivable from related parties		511,809
Prepaid expenses and other current assets	--	111,604
Total Current Assets	--	843,225
Long Term Assets
Property and equipment, net	--	234,917
Total major classes of assets of the discontinued operations.	$--	$1,078,142

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Book overdraft	$62,442	$17,445
Accounts Payable	406,256	1,055,575
Payable to related parties:
Black Pearl Energy, LLC	--	94,717
Crown Financial, LLC	--	685
Current portion of notes payable, net of discounts	42,269	752,441
Sales and payroll taxes payable	511,844	474,075
Accrued expenses and interest	23,194	41,383
Accrued compensation	13,163	147,843
Total major classes of liabilities of the discontinued operations.	$1,059,168	$2,584,164

Loss from discontinued operations is as follows:

	Nine Month Periods Ended September 30:
	2015	2014
Major classes of line items constituting pre-tax loss from operation of discontinued operations:
Revenues	$504,699	$5,488,122
Cost of revenues	(703,312)	(5,274,669)
Operating expenses	(309,874)	(1,467,841)
Interest expense	(120,617)	(211,367)
Loss on the sale of fixed assets	(114,809)	(39,861)
Total loss from operation of discontinued operations	$(743,913)	$(1,505,616)

	Three Month Periods Ended September 30:
	2015	2014
Major classes of line items constituting pre-tax loss from operation of discontinued operations:
Revenues	$-	$1,477,097
Cost of revenues	15,791	(1,925,650)
Operating expenses	11,941	(525,957)
Interest expense	(38,256)	(127,478)
Loss on the sale of fixed assets	-	(39,861)
Total loss from operation of discontinued operations	$(10,524)	$(1,141,849)

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

During 2014, the Company entered into a capital lease of a modular office trailer. The lease contract calls for forty eight (48) monthly payments of $593 with a purchase option at the end of the lease. The Company determined the value of the capital lease to be $23,300 with an implicit interest rate in the lease of 10%. In July of 2014, the Company entered into a lease for a commercial ice machine with Executive Leasing, Inc. The lease contract calls for Thirty six (36) monthly payments of $505 with a purchase option at the end of the lease. The Company determined the value of the capital lease to be $14,854 with an implicit interest rate in the lease of 12%. As of September 30, 2015 and December 31, 2014, the principal balances on these capital leases totaled $24,184 and $30,438, respectively.

Future minimum lease payments under the capital lease and operating lease as of September 30, 2015, are as follows:

Years ending December 31:	Capital Lease	Operating Lease	Totals
2015	$15,094	$29,250	$44,344
2016	6,060	117,000	123,060
2017	3,030	117,000	120,030
2018	--	117,000	117,000
Thereafter	--	204,750	204,750
Total minimum lease payments	24,184	585,000	609,184
Less interest	1,082
Capital lease obligation	23,102
Less current portion	14,850
Long-term capital lease obligation	$8,252

During the nine months ended September 30, 2015 and 2014, rental expense for all property, including equipment rentals cost of sales, and equipment operating leases was $1,024,094 and $1,697,060, respectively, which includes over $890,000 and $1,565,000, respectively, of equipment rental used on projects and reflected in cost of revenues. Related party rental expense during the nine months ended September 30, 2015 and 2014, was $41,111 and $298,991, respectively.

During the three months ended September 30, 2015 and 2014, rental expense for all property, including equipment rentals cost of sales, and equipment operating leases was $287,567 and $620,133, respectively, which includes over $238,000 and $549,000, respectively, of equipment rental used on projects and reflected in cost of revenues. Related party rental expense during the three months ended September 30, 2015 and 2014, was a credit of $58,944 and $127,064, respectively.

Product Purchase and Manufacturing License Agreement

On June 20, 2014, the Company entered into an exclusive product purchase and manufacturing license agreement with Salttech B.V (“Salttech”), a company based in the Netherlands. The agreement provides exclusive rights to purchase Salttech’s DyVaR devices which are used to remove salinity from brackish/brine water streams. The agreement grants to the Company exclusive United States rights to purchase these products for use in the municipal and oil & gas industries. The agreement also grants to the Company the right of first refusal for this technology in North America.

The initial term of the agreement is for five years and is renewable automatically for five years and every five year period unless terminated by written notice of the parties at least three months before the termination date.

The initial royalty for the first year of the agreement was $324,000, payable quarterly beginning with the calendar quarter starting July 1, 2014 as follows: Q3 2014 $60,000, Q4 2014 $60,000, Q1 2015 $100,000 and Q2 2015 $104,000. The Company also agreed to pay a continuing royalty of $240,000 per year for years 2-5, plus 3% of the invoice price of any products sold by the Company under the agreement. The Company also agreed to issue 66,667 shares of its common stock in consideration of this agreement. These stock awards were accrued as fees payable in common stock as the awards are vested and was settled upon the issuance of the shares in June 2015. During the three and nine months ended September 30, 2015, the company paid zero and $204,000, respectively in royalties to Salttech.

As of September 30, 2015, the minimum royalty obligation payable under this agreement is as follows:

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

Stanley T. Weiner is employed as Chairman and former CEO for a three year term effective February 1, 2015. His base salary is $15,000 monthly ($180,000 annually) during the first year of employment, $22,000 monthly ($264,000 annually) during the second year of employment, and $29,000 monthly ($348,000 annually) during the third year of employment. He may be awarded an annual discretionary bonus up to 100% of his previous nine month salary, and a signing bonus of 400,000 fully vested shares of the Company’s common stock. He will also be awarded quarterly bonuses equal to 50,000 shares of the Company’s common stock. After the initial three years he would also receive a twelve month severance award in the event of termination. If there is a change in control of the Company the severance would be twenty-four months if terminated. Mr. Weiner resigned as CEO on October 26, 2015.

Paul DiFrancesco is employed as Head of Finance for a three year term effective February 1, 2015. His base salary is $12,000 monthly ($144,000 annually) during the first year of employment, $16,000 monthly ($192,000 annually) during the second year of employment, and $16,000 monthly ($192,000 annually) during the third year of employment. He could be rewarded an annual discretionary bonus up to 100% of his previous nine month salary, and a signing bonus of 300,000 fully vested shares of the Company’s common stock. He will also be awarded quarterly bonuses equal to 50,000 shares of the Company’s common stock. After the initial three years he would also receive a twelve month severance award in the event of termination. If there is a change in control of the Company the severance would be twenty-four months if terminated.

Grant Seabolt is employed as General Counsel and Corporate Secretary for a three year term effective February 1, 2015. His base salary is $8,000 monthly ($96,000 annually) during the first year of employment, $9,500 monthly ($114,000 annually) during the second year of employment, and $9,500 monthly ($114,000 annually) during the third year of employment. He could be awarded an annual discretionary bonus up to 100% of his previous nine month salary, and a signing bonus of 200,000 fully vested shares of the Company’s common stock. He will be awarded quarterly bonuses equal to 25,000 shares of the Company’s common stock. After the initial three years he would also receive a twelve month severance award in the event of termination. If there is a change in control of the Company the severance would be twenty-four months if terminated.

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

GE Ionics, Inc. Lawsuit. On May 22, 2013, GE Ionics, Inc. ("GE") filed a lawsuit against STW in the Supreme Court of the State of New York, County of New York, Index No. 651832/2013 (the "GE Lawsuit"). Although the lawsuit arises out of STW's obligations to GE under its Settlement Agreement with GE entered into on August 31, 2010, upon which STW owed GE $2.1 million plus interest. GE elected to forgo suit on the settlement amount and sued STW for the original debt of $11,239,437, plus interest and attorneys' fees (the "Original Debt"). STW filed its Answer asserting that it is entitled to and shall pursue all of its available legal and equitable defenses to the Original Debt, inasmuch as GE had, among other things, failed to discount the Original Debt sued upon by the amounts that it recovered through re-use and re-sale of the equipment it fabricated for STW. Management has not accrued the original amount of the debt because Management has determined the probability of recovery is remote. The lawsuit is currently in the discovery phase of litigation and the parties are actively exploring settlement.

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

Arbitration Judgment

Viewpoint Securities, LLC Arbitration. On or about July 9, 2012, the Company and Stan Weiner, the Company's chief executive officer, received a demand for arbitration with the American Arbitration Association. The demand was filed by Viewpoint Securities LLC ("VP") who entered into an engagement agreement, dated March 9, 2008 (as amended on March 9, 2008, November 10, 2008, January 1, 2009, February 5, 2010, and December 1, 2010), with STW whereby the Company retained VP to act as its financial and capital markets advisor regarding equity and debt introduced by VP to the Company. The demand alleged breach of contract, breach of the covenant of good faith and fair dealings, negligence prayer for commissions and expenses incurred by VP in its efforts to provide introductions and attempt to provide financing to the Company from March 9, 2008 through February 2, 2012, the date of termination of the Agreement. VP seeks, among other things, $216,217 and a warrant to purchase 566,667 shares of the Company's common stock, payment of a $15,000 promissory note plus 3+ years of interest at 12%, attorneys' fees of $18,000 and costs of arbitration for filing fees and hearing fees. The Company believed it had valid defenses and contested these claims vigorously. On August 18, 2012, VP dismissed Stan Weiner from the claim with prejudice. A final arbitration hearing was held on February 3, 2014. On April 1, 2014, the Arbitrator issued an Award in favor of Viewpoint for $196,727.77 on Viewpoint's claim for $216,217 in fees and expenses, plus $5,541.46 in arbitration hearing fees and expenses; interest shall accrue at the rate of 10% per annum on any unpaid portion of the award commending April 1, 2014. The Arbitrator denied Viewpoint's claims related to the Company's warrants, a $15,000 promissory note plus 12% interest and for $18,000 in attorneys' fees. The Award was final on April 01, 2014, and on October 28, 2014, Viewpoint filed a lawsuit in San Diego County, California Superior Court seeking to enforce its Arbitration Award in Case No. 37-2014-00036027-CU-PA-CTL.  On December 08, 2014, the Company filed a Motion to Dismiss the enforcement action due to Viewpoint having forfeited its corporate rights in California due to non-payment of California corporate taxes, and that motion is still pending before the Court. Subsequent to June 30, 2015, on July 07, 2015, STW and Viewpoint signed a “Payment and Standstill Agreement, wherein the parties agreed that the total Arbitration Award with interest totaled $228,170.92, that Viewpoint would not seek post Award attorneys’ fees from STW, and that so long as STW made bi-weekly payments of $2,000, beginning on July 10, 2015, Viewpoint would stay any efforts to collect on the Arbitration Award, and when fully paid, would fully release STW from the Arbitration Award. The Company has made all scheduled payments to date.

United Drilling, Inc. Lawsuit. On May 06, 2015, United Drilling, Inc. filed a lawsuit against STW and Case Drilling and Pump Service, LLC pending in the District Court of the 83rd Judicial District in Pecos County, Texas, styled United Drilling, Inc. v. STW Resources Holding Corp. et al., Cause No. P-7405-83-CV (the “United Lawsuit”). United Drilling provided water well drilling services as a subcontractor to Case Drilling in the amount alleged to be $1,577,883.33 related to Case Drilling providing drilling services to STW Water Process & Technologies, LLC (a wholly owned subsidiary of STW) for Capitan Reef Test Well No. 1, located in Pecos County, Texas (the “Test Well”). Case Drilling did not pay United Drilling; therefore, United Drilling filed the United Lawsuit to attempt to foreclose on an alleged statutory lien on STW’s water lease with the City of Fort Stockton, Texas, on which the Test Well was located. United seeks any monies owed by STW to Case Drilling for the Test Well to be paid to United Drilling. STW has asserted that it had a “turn-key” contract with Case Drilling, which required Case Drilling to deliver a producing water well, which it did not. Accordingly, STW alleges that since it owed nothing to Case Drilling, correspondingly, it owes nothing to United Drilling. In addition to STW filing its Answer and Affirmative Defenses to United Drilling’s claims, it has also filed a counterclaim against United Drilling for wrongfully placing a lien on STW’s Fort Stockton water lease, in that United Drilling’s is not justified as there are no amounts owed by the Company to Case Drilling from which United Drilling could collect for some or all of its subcontractor invoices. STW has also cross-claimed Case Drilling for breach of contract and indemnity related to Case Drilling’s alleged failure to pay its subcontractor, United Drilling. STW and United Drilling have participated in substantive settlement discussions and have a definitive settlement agreement prepared awaiting execution. Based on the Company’s counsel’s legal opinions regarding the invalidity of United Drilling’s lien, the Company does not expect to incur any substantial liability from this matter.

Dufrane Nuclear Shielding, Inc. Counterclaims. On July 16, 2015, Dufrane Nuclear Shielding, Inc., Dufrane Construction, LLC and Joshua C. Brooks filed a counterclaim against STW and its subsidiaries in Case No. CV-50864, pending in the 238th District Court of Midland County, Texas, styled STW Resources Holding Corp., et al. v. Felipe Sanchez, et al. (the “Dufrane Counterclaims”). Dufrane is suing STW over a $725,000 promissory note and an equipment rental agreement, and Joshua C. Brooks is suing STW alleging he was not released from certain guaranty obligations with equipment providers. STW and its subsidiaries filed a general denial and the parties have been working together on an agreed accounting of payments made and the allocations of those payments, with a view towards settling the Dufrane Counterclaims.

Seaboard International, Inc. Lawsuit. On July 07, 2015, Seaboard International, Inc. filed a lawsuit against STW and Case Drilling and Pump Service, LLC pending in the District Court of the 112th Judicial District in Pecos County, Texas, styled Seaboard International, Inc. v. Case Drilling & Pump, LLC, et al., Cause No. P-11813-112-CV (the “Seaboard Lawsuit”). Seaboard provided water well drilling services as a subcontractor to Case Drilling in the amount alleged to be $80,685.01related to Case Drilling providing drilling services to STW Water Process & Technologies, LLC (a wholly owned subsidiary of STW) for Capitan Reef Test Well No. 1, located in Pecos County, Texas (the “Test Well”). Case Drilling did not pay Seaboard; therefore, Seaboard filed the Seaboard Lawsuit to attempt to foreclose on an alleged statutory lien on STW’s water lease with the City of Fort Stockton, Texas, on which the Test Well was located. Seaboard seeks any monies owed by STW to Case Drilling for the Test Well to be paid to United Drilling. STW has asserted that it had a “turn-key” contract with Case Drilling, which required Case Drilling to deliver a producing water well, which it did not. Accordingly, STW alleges that since it owed nothing to Case Drilling, correspondingly, it owes noting to Seaboard. In addition to STW filing its Answer and Affirmative Defenses to United Drilling’s claims, it has also filed a counterclaim against Seaboard for wrongfully placing a lien on STW’s Fort Stockton water lease, in that Seaboard’s lien is not justified as there are no amounts owed by the Company to Case Drilling from which Seaboard could collect for some or all of its subcontractor invoices. STW has also cross-claimed Case Drilling for breach of contract and indemnity related to Case Drilling’s alleged failure to pay its subcontractor, Seaboard. Based on the Company’s counsel’s legal opinions regarding the invalidity of Seaboard’s lien, the Company does not expect to incur any substantial liability from this matter.

Lonestar West Enterprises. LLC Lawsuit. On September 18, 2015, Lonestar West Enterprises, LLC filed a lawsuit against STW in the 141st District Court of Tarrant County, Texas, styled Lonestar West Enterprises, LLC v. STW Resources Holding Corp., Cause No. 141-281104-15 (the “Lonestar Lawsuit”). It is believed that Lonestar provided services to STW’s subsidiary, STW Oilfield Services, which ceased operations. Lonestar seeks $26,550 plus attorneys’ fees. STW has filed a general denial and is still investigating the matter.

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

The accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). The following is a list of methodologies that we use for segment reporting that differ from our external reporting:

●	Liabilities including accounts payable, notes payable, and other liabilities are managed at the corporate level and not included in segment operations.
●	Interest expense and change in derivative liabilities are managed at the corporate level and not included in segment operations.

Segment Operations

	Nine months ended September 30, 2015
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Revenues	$1,330,989	$7,362,448	$--	$8,693,437
Costs of revenues	1,106,402	4,674,310	--	5,780,712
Operating expenses	1,296,028	1,545,986	4,587,271	7,429,285
Other income (expense)	--	--	(1,541,197)	(1,541,197)
Segment income (loss)	$(1,071,441)	$1,142,152	$(6,128,468)	$(6,057,757)

	Three months ended September 30, 2015
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Revenues	$1,063,219	$2,844,351	$--	$3,907,570
Costs of revenues	834,439	1,941,288	--	2,775,727
Operating expenses	364,303	506,339	1,921,620	2,792,262
Other income (expense)	--	--	(572,665)	(572,665)
Segment income (loss)	$(135,523)	$396,724	$(2,494,285)	$(2,233,084)

	Nine months ended September 30, 2014
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Revenues	$172,897	$8,349,489	$--	$8,522,386
Costs of revenues	134,458	7,739,379	--	7,873,837
Operating expenses	598,208	1,603,876	6,117,034	8,319,118
Other income (expense)	--	--	(2,631,994)	(2,631,994)
Segment income (loss)	$(559,769)	$(993,766)	$(8,749,028)	$(10,302,563)

	Three months ended September 30, 2014
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Revenues	$162,846	$3,156,437	$--	$3,319,283
Costs of revenues	134,458	2,631,099	--	2,765,557
Operating expenses	378,623	597,186	2,418,884	3,394,693
Other income (expense)	--	--	(1,326,843)	(1,326,843)
Segment income (loss)	$(350,235)	$(71,848)	$(3,745,727)	$(4,167,810)

Segment Assets

	September 30, 2015
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Current Assets	$1,644,260	$1,548,042	$253,312	$3,445,614
Fixed assets	478,204	416,647	54,535	949,386
Other assets	--	--	--	--
Segment Assets	$2,122,464	$1,964,689	$304,847	$4,395,000

	December 31, 2014
	Water Reclamation	Oil & Gas Services	Corporate Operations	Consolidated Totals
Current Assets	$1,369,434	$2,831,798	$1,325,807	$5,527,039
Fixed assets	837,602	289,302	76,178	1,203,082
Segment Assets	$2,207,036	$3,121,100	$1,401,985	$6,730,121

NOTE 11 – SUBSEQUENT EVENTS

Shares Issued

On October 15, 2015, the company issued a total of 510,000 shares of common stock to 3 accredited lenders. The company issued 120,000 shares of common stock to the first accredited lender in payment for the extension on a note payable. The shares were valued at $0.07 per share for a total of $8,400. The second accredited lender was issued 40,000 shares of common stock in payment for the extension on a note payable and 100,000 shares of common stock in conjunction with their SPA. The shares were valued at $0.07 per share for a total of $9,800. The third accredited lender was issued 250,000 shares of common stock in payment of loan fees that were accrued in the Fees Payable in Common Stock. The shares were valued at $0.18 per share for a total of $45,000.

On October 22, 2015, the company issued 225,000 shares of common stock to an accredited lender in payment of loan fees that were accrued in the Fees Payable in Common Stock. The shares were valued at $0.33 per share for a total of $74,250.

On October 27, 2015, an accredited lender converted $30,000 of a note payable and the company issued 364,964 shares of common stock. The shares were valued at approximately $0.08 per share.

A consultant converted outstanding billing for service in the amount of $75,000. On November 2, 2015, the Company issued 50,000 shares of common stock and the remaining shares 50,000 shares of common stock were issued on November 4, 2015. The shares were valued at approximately $0.75 per share.

On November 5, 2015, the company issued 225,000 shares of common stock to an accredited lender in payment of loan fees that were accrued in the Fees Payable in Common Stock. The shares were valued at $0.14 per share for a total of $31,500.

On November 6, 2015, an accredited lender converted $30,000 of a note payable and the company issued 454,545 shares of common stock. The shares were valued at approximately $0.06 per share.

Other Events

Stock repurchase: In October and November 2015, the Company repurchased a nominal amount of shares from some of the employees of the Company.

New Loans: In October and November 2015, the Company entered into 2 new loans from accredited lenders. These are continuation under the terms of the original loans in the third quarter and are to be used fund the day to day running of the Company.

In the October 9, 2015 meeting of the Board of Directors the following items were approved; the issuance of 125,000 shares of the Corporation’s restricted common stock to Crown Financial, LLC under a new consulting agreement for management of the accounts receivable and cash management, the increase in salary of Adam Jennings of up to $300,000 and stock of up to 750,000 shares of the Corporation’s restricted common stock, that the Company would seek a third party buyer for the Company’s interest in STW Pipeline, that the Company would authorize up to 1,500,000 shares of the Corporation’s restricted common stock for sales agents in locating a buyer for STW Pipeline, the issuance of 300,000 shares of the Corporation’s restricted common stock for consulting efforts, and that Paul DiFrancesco and Stanley Weiner be issued 2,000,000 shares of the Corporation’s restricted common stock for their efforts on behalf of the Company during 2015.

In the October 26, 2015 meeting of the Board of Directors the following items were approved; Stanley Weiner resigned as Chief Executive Officer, President, and Chairman of the Board as well as the positions of CEO, President, and/or Manager of the limited company subsidiaries of the Corporation, Alan Murphy assumed those positions with the exception of the CEO & President of STW Pipeline, which was assumed by Adam Jennings, Mr. Weiner was awarded his rights to severance per his employment contract and his Change in Control Agreement, the Royalty Water Sale Percentages to Executive Personnel were realigned to include Alan Murphy on an equal basis, a date of January 27, 2015 was set for the annual shareholder meeting, and it was resolved to explore alternative methods of satisfying the Dufrane note payable.

In the November 12, 2015 meeting or the Board of Directors the following items were approved; the company interred into a contract with Roth Capital Partners, LLC and that they be issued 250,000 shares of the Corporation’s restricted common stock as part of the initial engagement fee, that the shares of the Corporation’s restricted common stock be issued to McCallan and Crown as per the prior approvals, and that the Company inter into a contract with Ludlow Capital, Inc. for media consulting service for which they will be issued 200,000 shares of the Corporation’s restricted common stock.

Resignation and appointment of Chief Executive Officer

On October 26, 2015, Mr. Stanley Weiner submitted his resignation as Chief Executive Officer, President and Chairman of the Board of Directors of STW Resources Holding Corp. (the “Company”), as well as resignation as Chief Executive Officer, President and/or any executive positions of any of the subsidiaries of the Company, including STW Water Process & Technologies, LLC (and any of its project oriented special purpose entity limited liability companies) and STW Pipeline Maintenance & Construction, LLC. Mr. Weiner’s resignations from various positions with the Company and its subsidiaries were effective immediately. Mr. Weiner’s resignation did not result from any disagreement regarding any matter related to the Company’s operations, policies or practices. As of the date of this report, Mr. Weiner’s only position with the Company is a member on the Board of Directors of the Company.

On the same day, the Company accepted Mr. Weiner’s resignations and simultaneously appointed Mr. Alan Murphy as the Company’s Chief Executive Officer, President and Chairman of the Board of Directors.

Mr. Murphy is 58 years of age and does not maintain a familial relationship with any of the Company's other officers or directors. Mr. Murphy is currently the President of STW Water Process & Technologies, LLC, one of the Company’s subsidiaries. As a water industry expert, he brings the Company 20+ years of extensive industry experience with various municipal, industrial and commercial water & wastewater treatment facilities in consulting, design, engineering, procurement, operations, management and complete project oversight & construction throughout State of Texas.

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

For the next twelve months, we plan to focus our operation on providing water reclamation services to oil and gas producers and other commercial ventures in Texas. Water reclamation services include treating brackish water for use in fracking operations, landscaping and other commercial applications and reclaiming produced water. During fiscal 2014 and the quarter ended September 30, 2015, we earned most of our revenue through our subsidiary, STW Pipeline Maintenance & Construction, LLC and while we continue to benefit from our ownership of that entity, we shall continue to focus on successfully implementing our water reclamation services.

As discussed further in the Liquidity and Capital Resources section herein below, we have limited funds to support our operations. Our continuation as a going concern subsequent to September 30, 2015, is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

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

Three months ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Our revenue, operating expenses and net loss from operations for the three month period ended September 30, 2015 as compared to the three month period ended September 30, 2014, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended September 30:
	2015	2014	Change	% Change Increase (Decrease)
NET REVENUES	$3,907,570	$3,319,283	$588,287	17.7%
COSTS OF REVENUES	2,775,727	2,765,557	10,170	0.4%
Gross Profit	1,131,843	553,726	578,117	104.4%
OPERATING EXPENSES:
Research & development	--	--	--	0.0%
Sales and marketing	50,400	163,547	(113,147)	-69.2%
General and administrative	2,693,622	3,205,399	(511,777)	-16.0%
Depreciation	48,240	25,748	22,492	87.4%
Total operating expenses	2,792,262	3,394,694	(602,432)	-17.7%
Loss from operations	1,660,419	(2,840,968)	1,180,549	41.6%
Interest expense	(833,126)	(491,913)	(341,213)	69.4%
Change in derivative liability	260,461	(834,930)	1,095,391	-131.2%
Loss from continuing operations	(2,233,084)	(4,167,811)	1,934,727	-46.4%
Loss from operations of discontinued entities	(10,524)	(1,141,849)	1,131,325	-99.1%
Loss after discontinued operations	(2,243,608)	(5,309,660)	3,066,052	-57.7%
Share of net loss of subsidiary attributable to non-controlling interest	(2,615)	(135,366)	(132,751)	-98.1%
Net Loss	$(2,240,993)	$(5,174,294)	$2,933,301	-56.7%

Net Revenues: During the three months ended September 30, 2015, we realized $1,063,219 of revenues from our water reclamation business segment and $2,844,351 of revenues from our oil & gas services business segment. During the three months ended September 30, 2014, we realized $162,846 in revenues from our water reclamation business segment and $3,156,437 from our oil & gas services business segment. The increase in total revenues of $588,287 during the three months ended September 30, 2015 as compared to the same period in 2014 was mainly caused by the completion of the Horizon City water reclamation services contract that generated $934,558 in revenues from our water reclamation services business segment.

Cost of Revenues: Total costs of revenues for the three months ended September 30, 2015 had an increase of $10,170. Costs of revenues during the three months ended September 30, 2015 and 2014, are comprised of labor, fringe benefits, equipment rental, and other costs of providing water reclamation and oil & gas services.

Gross Profit: During the three months ended September 30, 2015, we realized a gross profit of $1,131,843 from our water reclamation and oil & gas services business segments compared to a gross profit of $553,726 realized during the three months ended September 30, 2014, an increase of $578,117 or 104.4%. The increased gross profit is attributable to our increased revenue in water reclamation business segment and an improvement in our gross profit margins of our oil & gas business segment during the three months ended September 30, 2015.

Sales and marketing expenses: Sales and marketing expenses decreased by $113,146 or 69.2% to $50,400 for the three months ended September 30, 2015 from $163,546 for the three months ended September 30, 2014. The decrease in sales and marketing expenses are attributable to decreased sales expenses of our oil & gas services business segment from the execution of management initiatives to cut costs.

General and Administrative Expense: General and administrative expenses decreased by $511,777 or 16.0% to $2,693,622 for the three months ended September 30, 2015 from $3,205,399 for the three months ended September 30, 2014. Our general and administrative expenses for the three months ended September 30, 2015 consisted of professional fees of $184,512, insurance of $6,719, management fees of $214,311, salaries and wages of $1,422,816, director fees of $130,417, and other general & administrative expenses of $734,847, for a total of $2,693,622. Our general and administrative expenses for the three months ended September 30, 2014 consisted of professional fees of $256,729, insurance of $104,014, penalties of $19,523, salaries & wages of $400,122, management fees of $255,649, director fees of $131,250, and other general & administrative expenses of $2,038,112 for a total of $3,205.399.

The primary reasons for the decrease in General and Administrative Expense during the three months ended September 30, 2015 compared to the corresponding period for 2014 was a combination of a decrease of $19,513 in penalties, a decrease of $41,338 in management fees, a decrease of $72,217 in professional fees, a decrease of $97,295 in insurance, a decrease of $833 in board compensation, an increase of $1,022,694 in salaries & wages, and a net decrease of $1,303,275 in other general & administrative expenses. During the three month periods ended September 30, 2015 and 2014, non-cash stock based compensation expenses relating to consulting and other fees included in general and administrative expenses were $462,221 and $1,331,761, respectively.

Interest Expense: Interest expense increased by $341,213 to $833,126 for the three month period ended September 30, 2015 from $491,913 for the three month period ended September 30, 2014. The increase is due to additional interest expenses incurred on additional debt financing incurred by us since September 30, 2014 and additional loan fees and loan discount amortization incurred in new financings during the three months ended September 30, 2015.

Change in derivative liability: During the three month period ended September 30, 2015, we recorded a $260,461 decrease in the fair value of the derivative liability from June 30, 2015. During the three month period ended September 30, 2014, we recorded a $834,930 increase in the derivative liability from June 30, 2014, a difference of $1,095,391 between the three months ended September 30, 2015 and 2014. The decrease in the derivative liability during the three months ended September 30, 2015 is largely attributable to a decrease in the value of shares from $0.37 at June 30, 2015 to $0.23 at September 30, 2015. The increase in the derivative liability during the three months ended September 30, 2014 is attributable to the reduction of the remaining term of outstanding warrants, offset by the effect of increased share values as of September 30, 2014.

Net Loss from continuing operations: Net loss from continuing operations decreased by $1,934,727, or 46.4%, to a net loss of $2,233,084 for the three month period ended September 30, 2015 from a net loss of $4,167,810 for the three month period ended September 30, 2014. This net loss reflects the increased revenues with improved gross margin, less increased operating expenses and change in derivative liability discussed above.

Non-controlling interest in Net Loss: During the three months ended September 30, 2015 and 2014, we reported $2,615 and $135,366 loss, respectively, as the non-controlling interest in the net loss or income of our STW Energy Services, LLC subsidiary. This non-controlling interest in the net loss represents of a 25% non-controlling interest in the net loss of STW Energy Services, LLC, and a subsidiary company.

Income (loss) from discontinued operations: Loss from discontinued operations decreased by $1,131,325 to a Loss from discontinued operations of $10,524 from $1,141,849 for the three months ended September 30, 2014.

Nine months ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Our revenue, operating expenses and net loss from operations for the nine month period ended September 30, 2015 as compared to the nine month period ended September 30, 2014, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Nine Months Ended September 30:
	2015	2014	Change	% Change Increase (Decrease)
NET REVENUES	$8,693,437	$8,522,386	$171,051	2.0%
COSTS OF REVENUES	5,780,712	7,873,837	(2,093,125)	-26.6%
Gross Profit	2,912,725	648,549	2,264,176	349.1%
OPERATING EXPENSES:
Research & development	7,435	151,955	(144,520)	-95.1%
Sales and marketing	316,260	379,362	(63,102)	-16.6%
General and administrative	6,986,042	7,740,510	(754,468)	-9.7%
Depreciation	119,548	47,291	72,257	152.8%
Total operating expenses	7,429,285	8,319,118	(889,833)	-10.7%
Loss from operations	(4,516,560)	(7,670,569)	3,154,009	41.1%
Interest expense	(3,428,867)	(1,353,529)	(2,075,338)	-153.3%
Change in derivative liability	1,887,670	(1,278,466)	3,166,136	-247.7%
Loss from continuing operations	(6,057,757)	(10,302,564)	4,244,807	-41.2%
Loss from operations of discontinued entities	(743,913)	(1,505,616)	761,703	50.6%
Loss after discontinued operations	(6,801,670)	(11,808,180)	5,006,510	-42.4%
Share of net loss of subsidiary attributable to non-controlling interest	(163,995)	(166,294)	2,299	1.4%
Net Loss	$(6,637,675)	$(11,641,886)	$5,004,211	-43.0%

Net Revenues: During the nine months ended September 30, 2015, we realized $1,330,989 from our water reclamation business segment and $7,362,448 of revenues from our oil & gas services business segment, including $354 of revenues from a related party. During the nine months ended September 30, 2014, we realized $172,897 in revenues from our water reclamation business segment and $8,349,489 from our oil & gas services business segment, including $91,370 of revenues from related parties. The $171,051 net increase in revenues between the nine months ended September 30, 2015 and September 30, 2014 is comprised of a $1,158,092 increase in revenues from our water reclamation business segment, net of a $987,041 decrease in revenues from our oil & gas services business segment. The increase in water reclamation revenues during the nine months ended September 30, 2015 is attributable the completion of the Horizon City contract that realized $934,558 of revenues and increased operational activities in this business segment as compared to start-up activities in this business segment during the three months ended September 30, 2014. The decrease in revenues from our oil & gas services business segment is attributable to our initiatives to focus on more profitable customer projects during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Cost of Revenues: Total costs of revenues for the nine months ended September 30, 2015 were $5,780,712 as compared to $7,873,837 for the nine months ended September 30, 2014, a decrease of $2,093,125 or 26.6%. The decrease in costs of revenue is attributable to our focus on more profitable customer projects during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Costs of revenues as a percentage of revenues were 66% during the nine months ended September 30, 2015 as compared to 92% during the nine months ended September 30, 2014. Costs of revenues during the three months ended September 30, 2015 and 2014, are comprised of labor, fringe benefits, equipment rental, and other costs of providing water reclamation and oil & gas services.

Gross Profit: During the nine months ended September 30, 2015, we realized a gross profit of $2,912,725 from our water reclamation and oil & gas services business segments compared to a gross profit of $648,549 realized during the nine months ended September 30, 2014, a net increase in gross profit of $2,264,176 or 349.1%. During the nine months ended September 30, 2014, our water reclamation business had recently commenced operations but had limited revenues. The improvement in our gross profit is attributable to our focus on more profitable customer projects during the nine months ended September 30, 2015 that yielded a gross profit as a percentage of revenues of 34% as compared 8% during the nine months ended September 30, 2014.

Research and development expenses: Research and development expenses decreased by $144,520 or 95.1% to $7,435 for the nine months ended September 30, 2015 from $151,955 for the nine months ended September 30, 2014. The decrease in research and development expenses is attributable to our water reclamation business segment that was in development during the nine months ended September 30, 2014 and is fully operational during the nine months ended September 30, 2015.

Sales and marketing expenses: Sales and marketing expenses decreased by $63,102 or 16.6% to $316,260 for the nine months ended September 30, 2015 from $379,362 for the nine months ended September 30, 2014. The decrease in sales and marketing expenses are attributable to decreased revenues from our oil & gas business segment which reduced sales related expenses.

General and Administrative Expense: General and administrative expenses decreased $754,468 or 9.7% to $6,986,042 for the nine months ended September 30, 2015 from $7,740,510 for the nine months ended September 30, 2014. Our general and administrative expenses for the nine months ended September 30, 2015 consisted professional fees of $491,199, insurance of $131,372, management fees of $598,136, salaries and wages of $3,489,749, penalties of $377, and board of director fees of $355,417, and other general & administrative expenses of $1,919,792, for a total of $6,986,042. Our general and administrative expenses for the nine months ended September 30, 2014 consisted professional fees of $565,332, consulting fees of $179,154, insurance of $186,841, penalties of $826,522, salaries & wages of $1,197,105, management fees of $1,247,752, board of director fees of $468,750, and other general & administrative expenses of $3,069,054 for a total of $7,740,510.

The primary reasons for the decrease in comparing the nine months ended September 30, 2015 to the corresponding period for 2014 was due largely to an $826,522 decrease in penalties, $649,616 decrease in management fees, $179,054 decrease in consulting fees, offset by a $2,292,694 increase in salaries & wages and a net of $1,391,970 decrease in other general & administrative expenses. During the three month periods ended September 30, 2015 and 2014, non-cash stock based compensation expenses relating to consulting and other fees included in general and administrative expenses were $3,365,450 and $1,655,444, respectively.

Interest Expense: Interest expense increased by $2,075,338 to $3,428,867 for the nine month period ended September 30, 2015 from $1,353,529 for the nine month period ended September 30, 2014. The increase is due to additional interest expenses incurred on additional debt financing incurred by us since September 30, 2014 and additional loan fees and loan discount amortization incurred in new financings during the nine months ended September 30, 2015.

Change in derivative liability: During the nine month period ended September 30, 2015, we recorded a $1,887,670 decrease in the fair value of the derivative liability from January 1, 2015. During the nine month period ended September 30, 2014, we recorded a $1,278,466 increase in the derivative liability from January 1, 2015, a net difference of $3,166,136 between the nine months ended September 30, 2015 and 2014. The increase in the derivative liability during the nine months ended September 30, 2015 is attributable to an increase of $1,108,030 related to the conversion feature of short term notes, reduced by a $1,887,669 decrease in the value of the derivative liability as of September 30, 2015, which is largely attributable to a decrease in the value of shares from $0.84 at December 31, 2014 to $0.23 at September 30, 2015. The increase in the derivative liability during the nine months ended September 30, 2014 is attributable to the reduction of the remaining term of outstanding warrants, offset by the effect of increased share values as of September 30, 2014.

Non-controlling interest in Net Loss: During the nine months ended September 30, 2015 and 2014, we reported net losses of $163,995 and $166,294, respectively, as the non-controlling interest in the net loss of our STW Energy Services, LLC subsidiary. This non-controlling interest in the net loss represents of a 25% non-controlling interest in the net loss of STW Energy Services, LLC, and a subsidiary company.

Net Loss from continuing operations: Net loss from continuing operations decreased by $4,244,807, or 41.2%, to a net loss of $6,057,757 for the nine month period ended September 30, 2015 from a net loss of $10,302,563 for the nine month period ended September 30, 2014. This net loss reflects the increased revenues with improved gross margin, less increased operating expenses and change in derivative liability discussed above.

Net loss from discontinued operations: Net loss from discontinued operations decreased by $761,703 to a net loss of $743,913 from a net loss of $1,505,616 for the nine months ended September 30, 2014.

Liquidity, Capital Resources, and Management Plans

Our condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the consolidated financial statements, we incurred a net loss of $6,637,675 during the nine months ended September 30, 2015, and losses are expected to continue in the near term. The accumulated deficit since inception was $45,749,846 at September 30, 2015 (Refer to Note 7 for our discussion of stockholder deficit.) We have been funding our operations through private loans and the sale of common stock in private placement transactions. (Refer to Note 4 and Note 7 in the condensed consolidated financial statements for our discussion of notes payable and shares issued, respectively.) Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our oil & gas services and water reclamation services business units before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30, 2015, we had no cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of September 30, 2015 as compared to December 31, 2014, were as follows:

	September 30, 2015	December 31, 2014
Cash	$--	$137,524
Total current assets	$3,491,473	$5,527,039
Total assets	$4,440,859	$6,730,121
Total current liabilities	$23,647,219	$25,524,941
Total liabilities	$26,263,501	$27,618,158

At September 30, 2015, we had a working capital deficit of $20,155,746 compared to a working capital deficit of $19,997,902 at December 31, 2014. Current liabilities decreased to $23,647,219 at September 30, 2015 from $25,524,941 at December 31, 2014, primarily as a result of the completion of a large job and moving the ‘Deferred Revenue’ to 'Sales’.

Our operating activities from continuing operations provided net cash of $804,676 for the nine months ended September 30, 2015 compared to net cash used in continuing operations of $3,120,459 for the nine months ended September 30, 2014. The net cash from continuing operations for the nine months ended September 30, 2015, reflects a net loss of $6,057,757, decreased by $3,132,792 in non-cash charges and by $3,729,641 net decrease in the working capital accounts. The net cash used in continuing operations for the nine months ended September 30, 2014 reflects a net loss of $10,302,563, decreased by $4,719,879 in non-cash charges and by $2,462,226 net decrease in the working capital accounts.

Our investing activities from continuing operations used cash of $170,035 and $470,689 for the nine months ended September 30, 2015 and September 30, 2014, respectively. Our investing activities from continuing operations for the nine months ended September 30, 2015 and 2014 are attributable to purchases of equipment, net of related equipment loans.

Our financing activities from continuing operations provided cash of $731,664 for the nine months ended September 30, 2015, which is comprised of book overdraft of $671,037, proceeds of stock subscriptions of $100,000, decrease of $7,980 in related party receivables, repayment of $755,688 of related party payables, decrease in insurance premium finance contract of $22,227, proceeds of $2,629,000 from notes payable, the repayment of $1,752,439 of notes payable, and debt issuance costs of $146,000. Our financing activities from continuing operations resulted in cash inflow of $3,171,781 for the nine months ended September 30, 2014, which is represented by $0 of book overdraft, increase of $14,236 in related party receivables, a net increase in related party accounts payable of $1,435,494, increase in the insurance premium financing of $362,256, the repayment of $197,369 of notes payable, proceeds from notes payable of $364,137, and proceeds from the issuance of common stock of $1,221,500.

Our operating activities from discontinued operations used net cash of $1,431,820 for the nine months ended September 30, 2015 compared to net cash provided by discontinued operations of $802,583 for the nine months ended September 30, 2014. The net cash used in discontinued operations for the nine months ended September 30, 2015, reflects a net loss of $743,913, decreased by $133,490 in non-cash charges and by $821,397 net decrease in the working capital accounts. The net cash used in discontinued operations for the nine months ended September 30, 2014 reflects a net loss of $1,505,616, decreased by $174,850 in non-cash charges and by $2,133,349 increase in the working capital accounts.

Our financing activities from discontinued operations used cash of $72,009 and $74,753 for the nine months ended September 30, 2015 and 2014, respectively, which are comprised of the repayment of notes payable.

Credit Facility

On March 19, 2014, we entered into a Line of Credit Agreement (the "Credit Agreement") with Black Pearl Energy, LLC ("Black Pearl"), an entity controlled by Stan Weiner and Lee Maddox, the Company’s former Chief Executive Officer and former Chief Operating Officer, respectively, and one of our directors: Grant Seabolt. Pursuant to the Credit Agreement, Black Pearl issued us a $2,000,000 line of credit, approximately $1,010,000 of which has already been advanced to us; the credit was issued in the form of a promissory note (the "Note"). We were to pay back all advanced funds on or before August 1, 2014, although such date would be extended to September 30, 2014 if we did not receive gross proceeds of no less than $6,000,000 resulting from either or both of: (a) the consummation of one or more private placements of debt or equity securities, not including the funds received pursuant to the Credit Agreement; or (b) the filing of a registration statement on Form S-1 with the Securities and Exchange Commission (“ SEC ”) for a public offering of our securities. Interest accrues at 11% per annum. To further induce Black Pearl to issue us the line of credit, we agreed to issue them 250,000 restricted shares of our common stock (after which, Black Pearl will own 250,000 (1%) of our common stock) and a $25,000 transaction fee to be paid on the final closing date of the credit line. In the first quarter of 2015 all of this debt was rolled into a related party note.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended September 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of September 30, 2015, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting. No remediation has been made in this quarter.

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

GE Ionics, Inc. Lawsuit. On May 22, 2013, GE Ionics, Inc. ("GE") filed a lawsuit against STW in the Supreme Court of the State of New York, County of New York, Index No. 651832/2013 (the "GE Lawsuit"). Although the lawsuit arises out of STW's obligations to GE under its Settlement Agreement with GE entered into on August 31, 2010, upon which STW owed GE $2.1 million plus interest. GE elected to forgo suit on the settlement amount and sued STW for the original debt of $11,239,437, plus interest and attorneys' fees (the "Original Debt"). STW filed its Answer asserting that it is entitled to and shall pursue all of its available legal and equitable defenses to the Original Debt, inasmuch as GE had, among other things, failed to discount the Original Debt sued upon by the amounts that it recovered through re-use and re-sale of the equipment it fabricated for STW. Management has not accrued the original amount of the debt because Management has determined the probability of recovery is remote. The lawsuit is currently in the discovery phase of litigation and the parties are actively exploring settlement.

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

Viewpoint Securities, LLC Arbitration. On or about July 9, 2012, the Company and Stan Weiner, the Company's chief executive officer, received a demand for arbitration with the American Arbitration Association. The demand was filed by Viewpoint Securities LLC ("VP") who entered into an engagement agreement, dated March 9, 2008 (as amended on March 9, 2008, November 10, 2008, January 1, 2009, February 5, 2010, and December 1, 2010), with STW whereby the Company retained VP to act as its financial and capital markets advisor regarding equity and debt introduced by VP to the Company. The demand alleged breach of contract, breach of the covenant of good faith and fair dealings, negligence prayer for commissions and expenses incurred by VP in its efforts to provide introductions and attempt to provide financing to the Company from March 9, 2008 through February 2, 2012, the date of termination of the Agreement. VP seeks, among other things, $216,217 and a warrant to purchase 566,667 shares of the Company's common stock, payment of a $15,000 promissory note plus 3+ years of interest at 12%, attorneys' fees of $18,000 and costs of arbitration for filing fees and hearing fees. The Company believed it had valid defenses and contested these claims vigorously. On August 18, 2012, VP dismissed Stan Weiner from the claim with prejudice. A final arbitration hearing was held on February 3, 2014. On April 1, 2014, the Arbitrator issued an Award in favor of Viewpoint for $196,727.77 on Viewpoint's claim for $216,217 in fees and expenses, plus $5,541.46 in arbitration hearing fees and expenses; interest shall accrue at the rate of 10% per annum on any unpaid portion of the award commending April 1, 2014. The Arbitrator denied Viewpoint's claims related to the Company's warrants, a $15,000 promissory note plus 12% interest and for $18,000 in attorneys' fees. The Award was final on April 01, 2014, and on October 28, 2014, Viewpoint filed a lawsuit in San Diego County, California Superior Court seeking to enforce its Arbitration Award in Case No. 37-2014-00036027-CU-PA-CTL.  On December 08, 2014, the Company filed a Motion to Dismiss the enforcement action due to Viewpoint having forfeited its corporate rights in California due to non-payment of California corporate taxes, and that motion is still pending before the Court. Subsequent to June 30, 2015, on July 07, 2015, STW and Viewpoint signed a “Payment and Standstill Agreement, wherein the parties agreed that the total Arbitration Award with interest totaled $228,170.92, that Viewpoint would not seek post Award attorneys’ fees from STW, and that so long as STW made bi-weekly payments of $2,000, beginning on July 10, 2015, Viewpoint would stay any efforts to collect on the Arbitration Award, and when fully paid, would fully release STW from the Arbitration Award. The Company has made all scheduled payments to date.

United Drilling, Inc. Lawsuit. On May 06, 2015, United Drilling, Inc. filed a lawsuit against STW and Case Drilling and Pump Service, LLC pending in the District Court of the 83rd Judicial District in Pecos County, Texas, styled United Drilling, Inc. v. STW Resources Holding Corp. et al., Cause No. P-7405-83-CV (the “United Lawsuit”). United Drilling provided water well drilling services as a subcontractor to Case Drilling in the amount alleged to be $1,577,883.33 related to Case Drilling providing drilling services to STW Water Process & Technologies, LLC (a wholly owned subsidiary of STW) for Capitan Reef Test Well No. 1, located in Pecos County, Texas (the “Test Well”). Case Drilling did not pay United Drilling; therefore, United Drilling filed the United Lawsuit to attempt to foreclose on an alleged statutory lien on STW’s water lease with the City of Fort Stockton, Texas, on which the Test Well was located. United seeks any monies owed by STW to Case Drilling for the Test Well to be paid to United Drilling. STW has asserted that it had a “turn-key” contract with Case Drilling, which required Case Drilling to deliver a producing water well, which it did not. Accordingly, STW alleges that since it owed nothing to Case Drilling, correspondingly, it owes nothing to United Drilling. In addition to STW filing its Answer and Affirmative Defenses to United Drilling’s claims, it has also filed a counterclaim against United Drilling for wrongfully placing a lien on STW’s Fort Stockton water lease, in that United Drilling’s is not justified as there are no amounts owed by the Company to Case Drilling from which United Drilling could collect for some or all of its subcontractor invoices. STW has also cross-claimed Case Drilling for breach of contract and indemnity related to Case Drilling’s alleged failure to pay its subcontractor, United Drilling. STW and United Drilling have participated in substantive settlement discussions and have a definitive settlement agreement prepared awaiting execution. Based on the Company’s counsel’s legal opinions regarding the invalidity of United Drilling’s lien, the Company does not expect to incur any substantial liability from this matter.

Dufrane Nuclear Shielding, Inc. Counterclaims. On July 16, 2015, Dufrane Nuclear Shielding, Inc., Dufrane Construction, LLC and Joshua C. Brooks filed a counterclaim against STW and its subsidiaries in Case No. CV-50864, pending in the 238th District Court of Midland County, Texas, styled STW Resources Holding Corp., et al. v. Felipe Sanchez, et al. (the “Dufrane Counterclaims”). Dufrane is suing STW over a $725,000 promissory note and an equipment rental agreement, and Joshua C. Brooks is suing STW alleging he was not released from certain guaranty obligations with equipment providers. STW and its subsidiaries filed a general denial and the parties have been working together on an agreed accounting of payments made and the allocations of those payments, with a view towards settling the Dufrane Counterclaims.

Seaboard International, Inc. Lawsuit. On July 07, 2015, Seaboard International, Inc. filed a lawsuit against STW and Case Drilling and Pump Service, LLC pending in the District Court of the 112th Judicial District in Pecos County, Texas, styled Seaboard International, Inc. v. Case Drilling & Pump, LLC, et al., Cause No. P-11813-112-CV (the “Seaboard Lawsuit”). Seaboard provided water well drilling services as a subcontractor to Case Drilling in the amount alleged to be $80,685.01 related to Case Drilling providing drilling services to STW Water Process & Technologies, LLC (a wholly owned subsidiary of STW) for Capitan Reef Test Well No. 1, located in Pecos County, Texas (the “Test Well”). Case Drilling did not pay Seaboard; therefore, Seaboard filed the Seaboard Lawsuit to attempt to foreclose on an alleged statutory lien on STW’s water lease with the City of Fort Stockton, Texas, on which the Test Well was located. Seaboard seeks any monies owed by STW to Case Drilling for the Test Well to be paid to United Drilling. STW has asserted that it had a “turn-key” contract with Case Drilling, which required Case Drilling to deliver a producing water well, which it did not. Accordingly, STW alleges that since it owed nothing to Case Drilling, correspondingly, it owes noting to Seaboard. In addition to STW filing its Answer and Affirmative Defenses to United Drilling’s claims, it has also filed a counterclaim against Seaboard for wrongfully placing a lien on STW’s Fort Stockton water lease, in that Seaboard’s lien is not justified as there are no amounts owed by the Company to Case Drilling from which Seaboard could collect for some or all of its subcontractor invoices. STW has also cross-claimed Case Drilling for breach of contract and indemnity related to Case Drilling’s alleged failure to pay its subcontractor, Seaboard. Based on the Company’s counsel’s legal opinions regarding the invalidity of Seaboard’s lien, the Company does not expect to incur any substantial liability from this matter.

Lonestar West Enterprises. LLC Lawsuit. On September 18, 2015, Lonestar West Enterprises, LLC filed a lawsuit against STW in the 141st District Court of Tarrant County, Texas, styled Lonestar West Enterprises, LLC v. STW Resources Holding Corp., Cause No. 141-281104-15 (the “Lonestar Lawsuit”). It is believed that Lonestar provided services to STW’s subsidiary, STW Oilfield Services, which ceased operations. Lonestar seeks $26,550 plus attorneys’ fees. STW has filed a general denial and is still investigating the matter.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item. Please refer to our Form 10-K filed with the SEC on April 3, 2015 under item 1.A Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has authorized issuance of up to 191,666,667 shares of common stock with a par value of $0.001 per share.

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

On July 9, 2015, the company issued 355,500 shares of common stock to 43 employees as performance bonuses. The stock was valued at $0.20 per share and totaled $71,100.

On July 22, 2015, the Company issued 200,000 shares of common stock to an investor as part of the financing agreement. The shares were valued at an average of $0.21 per share and totaled $40,469.

On July 28, 2015, the company issued 50,000 shares of common stock in payment of fees owed to a consultant for service rendered. The shares were valued at $0.65 per share and totaled $32,500.

On October 15, 2015, the company issued a total of 510,000 shares of common stock to 3 accredited lenders. The company issued 120,000 shares of common stock to the first accredited lender in payment for the extension on a note payable. The shares were valued at $0.07 per share for a total of $8,400. The second accredited lender was issued 40,000 shares of common stock in payment for the extension on a note payable and 100,000 shares of common stock in conjunction with their SPA. The shares were valued at $0.07 per share for a total of $9,800. The third accredited lender was issued 250,000 shares of common stock in payment of loan fees that were accrued in the Fees Payable in Common Stock. The shares were valued at $0.18 per share for a total of $45,000.

On October 22, 2015, the company issued 225,000 shares of common stock to an accredited lender in payment of loan fees that were accrued in the Fees Payable in Common Stock. The shares were valued at $0.33 per share for a total of $74,250.

On October 27, 2015, an accredited lender converted $30,000 of a note payable and the company issued 364,964 shares of common stock. The shares were valued at approximately $0.08 per share.

A consultant converted outstanding billing for service in the amount of $75,000. On November 2, 2015, the Company issued 50,000 shares of common stock and the remaining shares 50,000 shares of common stock were issued on November 4, 2015. The shares were valued at approximately $0.75 per share.

On November 5, 2015, the company issued 225,000 shares of common stock to an accredited lender in payment of loan fees that were accrued in the Fees Payable in Common Stock. The shares were valued at $0.14 per share for a total of $31,500.

On November 6, 2015, an accredited lender converted $30,000 of a note payable and the company issued 454,545 shares of common stock. The shares were valued at approximately $0.06 per share.

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

STW RESOURCES HOLDING CORP
(Registrant)

Date: November 24, 2015	By: /s/ Alan Murphy
Alan Murphy
President and Chief Executive Officer (Principal Executive Officer)

Date: November 24, 2015	By: /s/ Robert J. Miranda
Robert J. Miranda
Vice President and Chief Financial Officer (Principal Accounting Officer)